Form 10QSB
period 2005-03-31
SAFER RESIDENCE CORP
filed 2005-06-27
CIK 1307873

As filed with the Securities and Exchange Commission on June 27, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2005

OR

[  ]                                 TRANSITION REPORT PURSUANT TO SECTION 13
                                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the transition period from __________ to ______________

Commission File Number 333-120926

SAFER RESIDENCE CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Unit #64044 – 528B Clarke Rd. Coquitlam, B. C.  V3J 7V6

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code       (604) 592-3567

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No     X

Number of shares outstanding of the registrant’s class of common stock as of June 14, 2005:  2,300,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended March 31, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page Number

Balance Sheets

4

Statements of Operations

5

Statement of Stockholder’s Equity

6

Statements of Cash Flows

7

Notes to the Financial Statements

8

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

 SAFER RESIDENCE CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEET

MARCH 31, 2005

(Unaudited - prepared by management)

(Stated in U.S. Dollars)

	March 31, 2005 Unaudited	September 30 2004 Audited

ASSETS

Current
Cash and cash equivalents	$12,588	$21,799

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,445	$1,500

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
2,300,000 common shares	2,300	2,300

Additional paid-in capital	20,700	20,700

Deficit Accumulated During The Development Stage	(11,857)	(2,701)
	11,143	20,299

	$12,588	$21,799

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

SIX-MONTH PERIOD ENDED MARCH 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

	Three month period ended March 31, 2005	Six month period ending March 31, 2005	Cumulative amounts from Date of Incorporation on July 7, 2004 to March 31, 2005

Revenue	$-	$-	$-

Expenses
Organizational costs	-	-	936
Professional fees	1,715	9,008	10,508
Office and administration	61	148	413
	1,776	9,156	11,857

Net Loss For The Period	$(1,776)	$(9,156)	$(11,857)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	2,300,000	2,300,000

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

SIX-MONTH PERIOD ENDED MARCH 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

	Three month period ending March 31, 2005	Six month period ending March 31, 2005	Cumulative amounts from Date of Incorporation on July 7, 2004 to March 31, 2005

Cash Flows From Operating Activities
Net loss for the period	$(1,776)	$(9,156)	$(11,857)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Accounts payable and accrued liabilities	(348)	55)	1,445
	(2,124)	(9,211)	(10,412)

Cash Flows From Financing Activity
Issuance of common shares	-	-	23,000

Increase In Cash During The Period	(2,124)	(9,211)	12,588

Cash, Beginning Of Period	14,712	21,799	-

Cash, End Of Period	$12,588	$12,588	$12,588

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Inception, July 7, 2004	-	$-	$-	$-	$-
July 2004 – shares issued for cash at $0.01	1,700,000	1,700	15,300	-	17,000
August 2004 – shares issued for cash at $0.01	600,000	600	5,400	-	6,000
Net loss for the year	-	-	-	(2,701)	(2,701)

Balance, September 30, 2004	2,300,000	2,300	20,700	(2,701)	20,299

Net loss for the period				(9,156)	(9,156)

Balance, March 31, 2005	2,300,000	$2,300	$20,700	$(11,857)	$11,143

SAFER RESIDENCE CORPORATION

(A Development State Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited September 30, 2004 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’s September 30, 2004 audited financial statements.

2.

NATURE AND CONTINUANCE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, United States of America, on July 7, 2004.  The Company’s year end is September 30, 2004.

a)

Development Stage Activities

The Company has been in the development stage and has not yet realized any revenues from its planned operations.  The Company intends to establish itself as a company that provides customers with home security assistance services.

Based upon the Company’s business plan, it is a development stage enterprise.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

b)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $11,857 for the period from inception, July 7, 2004, to March 31, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its home security assistance services.  Management has plans to seek additional capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SAFER RESIDENCE CORPORATION

(A Development State Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

b)

Organizational and Start-Up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

c)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

d)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from these estimates.

e)

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)

monetary items at the rate prevailing at the balance sheet date;

ii)

non-monetary items at the historical exchange rate;

iii)

revenue and expense at the average rate in effect during the applicable accounting period.

SAFER RESIDENCE CORPORATION

(A Development State Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109).  This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

b)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2005, the Company had no stock equivalents that were dilutive, and therefore, none were excluded in the earnings per share computation.

c)

Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

d)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

1.

COMMON STOCK

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On July 7, 2004, the Company issued 1,700,000 shares of common stock at a price of $0.01 for cash totaling $17,000.

On August 23, 2004, the Company issued 600,000 shares of common stock at a price of $0.01 for cash totaling $6,000.

SAFER RESIDENCE CORPORATION

(A Development State Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

4.

COMMON STOCK  (Continued)

As of the date hereof, there are 2,300,000 outstanding shares of the company’s common stock.

5.

SUBSEQUENT EVENT

The Company filed a Form SB-2 Registration Statement that became effective May 12, 2005, to offer the public up to 800,000 common shares at $0.10 per share.  To date, no share subscriptions have been accepted under this registration statement.

Item 2.   Management’s Plan of Operation

Safer Residence Corporation (referred to throughout this report as "Safer Residence", "we", "our" and other similar terms) was incorporated under the laws of the State of Nevada on July 7, 2004. Safer Residences fiscal year end is September 30.

On May 12, 2005, our registration statement on Form SB-2 became effective, enabling a registered offering of a maximum of 800,000 shares of common stock at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions for these common shares. At present, our common shares are not approved for quotation on the OTC/BB nor listed for trading on any exchange. All of our outstanding common shares are currently held by our officers and directors.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We are in the process of establishing ourselves as a home security assistance service.  We intend to offer a multi-functional range of services to aid in residential security, as well as provide assistance to those who become victims of property crime.  We believe that by offering our clients security recommendations, recording information of valuables, and acting as a liaison to police, insurance agencies and other businesses in the event of a property crime, we will fill a void within the present security industry.

The basis of our services will be to improve the possibility of victims reclaiming their stolen property.  We intend to provide options and services to clients who have become the victims of a break and enter  Our business plan will also include aiding with the filing of insurance claims and documentation for those customers who have become victims of fire or vandalism.

We plan to offer on-site security consultations and recommendations regarding such items as locks, lighting and alarms, to enhance our customers personal and premise safety.  Our service will include recording our client’s premises and valuables using video and digital cameras.  As well, corresponding serial numbers, identifying marks and estimates, if available, will be logged.  In the event of a break and enter, fire or vandalism we will then be able to provide our clients with a copy of their recorded information.  We believe this organized and catalogued format of information will greatly aid our customers in assessing their loss as well as providing important accuracy and detail to their police report and insurance claim, and possible recovery.

Clients will also be notified of the dates, times and locations of police held public auctions for unclaimed “found” or recovered property.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of Safer Residence should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 Registration Statement, Amendment 7, filed on May 5, 2005.

We require $30,000 to remain operational during the next twelve months and $80,000 to fully implement our business plans for the next twelve months. We believe that it will take from two (2) to three (3) months  from the date of filing this report to raise the necessary capital. Additionally, we intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations.

Commencement of Operations

The following paragraphs discuss the priority and order of implementing our business plan. The commencement of our operations and the implementation described in the following paragraphs are contingent upon raising $80,000 from our offering.

 During our first year of operations we will concentrate our efforts exclusively on building our client base in the Greater Vancouver Regional District within the Province of British Columbia.  As we develop business experience and if we realize financial growth, we may consider expanding Safer Residence's business area to include the nearby municipalities and cities within the Lower Mainland of British Columbia.  At present we do not have plans to move outside of British Columbia, Canada.

The first step is the purchase of digital and video cameras that will be needed to launch our business and is anticipated to occur in September. There will be no new computer purchases or upgrades needed at this time as each member of the management team have systems compatible for the work needed in conjunction with the photographic equipment purchased. Each officer or director of our management team will initially operate from his or her residence.

In addition to the video equipment, we will need to have RCMP clearance, bonding and liability insurance in place.  Stationary, business cards and promotional materials will need to be purchased.  The amount of funding raised through this offering will determine how much we spend. Our estimated cost to do these initial requirements is between $8,000 and $15,000

The next step in the launch of Safer Residence will be to design and build our website.  At present we are investigating and evaluating certain potential domain names, all of which contain the word “safe or safer”.  The registration of our website domain name will be implemented once a decision has been made regarding our chosen domain name.   As well, when registering our website, Safer plans to include keyword sensitive content, or words that describe the content of the site.  Also, to ensure that our domain name is listed prominently in search results for most search returns we will make use of titles.  We hope that our website will provide us with exposure to the general market place and will include information such as the basics and uniqueness of Safer’s service features.  The use of factual information and statistics will also be found on our website.

Our website will have the facility for prospective clients to contact us with questions and enquiries.  Web server space will be contracted from a local Internet Service Provider. The Internet Service Provider has not been selected as of yet.  Within the first six (6) months of operations we expect that our site will be fully developed by which time the budgeted amount of $4,000 will be expensed.

Step three of our plan of operation will be to complete the development of our promotional material.  This will include having brochures designed and printed.  We expect by the seventh (7th) month to have sufficient promotional and support material to begin developing our customer base using free seminars that Safer plans to put on through various community based organizations and outlets.  Safer Residence's seminars will focus on providing citizens with the full range of Safer’s direction in home security.  Facts and figures will be presented to highlight the ever increasing need for home security options and services.  The reality of necessary home security and follow-up services will be presented against the backdrop of crime statistics and trends at each of our seminars.  We intend to have a simple, cost effective promotional display with a fifteen minute video or PowerPoint-type presentation.  Attendees will be able to ask questions regarding our services, book security assessment appointments and pick up our brochures for future reference and consideration.

Our goal for the tenth (10th) month of operations is to have a transportable kiosk ready and operational.  We are planning to set up our kiosk to provide information on our services at conventions, trade shows and the annual Pacific National Exhibition held in the City of Vancouver.  Since we have been advised that pre-existing kiosk facilities are available for rent on a daily or weekly basis, we will also plan to use such facilities for periodic marketing campaigns.  The kiosk will be staffed by one of your management team and our potential customers will be able to ask questions, get brochures and book home security assessment appointments at the kiosk.

Expenditures

The following chart provides an overview of our budgeted expenditures by major area of activity, for the first twelve (12) months of operations. There is no assurance that we will raise the full $80,000 as anticipated. The following is the break down of how we intend to use the proceeds if only 25 percent, 50 percent, or 75 percent of the total offering amount is raised:

Expenditure Item	25%	50%	75%	100%
Legal and Accounting	8,000	8,000	10,000	10,000
Website Development	0	1,000	3,000	4,000
Marketing and Promotions	3,000	12,000	20,000	25,000
Security Clearance, Bonding and Insurance	2,000	2,000	2,000	2,000
Office Equipment and Supplies	2,000	4,000	5,000	10,000
Camera, Video and Marking Equipment	4,000	8,000	9,000	11,000
Transportable Kiosk and Portable Display	0	4,000	8,000	12,000
Kiosk Renovations and Rent	0	0	2,000	5,000
Miscellaneous Administrative Costs	1,000	1,000	1,000	1,000
Total	20,000	40,000	60,000	80,000

The above expenditure items are defined as follows:

Legal and Accounting Fees:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. It will also cover the cost of preparation of agreements and documents when appropriate.  We expect to be making these expenditures throughout the year.

Website Development:  This expense is the cost associated with development of our website. Initially the website will be used to introduce our service and products that will be available. Eventually, it will be developed sufficiently to take orders and respond to queries.

Marketing and Promotions: This item refers to the cost of our marketing campaign. It includes the cost of providing customers with product and service information. It will also include the printing of our information brochure, producing our power-point presentation, and the cost of seminars to assist us in creating a market for our services and products.

Security Clearance, Bonding and Insurance:  This expense item is for the costs of acquiring RCMP Clearance as well as basic business and liability insurance coverage for the company for the first twelve months of operations.  It will also include bonding that may be required.

Office Equipment and Supplies: This expenditure refers to items such as printer, photocopier, fax machine, scanner, telephone system, shredder, binding machine, fire retardant filing cabinets, magnetic white boards, industry-related phone directories and catalogues, industry specific magazines and periodicals and other similar office requirements. It also includes office furniture such as desks as well as computer software and hardware as required.

Camera, Video and Marking Equipment:  This expense refers to the purchase of camera and video equipment that will be used for documentation of valuables and insurable items for the company clients.  The marking equipment also will be used for identifying their possessions.  Safer expects to begin making these purchases during the fourth month of operations after the closing date of the offering.

Transportable Kiosk and Portable Display: This item refers to the cost to design and build a movable kiosk and portable display acceptable for our use.  The kiosk will be set up as a temporary retail outlet center for the company at seminars, trade shows, conventions, and local mall exhibits.  The display unit will be used as part of the kiosk display as well as independently from the kiosk to provide a corporate presence and marketing outlet. Safer intends to have construction of the display and kiosk completed and operational within the first year of operations.

Kiosk Renovations and Rent:  This expense covers the cost of renting kiosk facilities in shopping malls on a daily or weekly basis for periodic intensive marketing campaigns during the first twelve months of operations.  Since these mall sites may or may not require minor alterations to be best suited to our needs such expenses are included.

Miscellaneous Administrative Expenses:  This expense refers to any small miscellaneous costs that have not been otherwise listed - such as bank service charges and sundry items.

If we our successful with our offering, we believe we can begin to collect revenues from operations within the first six (6) months of operations.

There are no plans or expectations to purchase or sell any significant equipment in the first year of operations. Management also has no intention of hiring any employees during the first year of operations.

We believe we have sufficient cash resources to satisfy our needs over the next 12 months, if we can raise the minimum amount through our offering. Our ability to satisfy cash requirements thereafter, and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information requird to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended February 28, 2005.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures.  The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 12, 2005 our Form SB-2 Registration Statement commission file number 333-120926 became effective, enabling us to offer up to 800,000 shares of common stock of our company at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS

 Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit

Number

Description

3.1

              Articles of Incorporation*

3.2

              By-laws*

     31.1 Certification of CEO pursuant to 18 U.S.C. ss. 1350, Section 302

      31.2 Certification of CFO pursuant to 18 U.S.C. ss. 1350, Section 302

      32.1 Certification pursuant to 18 U.S.C.  ss. 1350, Section 906

      32.2 Certification pursuant to 18 U.S.C.  ss. 1350, Section 906

* Incorporated by reference to our Form SB2 Registration Statement Amendment No. 7, File Number 333-120926 filed on May 5, 2005.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of June, 2005.

                                                                                       Safer Residence Corporation

Date: June 27, 2005

              By: /s/Jean Blanchard

          -------------------

                         Jean Blanchard

           President/CEO – Principle Executive Officer

By: /s/Melissa Blanchard

           ---------------------

           Melissa Blanchard

CFO - Principal Financial Officer