Form 10QSB
period 2005-06-30
SAFER RESIDENCE CORP
filed 2005-08-22
CIK 1307873

As filed with the Securities and Exchange Commission on August 22, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Number of shares outstanding of the registrant’s class of common stock as of August 16, 2005:  3,100,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended June 30, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page Number

Balance Sheet

    4

Statements of Operations

    5

Statement of Stockholder’s Equity

    6

Statements of Cash Flows

    7

Notes to the Financial Statements

    8

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

INTERIM BALANCE SHEET

JUNE 30, 2005

(Unaudited - prepared by management)

(Stated in U.S. Dollars)

	June 30, 2005 Unaudited	September 30 2004 Audited
ASSETS
Current
Cash and cash equivalents	$8,306	$21,799
Prepaid expenses	561

	$8,867	$21,799
LIABILITIES
Current
Accounts payable and accrued liabilities	$400	$1,500

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
2,300,000 common shares	2,300	2,300

Additional paid-in capital	20,700	20,700

Deficit Accumulated During The Development Stage	(14,533)	(2,701)
	8,467	20,299

	$8,867	$21,799

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

NINE-MONTH PERIOD ENDED JUNE 30, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

	Three month period ended June 30, 2005	Nine month period ending June 30, 2005	Cumulative amounts from Date of Incorporation on July 7, 2004 to June 30, 2005

Revenue	$-	$-	$-

Expenses
Organizational costs	-	-	936
Professional fees	1,979	10,986	12,486
Office and administration	697	846	1,111
	2,676	11,832	14,533

Net Loss For The Period	$(2,676)	$(11,832)	$(14,533)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	2,300,000	2,300,000

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS

NINE-MONTH PERIOD ENDED JUNE 30, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

	Three month period ending June 30, 2005	Nine month period ending June 30, 2005	Cumulative amounts from Date of Incorporation on July 7, 2004 to June 30, 2005

Cash Flows From Operating Activities
Net loss for the period	$(2,676)	$(11,832)	$(14,533)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Increase (decrease) in accounts payable and accrued liabilities	(1,045)	(1,100)	400
Increase in prepaid expenses	(561)	(561)	(561)
	(4,282)	(13,493)	(14,694)

Cash Flows From Financing Activity
Issuance of common shares	-	-	23,000

Increase In Cash During The Period	(4,282)	(13,493)	8,306

Cash, Beginning Of Period	12,588	21,799	-

Cash, End Of Period	$8,306	$8,306	$8,306

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2005

(Unaudited – prepared by management)

(Stated in U.S. Dollars)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Inception, July 7, 2004	-	$-	$-	$-	$-
July 2004 – shares issued for cash at $0.01	1,700,000	1,700	15,300	-	17,000
August 2004 – shares issued for cash at $0.01	600,000	600	5,400	-	6,000
Net loss for the year	-	-	-	(2,701)	(2,701)

Balance, September 30, 2004	2,300,000	2,300	20,700	(2,701)	20,299

Net loss for the period				(11,832)	(11,832)

Balance, June 30, 2005	2,300,000	$2,300	$20,700	$(14,533)	$8,467

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $14,533 for the period from inception, July 7, 2004, to June 30, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its home security assistance services.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

b)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2005, the Company had no stock equivalents that were dilutive, and therefore, none were excluded in the earnings per share computation.

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

5.

SUBSEQUENT EVENT

On July 28, 2005, the Company accepted subscriptions for 800,000 shares of its common stock from 40 investors.  The shares were issued at a price of $0.10 per share, under a registration statement effective May 12, 2005 as filed with the Securities and Exchange Commission.  As of the date hereof, there are 3,100,000 outstanding shares of the company’s common stock.

Item 2.   MANAGEMENT’S PLAN OF OPERATION

Safer Residence Corporation (referred to herein as “Safer Residence”, “us”, “we”, “our” and the “Company”) was incorporated under the laws of the state of Nevada on July 7, 2004. Our Company’s fiscal year end is September 30.

On May 12, 2005 our registration statement on Form SB-2 became effective, enabling a registered offering of a maximum of 800,000 common shares at a price of $0.10 per share. On July 28, 2005 we accepted subscriptions for 800,000 shares from 40 investors, raising a total of $80,000. At present, our common shares are not posted for trading or listed on any exchange. Of the total of 3,100,000 issued and outstanding shares of common stock, 2,300,000 are currently held by our officers and directors.

We currently have no revenue from operations, we have never realized any revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We are in the process of establishing ourselves as a home security assistance service.  We intend to offer a multi-functional range of services to aid in residential security, as well as provide assistance to those who become victims of property crime.  We believe that by offering our clients security recommendations, recording information of valuables, and acting as a liaison to police, insurance agencies and other businesses in the event of a property crime we will fill a void within the present security industry.

The basis of our services will be to improve the possibility of victims reclaiming their stolen property.  We intend to provide options and services, including assistance before, during and after, to clients who have become the victims of a “break and enter”.  Our business plan will also include aiding our customers with the filing of insurance claims and documentation to those who have become victims of fire or vandalism.

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

Plan Of Operation

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 Registration Statement, Amendment 7, filed on May 5, 2005.

We are now in a position to fully implement our business plan for the next 12 months, concurrent with the completion of our offering and the successful raise of $80,000. We have only now commenced operations, as we just completed our public offering. We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations.

Our first year of operations will have us concentrating our efforts exclusively on building our client base in the Greater Vancouver Regional District within the Province of British Columbia.  As we develop business experience and financial growth through our generated revenues we may consider expanding Safer’s business area to include the nearby municipalities and cities within the Lower Mainland of British Columbia.  At present we do not have plans to move outside of British Columbia, Canada.

Initially, our focus is to purchase the digital and video cameras and marking equipment as well as office equipment and supplies needed to launch our businesses.

The next step in our preparations will be to design and build our website.  At the present time, we are investigating and evaluating certain potential domain names, all of which contain the work “safe or safer”.  The registration of our website domain name will be implemented once a decision has been made regarding our chosen domain name.  As well, when registering our website, Safer Residence plans to include keyword sensitive content, or words that describe the content of the site.  Also, to ensure that our domain name is listed prominently in search results for most search returns we will make use of titles. Our website will provide us with exposure to the general market place and will include information such as the basics and uniqueness of Safer’s service features.  The use of factual information and statistics will also be found on our website.

Our website will have the facility for prospective clients to contact us with questions and enquiries.  Web server space will be contracted from a local Internet Service Provider (ISP).  The Internet Service Provider has not been selected as of yet.  We intend to begin construction of our website within the next two months, and expect that our site will be fully developed within six months, by which time the budgeted amount of $4,000 will be expensed.

Stationary, business cards and promotional materials will need to be purchased.  It is our intention to have graphic design work started during the month of August.  Within the next six months, we plan to have brochures designed printed and to have sufficient promotional and support material to begin developing our customer base.

After our promotional materials are prepared, Safer Residence plans to put seminars on through various community based organizations and outlets.  These seminars will focus on providing citizens with the full range and uniqueness of Safer Residence’s direction in home security.  Our seminars will promote the reality of necessary home security and follow-up services presented against the backdrop of crime statistics and trends.  We intend to have a simple, cost effective promotional display with a fifteen minute video or PowerPoint-type presentation.  This short presentation would also be easy to distribute in a CD Rom format or on the website.  Attendees will be able to ask questions regarding our services, book security assessment appointments and pick up our brochures for future reference and consideration.

Our goal is to have the transportable kiosk ready and operational by mid November.  We are planning to set up our kiosk to provide information on our services at conventions, trade shows and the annual Pacific National Exhibition held in the City of Vancouver.  Since we have been advised that pre-existing kiosk facilities are available for rent on a daily or weekly basis, we will also plan to use such facilities for periodic intensive marketing campaigns.  The kiosk will be staffed by one of your management team and our potential customers will be able to ask questions, get brochures and book home security assessment appointments at the kiosk.

To summarize, the following chart provides an overview of our planned budgeted expenditures over the next 12 months, by major area of activity:

Expenses

Legal and Accounting

Website Development

Marketing and Promotions

Security Clearance, Bonding and Insurance

Office Equipment and Supplies

Camera, Video and Marking Equipment

Transportable Kiosk and Portable Display

Kiosk Renovations and Rent

Internet Presence and Telecom Service

Travel and Hospitality

Miscellaneous Administrative Costs

Total

10,000 4,000 25,000 2,000 10,000 11,000 12,000 5,000 3,000 1,000 1,000 $84,000

As of the filing date of this report, we have $8,306 in cash.  Subsequently in July 2005, we completed our offering of 800,000 shares of common stock under an effective Form SB-2, whereby we raised net proceeds of $80,000.  We believe that our cash resources are sufficient to satisfy our needs over the next 12 months. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At June 30, 2005, we had working capital of $8,467, compared to working capital of $20,299 at September 30, 2004. At June 30, 2005, our total assets consisted of cash of $8,306 and prepaid expenses of $561. This compares with total assets at September 30, 2004 consisting solely of $21,799 in cash.

At June 30, 2005, our total current liabilities, all accounts payable, decreased to $400 from $1,500 at September 30, 2004.

We have not had revenues at any time since inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

We do not anticipate conducting any research and development directly, or hiring additional employees in the next 12 months.

Results of Operations

Safer Residence posted losses of $2,676 for the three month and $11,832 for the nine month period ended June 30, 2005 respectively. There were no comparable periods, as our company was only incorporated on July 7, 2004. From inception to June 30, 2005 we have incurred losses of $14,533. The principal component of losses was professional fees of $12,486, organization costs of $936 and office and administration expenses of $1,111.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our  internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 12, 2005 our Form Registration Statement on Form SB-2 commission file number 333-120926 became effective, enabling us to offer up to 800,000 shares of common stock of our company at a price of $0.10 per share. On July 28, 2005 we accepted subscriptions for the entire offering from 40 investors, raising a total of $80,000.  No commissions were paid on any of the above issuance.  As of the date of this Quarterly Report, there are 3,100,000 issued and outstanding common stock in our Company of which 2,300,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from May 12, 2005 to June 30, 2005 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Office and administration	0	$665

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net Proceeds to the Issuer from the offering were $80,000.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

              By-laws*

5

Opinion re: Legality*

*  Incorporated by reference to our Form SB2 Registration Statement Amendment No. 7, File Number 333-120926, filed on May 5, 2005.

31.1

CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302**

31.2

CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302**

32.1

CERTIFICATION PURSUANT TO 18 U.S.C.  ss.1350, SECTION 906**

32.2

CERTIFICATION PURSUANT TO 18 U.S.C.  ss. 1350, SECTION 906**

** Filed herewith.

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this

22nd day of August, 2005.

                                                                                       Safer Residence Corporation

Date: August 22, 2005

              By:     /s/ Jean Blanchard

                         Jean Blanchard

           President/CEO

By:      /s/ Melissa Blanchard

           Melissa Blanchard

                                 Chief Financial Officer