Form 10KSB
period 2005-09-30
SAFER RESIDENCE CORP
filed 2005-12-21
CIK 1307873

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number  333-120926

SAFER RESIDENCE CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Unit #64044 – 528B Clarke Rd. Coquitlam, B. C.  V3J 7V6

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code                                 (604) 592-3567

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes__No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X__

Net revenues for its most recent fiscal year: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 1, 2005: $80,000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of common voting shares outstanding as of  December 1, 2005: 3,100,000

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Safer Residence Corporation (referred to in our report as “Safer” or the “Company”) was incorporated under the laws of the state of Nevada on July 7, 2004. Our Company’s fiscal year end is September 30. Our Company's principal executive offices are located at Unit #64044 – 528B Clarke Rd. Coquitlam, B. C.  V3J 7V6. Our telephone number is (604) 592-3567.

We have commenced very limited operations and we currently have no business revenue and no significant assets.  Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Subsequent to incorporation, Safer has been in the developmental stage. Our initial operations with respect to our business plan only commenced in the fourth quarter of our current fiscal year, concurrent with the completion of our public offering.

Prior to the offering, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On May 12, 2005 our registration statement on Form SB-2 was declared effective, enabling a registered offering of a maximum of 800,000 common shares at a price of $0.10 per share. On July 28, 2005 we accepted subscriptions for 800,000 shares from 40 investors, raising a total of $80,000. At present, our common shares are not posted for trading or listed on any exchange. 2,300,000 of 3,100,000 outstanding common shares are currently held by our officers and directors.

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

The basis of our services will be to improve the possibility of victims reclaiming their stolen property.  Safer Residence Corporation intends to provide options and services, including assistance before, during and after, to clients who have become the victims of a break and enter.  Safer’s business plan will also include aiding our customers who have become victims of fire or vandalism with the filing of insurance claims and documentation.

We have not had any discussions or plans to acquire or merge with any other business or company.

    Principal Products and Services

We plan to offer on-site security consultations and recommendations to enhance our customers’ personal, premise and valuables security. This may include recommendations for certain hardware to be supplied by others. Our service will include the recording of our client’s valuables and premises details using video and digital cameras. Corresponding serial numbers, identifying marks and estimates of value, if available, will be logged.  We also plan to offer the service of “marking” items for identification purposes. Essentially, we are planning our business around the aspects of home security that are often neglected.

In the event of a break and enter, fire or vandalism, we will be able to provide our clients with a copy of their recorded information, video tapes, digital photographs, serial numbers, etc.  We believe this organized and catalogued format of information will greatly aid our customers in assessing their loss as well as providing important accuracy and detail to their police report and insurance claim.

In cases of break and enter, with our clients permission, we plan to also provide their list of stolen property, including photographs, serial numbers, identifying marks to various police property offices and local pawn brokers.  Our clients will also be notified of the dates, times and locations of police held public auctions for unclaimed “found” or recovered property.

    The Market

We plan on targeting the residential market of the Greater Vancouver Regional District.  The Greater Vancouver Regional District is a partnership comprised of 21 municipal areas and one electoral area that make up the metropolitan area of Greater Vancouver. This area has a population of just over two million today.

Our second targeted market will be the insurance industry within the Regional District.  We believe we can also provide a service to the local residential insurance providers. Insurance companies, working in conjunction with Safer, will be greatly aided by our accurate documentation of their client’s property and valuables when a claim is filed.

At this time, Safer has no plans to expand beyond the municipalities of the Greater Vancouver Regional District.

    Competition and Competitive Strategy

We are in the development stage with respect to our operations, compared to companies already operating in the security industry. We are planning to base our competitive philosophy on our ability provide services that are needed by homeowners, but not presently focused on by other companies. At present there are other companies that perform the task of video taping property within our targeted market. We believe these companies typically focus on commercial and industrial businesses, and generally ignore the consumer/residential market. We are planning to fill this perceived void. We are not planning to sell equipment or any type of monitoring services directly. If requested by a client, we will only provide referrals.

    Distribution

We plan on developing awareness of our company through several traditional avenues of advertising.  We plan on placing an advertisement in the various local yellow pages, and we will also network with local interest groups such as Community Leagues, Seniors Groups, and The Welcome Wagon.  Flyers will be made available to these groups for distribution.  Another initial market plan is to offer free seminars on residential safety tips through Strata Councils, Church groups and associations for new Immigrants.  The use of community service announcements on public television for our free seminars is also planned. We have completed our review of the various advertising and marketing options available to us and have compiled a comprehensive program, which will be implemented within the next two quarters.

We are also in the process of creating and registering a website. Our own research has shown it would also be beneficial for Safer to have mutual interest links on special interest sites broadening our contact base and exposure.  This would allow Safer to draw on an already established Internet user cliental.

Another avenue for marketing will be the use of our transportable kiosk.  We will use the kiosk and portable display to reach potential customers at trade and convention shows throughout the Greater Vancouver Regional District.  This will also include a display at the yearly Pacific National Exhibition held in the city of Vancouver in the late summer.

Research has shown us that kiosk sites are available in most major shopping malls in the Greater Vancouver Regional District.  They can be rented on a daily, weekly, and monthly basis.  We believe these sites can be easily adapted to fit our needs for short-term marketing thrusts.  Our goal is to use kiosk sites that are easily accessible and situated in high traffic areas. As of the date of this report, our kiosk is in the final stages of completion and deployment.

    Dependence on One or a Few Major Customers

Due to the nature of our business we do not see Safer being limited or dependant on one or a few major customers.  We see our market place as being an ‘ever growing’ source of customers, as we are able to draw on residential customers in 21 municipalities.  For the past 30 years the population has been growing steadily.

    Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we plan to provide that would give cause for any patent, trademark or license infringements or violations. Our company has not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

    Governmental Controls and Approvals

All of the products being offered for sale will be purchased from reputable wholesale distributors and manufactures and will carry the necessary Government and industry standard approvals.  The company does not intend to sell products that are restricted or regulated in Canada.

    Existing or Probable Government Regulations

Not applicable.

    Research and Development Activities and Costs

Not applicable.

    Compliance with Environmental Laws

Not applicable.

    Employees

Our company has no employees at present. Our President and Board Members are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable sales revenue flowing into our Company. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Our President and Board Members presently devote only a portion of their time to the operation of our business (See Item 10).

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

We have a limited operating history.

We have a limited operating history and must be considered as being in the development stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

We may require significant additional financing before our products may be marketed and sold successfully and profitably.

We have only raised $80,000 and we anticipate that this amount will only be sufficient to fund our proposed operations for 10-12 months. Accordingly, our ability to continue to sell our services to potential customers, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. We have limited financial resources and to date and no cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Inability to Compete Against Competitors May Limit our Share of the Market.

Currently there are other well-established companies performing the task of video taping property.  Should they decide to expand their services to include the private sector and should they decide to offer their customers the other associated services we intend to offer, Safer may find it difficult to compete based on our limited resources.

Safer Residence Corporation is a development stage company and we will be competing with established competitors that have achieved a high level of brand recognition.  We will be competing with firms that have substantially greater marketing, financial, and human resources.  As a result, such competitors may be able to respond more quickly to new trends and changes in consumer demands.  If we do not compete effectively with current and future competitors, we may be unable to secure new customers, or we may be required to reduce our rates in order to compete effectively.

Our services may not gain commercial market acceptance.

Whether or not any of our services gain market acceptance in our target market, as well as the degree of market acceptance of any of our services, depends on a number of factors such as:

- cost-effectiveness

- potential advantage

- additional perceived security

- marketing, support and feedback for the services

If our services do not achieve significant market acceptance, our business, financial condition and results of operations will be harmed.

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Safer’s Success.

Presently the officers and directors of the Company allocate only a portion of their time to the operation of our business.

If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.  Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.

Our independent auditors, Morgan and Company, Chartered Accountants, state in their audit report, dated November 23, 2005, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Difficulty For Our Stockholders to Resell Their Stock Due to a Lack of Public Trading Market

There is presently no public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future.  A market maker has applied to have our common stock approved for trading on the OTC/Bulletin Board as soon as practicable.  However, there can be no assurance that the Company's shares will be quoted on the OTC/Bulletin Board.  Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock.  If a market for our common stock does develop, our stock price may be volatile.

"Penny Stock" Rules may restrict the market for the Company's shares

Should we be successful in obtaining a trading symbol, our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors  with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Our management currently controls Safer Residence and thus you will most likely not be able to influence the control of Safer Residence through elections to the Board of Directors.

Our management, collectively, owns more than 74% of our total issued and outstanding shares of common stock. Therefore, our management will continues to retain control of Safer Residence.

ITEM  2.     DESCRIPTION OF PROPERTY.

We do not own or rent facilities of any kind.  At present we are operating from our official address that is located within the offices of our President Ms. Jean Blanchard.  She is providing this space free of charge.  We will likely continue to use this space for our executive offices for the next 12 months.

We do not have any plants and have minimal equipment for the operation of our office.

We do not have any investments or interests in any real estate.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held a stockholders meeting, or submitted matters to a vote of stockholders. Our fiscal year ending September 30, 2005 was our first full year of operations, subsequent to our incorporation on July 7, 2004.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are currently in the process of attempting to obtain a trading symbol under which our shares can be posted for trading on the OTC Bulletin Board. No trading symbol has yet been assigned. Therefore, a shareholder will likely be unable to resell our common shares should he or she desire to do so, until we obtain approval to trade publicly and a regular trading market develops. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans until a regular trading market develops.

Of the 3,100,000 shares of common stock outstanding as of December 1, 2005, 2,300,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. These shares became available for resale to the public on February 28, 2005 subject to the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will equal approximately 31,000 shares; or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

We have no outstanding options or warrants, or other securities convertible into common stock.

At December 1, 2005, there were 43 holders of record.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Our stock currently is not traded on any stock exchange or quoted on any stock quotation system. We are currently in the process of attempting to obtain approval to have our shares posted for trading on the OTC Bulletin Board. No trading symbol has yet been assigned.

Once a trading symbol is assigned, quotations on the OTCBB will reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities since our incorporation on July 7, 2004.

On July 7, 2004 Ms. Jean Blanchard purchased 1,700,000 shares of common stock, for $17,000 or $0.01 per share.

On August 19, 2004 Mr. Stephen Lisik and Ms. Melissa Blanchard each purchased 300,000 shares for $3,000 or $0.01 per share.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933.  All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied on this exemption from registration due to the fact that at the time of these sales we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers are Directors and Officers of our Company.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

In July, 2005 we accepted subscriptions for a public offering under a Form SB-2 Registration Statement for 800,000 shares of our common stock.  Forty (40) persons subscribed for our shares at the offering price of $0.10 per share. The offering was fully subscribed for. No underwriters were used, and no commissions or other remuneration was paid except to our Company.

Following is the use of proceeds for actual expenses incurred for our account to September 30, 2005 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Office and administration	0	$19
Transfer agent	0	1,000

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net Proceeds to the Issuer from the offering were $80,000.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Legal & accounting	0	$ 3,000
Marketing	0	15,731
Office Equipment and Supplies	0	2,381
Camera, Video & Marking Epmt	0	7,992
Kiosk & Display	0	12,000
Kiosk Renovations and Rent	0	337
Travel and Hospitality	0	1,000
Office & administration	0	7

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein and as described in the annual report. See Item 1 “Description of Business” and Item 6 “Plan of Operation”.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 75,000,000 shares of Common Stock, $.001 par value. At present, we are not authorized to issue any series or shares of preferred stock. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our Company, common stockholders are entitled to receive the net assets of our Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted

Stock Purchase Warrants

None.

Stock Purchase Options

None.

Dividends

We have not paid any cash dividends since inception. We do not intend to pay cash dividends in the foreseeable future, but intend to retain earnings, if any, for use in our business operations.

ITEM 6.     MANAGEMENT’S PLAN OF OPERATION.

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve Months

During the month of July 2005 we raised $80,000 from the sale of 800,000 common shares under our Registration Statement on Form SB-2. The offering was fully subscribed. This offering placed $80,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the next twelve months.

Our future operations are also dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; and our SB-2 Registration Statement, Amendment 7, filed on May 5, 2005.

Because we just completed the sale of our common shares, we are now only in a position to fully implement our business plan. We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations. This will enable us to preserve capital.

During 2006, we plan to focus our efforts exclusively on building our client base in the Greater Vancouver Regional District within the Province of British Columbia.  As we develop business experience and financial growth through our generated revenues we may consider expanding Safer’s business area to include the nearby municipalities and cities within the Lower Mainland of British Columbia.

During the 4th quarter of 2005, we purchased digital and video cameras for $7,992.  These are needed to launch our business. With this equipment, our Company is now close to being operational under the scope of our business plan.  In addition to the video equipment, we will need to have RCMP clearance, bonding and liability insurance in place. We plan on completing these steps in the first quarter of our 2006 fiscal year.

During this last quarter, we also completed our logo design and the payout and design for our brochures and printed marketing materials. We incurred approximately $15,730 for these costs.  Starting in the first quarter of fiscal 2006, we are planning to conduct seminars through various community based organizations and outlets. These printed materials will be distributed at these seminars. Our seminars will focus on providing citizens with the full range and uniqueness of Safer’s direction in home security.  The reality of necessary home security and follow-up services will be presented against the backdrop of crime statistics and trends at each of our seminars.  We intend to have a simple, cost effective promotional display with a fifteen minute video or PowerPoint-type presentation.  Attendees will be able to ask questions regarding our services, book security assessment appointments and pick up our brochures for future reference and consideration.

We accelerated our plans to complete our transportable kiosk. During the last quarter of this fiscal year, we purchased the building materials and completed the preliminary model. We used approximately $13,337 of our cash resources for these budgeted costs.

We accelerated our plans because we wish to take advantage of upcoming conventions, trade shows and the annual Pacific National Exhibition held in the City of Vancouver.  The kiosk will be used for site specific and intensive marketing campaigns, staffed by one of our management team members. Potential customers will be able to ask questions, get brochures and book home security assessment appointments at the kiosk.

The remaining step in our launch program will be to design and build our website.  At present we are investigating and evaluating certain potential domain names, all of which contain the word “safe or safer”.  The registration of our website domain name will be implemented once a decision has been made regarding our chosen domain name. When we register our website, we plan to include keyword sensitive content, or words that describe the content of the site.  Also, to ensure that our domain name is listed prominently in search results for most search returns we will make use of titles. Our website will provide us with exposure to the general market place and will include information such as the basics and uniqueness of our service features.  The use of factual information and statistics will also be found on our website.

Our website will have the facility for prospective clients to contact us with questions and enquiries.  Web server space will be contracted from a local Internet Service Provider (ISP).  The Internet Service Provider has not been selected as of yet.  Within the first six (6) months we expect that our site will be fully developed by which time the budgeted amount of $4,000 will be expensed.

Expenditures

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 9 months from the date of this annual report:

Expenses

Legal and Accounting

Website Development

Marketing and Promotions

Security Clearance, Bonding and Insurance

Office Equipment and Supplies

Camera, Video and Marking Equipment

Kiosk Renovations and Rent

Internet Presence and Telecom Service

Miscellaneous Administrative Costs

Total

7,000 4,000 9,269 2,000 7,619 3,008 4,663 3,000 328 $40,887

The amounts noted above reflect our current cash resources. We had $48,401 of cash at the beginning of our 2006 fiscal year. Approximately $9,000 was utilized for our operations to date in this current year. We believe we can begin to collect revenues from operations within the next six to nine months.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months.

We believe we have sufficient cash resources to satisfy our needs over the next 10 - 12 months. Our ability to satisfy cash requirements thereafter, and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At September 30, 2005, we had working capital of $45,001, compared to working capital of $20,299 at September 30, 2004. At September 30, 2005, our total assets consisted of cash of $48,401 and capital assets of $7,592. This compares with total assets at September 30, 2004 consisting solely of $21,799 in cash.

At September 30, 2005, our total current liabilities, all accounts payable, increased to $3,400 from $1,500 at September 30, 2004.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

    Results of Operations

Our company posted losses of $47,706 for the year ended September 30, 2005 compared to $2,701 for the prior period from our incorporation on July 7, 2004. From inception to September 30, 2005 we have incurred losses of $50,407. The principal component of losses in 2005 was professional fees of $13,986, office and administration expenses of $4,252, marketing expenses of $29,068 and amortization of $400.

As of the date of this report, our net cash balance is approximately $36,000. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next 9 months . To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not believe that we are subject to any seasonal trends. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page 15 of this Form 10-KSB, and include:

•

the report of independent accountants;

•

balance sheets as of September 30, 2004 and as of September 30, 2005;

•

•

statements  of  operations,  cash  flows  and  stockholders' equity for the twelve (12) month period ended September 30, 2005, for the period from July 7, 2004 to September 30, 2004 and from July 7, 2004 to September 30, 2005; and

•

notes to the financial statements.

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

(Stated in U.S. Dollars)

MORGAN

 & COMPANY

CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Safer Residence Corporation

We have audited the accompanying balance sheets of Safer Residence Corporation as at September 30, 2005 and 2004, and the related statements of operations, cash flows, and stockholders’ equity for the year ended September 30, 2005 and for the cumulative period from July 7, 2004 (date of inception) to September 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2005 and 2004, and the results of its operations and its cash flows for the period indicated in conformity with United States generally accepted accounting principles.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1(c) to the financial statements, the Company has accumulated a deficit of $50,407 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its business activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1(c).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“Morgan & Company”

November 23, 2005

Chartered Accountants

Tel: (604) 687-5841 Fax: (604) 687-0075 www.morgan-cas.com	P.O. Box 10007 Pacific Centre Suite 1488 – 700 West Georgia Street Vancouver, B.C. V7Y 1A1

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	SEPTEMBER 30
	2005	2004

ASSETS

Current
Cash	$48,401	$21,799

Equipment, net	7,592	-

	$55,993	$21,799

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,400	$1,500

STOCKHOLDERS’ EQUITY

Common Stock
Authorized:
75,000,000 common shares with par value $0.001 per share

Issued and outstanding:
3,100,000 common shares at September 30, 2005
2,300,000 common shares at September 30, 2004	3,100	2,300

Additional paid-in capital	99,900	20,700

Deficit Accumulated During the Development Stage	(50,407)	(2,701)
	52,593	20,299

	$55,993	$21,799

The accompanying notes are an integral part of the financial statements.

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

	Year Ended September 30, 2005	Period from Incorporation July 7, 2004 to September 30, 2004	Cumulative Period From Incorporation July 7, 2004 to September 30, 2005

Revenue	$-	$-	$-

Expenses
Organizational costs	-	936	936
Professional fees	13,986	1,500	15,486
Office and administration	4,252	265	4,517
Marketing	29,068	-	29,068
Amortization	400	-	400
	47,706	2,701	50,407

Net Loss For The Period	$(47,706)	$(2,701)	$(50,407)

Net Loss Per Share, Basic and Diluted	(0.02)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	2,383,288	2,000,000

The accompanying notes are an integral part of the financial statements.

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Year Ended September 30, 2005	Period from Incorporation July 7, 2004 to September 30, 2005	Cumulative Period From Incorporation July 7, 2004 to September 30, 2005

Cash Flows From Operating Activities
Net loss for the period	$(47,706)	$(2,701)	$(50,407)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	400	-	400
Accounts payable and accrued liabilities	1,900	1,500	3,400

	(45,406)	(1,201)	(46,607)

Cash Flows from Investing Activity
Equipment purchases	(7,992)	-	(7,992)

Cash Flows From Financing Activity
Issuance of common shares	80,000	23,000	103,000

Increase In Cash During The Period	26,602	21,799	48,401

Cash, Beginning Of Period	21,799	-	-

Cash, End Of Period	$48,401	$21,799	$48,401

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION JULY 7, 2004 TO SEPTEMBER 30, 2005

(Stated in U.S. Dollars)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Beginning Balance	-	$-	$-	$-	$-

Stock issued for cash	1,700,000	1,700	15,300	-	17,000
Stock issued for cash	600,000	600	5,400	-	6,000
Net loss for the period	-	-	-	(2,701)	(2,701)

Balance, September 30, 2004	2,300,000	2,300	20,700	(2,701)	20,299

Stock issued for cash	800,000	800	79,200	-	80,000
Net loss for the year	-	-	-	(47,706)	(47,706)

Balance, September 30, 2005	3,100,000	$3,100	$99,900	$(50,407)	$52,593

The accompanying notes are an integral part of the financial statements.

1.

NATURE AND CONTINUANCE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, United States of America, on July 7, 2004.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company intends to establish itself as a company that provides customers with home security assistance services.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $50,407 for the period from inception, July 7, 2004 to September 30, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its home security assistance services.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.  At September 30, 2005, the Company had no cash equivalents.

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

d)

Capital Assets

Capital assets are recorded at cost.  Depreciation of computer equipment is at a rate of 30% per annum, on a straight line basis.

e)

Impairment of Long-Lived Assets

Capital assets are reviewed for impairment in accordance with SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was adopted effective March 1, 2004.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

f)

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

h)

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

i)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

1.

EQUIPMENT

	SEPTEMBER 30			SEPTEMBER 30
	2005			2004
	COST	ACCUMULATED DEPRECIATION	BOOK VALUE	BOOK VALUE

Video equipment	$7,992	$400	$7,592	$-

	$7,992	$400	$7,592	$-

2.

SHARE CAPITAL

On August 23, 2005, the Company completed a private placement of 800,000 common shares at a price of $0.10 per share for total proceeds of $80,000.

5.

INCOME TAX

A reconciliation of income tax expense to the amount computed at the statutory rate is as follow:

	2005	2004

Loss for the period	$(47,706)	$(2,701)
Statutory tax rate	35%	35%

Expected income tax provision	$(16,697)	$(945)
Unrecognized tax losses	16,697	945

	$-	$-

Significant components of deferred income tax assets are as follows:

	2005	2004

Expected income tax provision	$17,640	$945
Unrecognized tax losses	(17,640)	(945)

	$-	$-

The Company has approximately $50,000 in income tax loss carryforwards which will expire in 2025 if not utilized.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  Controls and procedures

Evaluation  of  disclosure  controls  and  procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.   Other Information

None

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

Name

Age

Offices Held

Jean L. Blanchard

 48

Director, President

Melissa A. Blanchard

 23

Director, Secretary, Treasurer

Stephen B. Lisik

 45

Director

Jean L. Blanchard, President, Member of the Board, age 48

Ms. Jean L. Blanchard has served as our President and a member of the Board of Directors since July, 2004.  The term of her office is for two years and thereafter renewable on an annual basis.

Ms. Blanchard is presently employed as a 911 communications operator and radio dispatcher at Emergency Communication for South Western British Columbia (“Ecomm”) in Vancouver B.C. She has been employed with this firm since September 1990, where she began her career as a 911 communications operator for the Vancouver Police Department.  Her present duties also include staff training and evaluations of new employees.

From June 2002 to February 2004, Ms. Blanchard served as Secretary and Treasurer and on the Board of Directors for Old Goat Enterprises, Inc., a public reporting company trading on the OTCBB.

Ms. Blanchard currently devotes up to 30 hours per week to Safer’s business.

Melissa Anne Blanchard, Secretary/Treasurer, Member of the Board, age 23

Ms. Melissa Blanchard has served as Secretary/Treasurer and Director since August 19, 2004.  The term of her office is for one year and is renewable on an annual basis.

Ms. Blanchard is presently self-employed as an independent market research contractor and has been so since January 2004. From June 2003 to November 2003, she worked as a sales coordinator for a private vacation tour company in Vancouver, British Columbia.  She graduated from University of British Columbia in May 2004 with a Bachelor of Arts, majoring in sociology.

Ms. Blanchard is prepared to spend up to twenty five (25) hours as week of her time in the long term on Safer’s business, and as much as thirty (30) hours per week during the critical first 6 months of operations.

Stephen Brent Lisik, Member of the Board, age 45

Mr. Stephen Lisik has served on the Board of Directors since August 19, 2004. The term of his office is for one year and is renewable on an annual basis.

Mr. Lisik has been employed as a Deputy Sheriff by the British Columbia Sheriff’s Department from September 1990 to present.  He is a Deputy Sheriff with the Law Enforcement Agency for the British Columbia Court System.  Prior to his employment with the Sheriffs Department, Mr. Lisik spent 10 years in the security industry.  He spent the last four of those years working for Metropol Security.  While with Metropol his job duties included alarm response, staffing, and security consulting.

Mr. Lisik studied at the British Columbia Justice Institute where he received a Certificate in Sheriffs Block Training and Hostage Survival.  He has also completed several industry related courses.

Mr. Lisik is prepared to devote fifteen (15) hours a week of his time to Safer, and as much as twenty (20) hours per week during the critical first 6 months of operations.

Audit Committee Financial Expert

We currenly do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

Family Relationships

Jean Blanchard is the aunt of Melissa Blanchard.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended September 30, 2005, filing delinquencies were as follows:

Insider	Filing	Due Date	Filing Date
Jean Blanchard	Form 3	May 16, 2005	December 20, 2005
Melissa Blanchard	Form 3	May 16, 2005	December 20, 2005
Stephen B. Lisik	Form 3	May 16, 2005	December 20, 2005

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations.

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation.  There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our Company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

Employment Agreements

We do not have written employment agreements with any of our key employees.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee.  We intend to form a separate audit committee, and are seeking potential independent directors.  We have initialized discussions with experienced businesspeople and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 1, 2005 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors  and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock.  As of December 1, 2005, there were 3,100,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of December 1, 2005 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Jean L. Blanchard Director, President #36 – 3300 Horn Street Abbotsford, British Columbia, V2S 7Y4	1,700,000	54.84%
Common	Melissa Blanchard Director, Secretary/Treasurer 204, 1255W – 13 Avenue Vancouver, British Columbia, V6H 1N5	300,000	9.68%
Common	Stephen Lisik Director 205, 329 North Road #259 Coquitlam, British Columbia, V3K 6Z8	300,000	9.68%
Common	Directors and officers as a group	2,300,000	74.20%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On July 7, 2004 Ms. Jean Blanchard purchased 1,700,000 shares of common stock, at a price of $0.01 per share, totaling $17,000.

On August 19, 2004 Mr. Stephen Lisik and Ms. Melissa Blanchard each purchased 300,000 shares for $3,000 or $0.01 per share.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933.  All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers were Directors and Officers of our Company.

ITEM 13.     EXHIBITS.

Exhibit Index

3.1

Articles of Incorporation*

3.2

By-laws*

31.1

Section 302 Certification – Chief Executive Officer

31.2

Section 302 Certification – Chief Financial Officer

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*

Incorporated by reference

to our SB2 Registration Statement Amendment 7 filed on May 5, 2005,, SEC File Number 333-120926.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended September 30, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $6,103.52, and $1,500, respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended September 30, 2005 and 2004.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2005 and 2004.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended September 30, 2005 and 2004.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of December, 2005.

SAFER RESIDENCE CORPORATION

Date: December 20, 2005

By: /s/ Jean L. Blanchard

Name: Jean L. Blanchard

Title: President/CEO, principal executive officer

Date December 20, 2005

By: /s/ Melissa Blanchard

Name: Melissa Blanchard