Form 10QSB
period 2005-12-31
SAFER RESIDENCE CORP
filed 2006-02-14
CIK 1307873

As filed with the Securities and Exchange Commission on February 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

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

Number of shares outstanding of the registrant’s class of common stock as of February 14, 2006:  3,100,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended December 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Page Number

Balance Sheet

    4

Statements of Operations

    5

Statement of Cash Flows

    6

Statements of Stockholder’s Equity

    7

Notes to the Financial Statements

    8

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

BALANCE SHEET

(Stated in U.S. Dollars)

	December 31	September 30
	2005	2005
	(Unaudited)	(Audited)

ASSETS

Current
Cash and cash equivalent	$42,610	$48,401

Equipment, Net	6,993	7,592

	$49,603	$55,993

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,623	$3,400

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
3,100,000 common shares at September 30, 2005
2,300,000 common shares at September 30, 2004	3,100	3,100

Additional paid-in capital	99,900	99,900

Deficit Accumulated During the Development Stage	(57,020)	(50,407)
	45,980	52,593

	$49,603	$55,993

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

		Three months ended December 31	Cumulative period from inception on
			July 7, 2004 to
	2005	2004	December 31, 2005

Revenue	$-	$-	$-

Expenses
Organizational costs	$-	$-	$936
Professional fees	3,223	7,293	18,709
Office and administration	2,791	87	7,308
Marketing	-	-	29,068
Amortization	599	-	999
	6,613	7,380	57,020

Net Loss for the Period	(6,613)	(7,380)	(57,020)

Basic and Diluted Loss per Share	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding	3,100,000	2,300,000

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	Three months ended December 31		Cumulative period from inception on
			July 7, 2004 to
	2005	2004	December 30, 2005

Cash Flows from Operation Activity
Net Loss for the Period	$(6,613)	$(7,380)	$(57,020)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	599	-	999
Increase (decrease) in accounts payable	223	293	3,623
	(5,791)	(7,087)	(52,398)

Cash Flows from Investing Activity
Additions to capital assets	-	-	(7,992)
Additions to intangibles	-	-	-

	-	-	(7,992)

Cash Flows from Financing Activity
Issuance of common shares	-	-	103,000

Increase (Decrease) in Cash During the Period	(5,791)	(7,087)	42,610

Cash, Beginning of Period	48,401	21,799	-

Cash, End of Period	$42,610	$14,712	$42,610

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	-	-
Income taxes	$-	-	-

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, JULY 7, 2004, TO DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Inception, July 7, 2004	-	$-	$-	$-	$-

July 7, 2004 – Shares issued for cash at $0.01	1,700,000	1,700	15,300	-	17,000
August 20, 2004 – Shares issued for cash at $0.01	600,000	600	5,400	-	6,000
Net loss for the period	-	-	-	(2,701)	(2,701)

Balance, September 30, 2004	2,300,000	2,300	20,700	(2,701)	20,299

August 23, 2005 - Shares issued for cash at $0.10	800,000	800	79,200	-	80,000
Net loss for the year	-	-	-	(47,706)	(47,706)

Balance, September 30, 2005	3,100,000	3,100	99,900	(50,407)	52,593

Net loss for the period	-	-	-	(6,613)	(6,613)

Balance, December 31, 2005	3,100,000	$3,100	$99,900	$(57,020)	$45,980

SAFER RESIDENCE CORPORATION

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $57,020 for the period from inception, July 7, 2004 to December 31, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its home security assistance services.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.  At December 31, 2005, the Company had no cash equivalents.

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

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

1.

 EQUIPMENT

	DECEMBER 31			SEPTEMBER 30
	2005			2005
	COST	ACCUMULATED DEPRECIATION	BOOK VALUE	BOOK VALUE

Video equipment	$7,992	$999	$6,993	$7,592

	$7,992	$999	$6,993	$7,592

Item 2.   MANAGEMENT’S PLAN OF OPERATION

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Nine Months

During the month of August 2005 we raised $80,000 from the sale of 800,000 common shares under our Registration Statement on Form SB-2. The offering was fully subscribed. This offering placed $80,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the next twelve months.

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

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for these duties, without compensation, for at least until the end of the first year of operations. This will enable us to preserve capital.

During 2006, we plan to focus our efforts exclusively on building our client base in the Greater Vancouver Regional District within the Province of British Columbia.  As we develop business experience and financial growth through our generated revenues we may consider expanding Safer’s business area to include the nearby municipalities and cities within the Lower Mainland of British Columbia.

During the 4th quarter of 2005, we purchased digital and video cameras for $7,992.  These are needed to launch our business. With this equipment, our Company is now close to being operational under the scope of our business plan.  In addition to the video equipment, we will need to have RCMP clearance, bonding and liability insurance in place. We plan on completing these steps in the second quarter of our 2006 fiscal year.

In the 4th quarter of 2005, we completed our logo design and the payout and design for our brochures and printed marketing materials. We incurred approximately $15,730 for these costs.  Starting in the second quarter of fiscal 2006, we are planning to conduct seminars through various community based organizations and outlets. These printed materials will be distributed at these seminars. Our seminars will focus on providing citizens with the full range and uniqueness of Safer’s direction in home security.  The reality of necessary home security and follow-up services will be presented against the backdrop of crime statistics and trends at each of our seminars.  We intend to have a simple, cost effective promotional display with a fifteen minute video or PowerPoint-type presentation.  Attendees will be able to ask questions regarding our services, book security assessment appointments and pick up our brochures for future reference and consideration.

We accelerated our plans to complete our transportable kiosk. During the last quarter of the 2005 fiscal year, we purchased the building materials and completed the preliminary model. We used approximately $13,337 of our cash resources for these budgeted costs.

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

The remaining step in our launch program will be to design and build our website.  It will have the facility for prospective clients to contact us with questions and enquiries.  By the end of the next quarter, we expect that our site will be fully developed by which time the budgeted amount of $4,000 will be expensed.

Expenditures

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 6 months from the date of this annual report:

Expenses

Legal and Accounting

Website Development

Marketing and Promotions

Security Clearance, Bonding and Insurance

Office Equipment and Supplies

Camera, Video and Marking Equipment

Kiosk Renovations and Rent

Internet Presence and Telecom Service

Miscellaneous Administrative Costs

Total

3,777 4,000 9,269 2,000 5,550 3,008 4,663 3,000 156 $35,423

The amounts noted above reflect our current cash resources.  As at December 31, we had $42,610 of cash.  Approximately $49,000 of our cash was utilized for our operations in the past six months. We believe we can begin to collect revenues from operations within the next six months.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months.

We believe we have sufficient cash resources to satisfy our needs over the next 6 - 9 months. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At December 31, 2005, we had working capital of $38,987, compared to working capital of $12,919 at December 31, 2004. At December 31, 2005, our total assets consisted of cash of $42,610 and capital assets of $6,993. This compares with total assets at December 31, 2004 consisting solely of $14,712 in cash.

At December 31, 2005, our total current liabilities, all accounts payable, increased to $3,623 from $1,793 at December 31, 2004.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

Results of Operations

Our company posted losses of $6,613 for the quarter ended December 31, 2005 compared to $7,380 for the quarter ended December 31, 2004. From inception to December 31, 2005 we have incurred losses of $57,020. The principal component of losses were organizational costs of $936, professional fees of $18,709, office and administration expenses of $7,308, marketing expenses of $29,068 and amortization of $999.

As of the date of this report, our net cash balance is approximately $39,500. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next 6 - 9 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management; including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 12, 2005 our Form Registration Statement on Form SB-2 commission file number 333-120926 became effective, enabling us to offer up to 800,000 shares of common stock of our company at a price of $0.10 per share. On July 28, 2005 we accepted subscriptions for the entire offering from 40 investors, raising a total of $80,000.  No commissions were paid on any of the above issuance.  As of the date of this Quarterly Report, there are 3,100,000 issued and outstanding shares of common stock of which 2,300,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from May 12, 2005 to December 31, 2005 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	0	$1,000
Office and administration	0	$684

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net Proceeds to the Issuer from the offering were $80,000.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Legal & accounting	0	$ 6,223
Marketing	0	15,731
Office Equipment and Supplies	0	5,000
Camera, Video & Marking Eqmt.	0	7,992
Kiosk & Display	0	12,000
Kiosk Renovations and Rent	0	337
Travel and Hospitality	0	1,000
Office & administration	94	85

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

32.1.

CERTIFICATION PURSUANT TO 18 U.S.C.  ss.1350, SECTION 906**

32.2

CERTIFICATION PURSUANT TO 18 U.S.C.  ss.1350, SECTION 906**

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2006.

Safer Residence Corporation

Date: February 14, 2006

By:     /s/ Jean Blanchard

Jean Blanchard

 President/CEO

Date: February 14, 2006

By:      /s/ Melissa Blanchard

Melissa Blanchard

Chief Financial Officer