Form 10QSB
period 2006-03-31
SOLAR ENERTECH CORP
filed 2006-05-15
CIK 1307873

As filed with the Securities and Exchange Commission on May 15, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

OR

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-120926

SOLAR ENERTECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1600 Adams Drive
Menlo Park, CA 94025
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (650) 688-5800

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [           ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [ x ] No [           ]

Number of shares outstanding of the registrant’s class of common stock as of May 15, 2006: 73,700,012

Authorized share capital of the registrant: 200,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR ENERTECH CORP.

(Formerly Safer Residence Corporation)

(A Development Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

MARCH 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

INTERIM BALANCE SHEET
(Stated in U.S. Dollars)
(Unaudited)

	MARCH 31	SEPTEMBER 30
	2006	2005
ASSETS

Current
Cash and cash equivalent	$34,367	$48,401

Equipment, Net	6,394	7,592
	$40,761	$55,993
LIABILITIES

Current
Accounts payable and accrued liabilities	$9,209	$3,400

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
200,000,000 common shares, par value $0.001 per share

Issued and outstanding:
72,700,012 common shares at March 31, 2006
136,400,000 common shares at September 30, 2005	72,700	136,400

Additional paid-in capital	30,300	(33,400)

Deficit Accumulated During the Development Stage	(71,448)	(50,407)
	31,552	52,593

	$40,761	$55,993

The accompanying notes are an integral part of the financial statements.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION ON
	MARCH 31		MARCH 31		JULY 7, 2004 TO
	2006	2005	2006	2005	MARCH 31, 2006

Revenue	$-	$-	$-	$-	$-

Expenses
Organizational costs	$-	$-	$-	$-	$936
Professional fees	8,492	1,715	11,715	9,008	27,201
Office and administration	2,337	61	5,128	148	9,645
Management fees	3,000	-	3,000	-	3,000
Marketing	-	-	-	-	29,068
Amortization	599	-	1,198	-	1,598
	14,428	1,776	21,041	9,156	71,448

Net Loss for the Period	$(14,428)	$(1,776)	$(21,041)	$(9,156)	$(71,448)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Shares Outstanding *	111,627,782	101,200,000	124,150,002	101,200,000

* The weighted average number of shares outstanding for the prior years has been retroactively restated to reflect a forward stock split of 44 new shares for one old share, effective February 27, 2006 (Note 5).

The accompanying notes are an integral part of the financial statements.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

INTERIM STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION ON
	MARCH 31		MARCH 31		JULY 7, 2004 TO
	2006	2005	2006	2005	MARCH 31, 2006

Cash Flows from Operation Activity
Net Loss for the Period	$(14,428)	$(1,776)	$(21,041)	$(9,156)	$(71,448)

Adjustments to reconcile net loss to
net cash used in operating activities
Amortization	599	-	1,198	-	1,598
Accounts payable and
accrued liabilities	5,586	(348)	5,809	(55)	9,209

	(8,243)	(2,124)	(14,034)	(9,211)	(60,641)

Cash Flows Used in Investing Activity
Additions to capital assets	-	-	-	-	(7,992)

Cash Flows from Financing Activity
Issuance of common shares	-	-	-	-	103,000

Increase (Decrease) in Cash During
the Period	(8,243)	(2,124)	(14,034)	(9,211)	34,367

Cash, Beginning of Period	42,610	14,712	48,401	21,799	-

Cash, End of Period	$34,367	$12,588	$34,367	$12,588	$34,367

Supplemental Disclosure of Cash
Flow Information
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION, JULY 7, 2004, TO MARCH 31, 2006
(Stated in U.S. Dollars)
(Unaudited)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
	NUMBER		ADDITIONAL	DURING THE
	OF		PAID-IN	DEVELOPMENT
	SHARES *	AMOUNT	CAPITAL	STAGE	TOTAL
Inception, July 7, 2004	-	$-	$-	$-	$-

July 7, 2004 – Shares issued for cash	74,800,000	74,800	(57,800)	-	17,000

August 20, 2004 – Shares issued for cash	26,400,000	26,400	(20,400)	-	6,000

Net loss for the period	-	-	-	(2,701)	(2,701)

Balance, September 30, 2004	101,200,000	101,200	(78,200)	(2,701)	20,299

August 23, 2005 - Shares issued for cash	35,200,000	35,200	44,800	-	80,000

Net loss for the year	-	-	-	(47,706)	(47,706)

Balance, September 30, 2005	136,400,000	136,400	(33,400)	(50,407)	52,593

Capital stock returned to the treasury	(63,699,988)	(63,700)	63,700	-	-

Net loss for the period	-	-	-	(21,041)	(21,041)

Balance, March 31, 2006	72,700,012	$72,700	$30,300	$(71,448)	$31,552

* The common stock issued has been retroactively restated to reflect a forward stock split of 44 new shares for one old share, effective February 27, 2006 (Note 5).

The accompanying notes are an integral part of the financial statements.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

	a)	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended September 30, 2005, has been omitted. The results of operations for the six- month period ended March 31, 2006 are not necessarily indicative of results for the entire year ending September 30, 2006.

	b)	Organization

The Company was incorporated in the State of Nevada, United States of America, on July 7, 2004. Subsequent to March 31, 2006, on April 7, 2006, the Company changed its name to Solar Enertech Corp. to reflect its intention to engage business in the solar energy industry, as disclosed in Note 6.

	c)	Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its intended operations. The Company has changed its focus from providing customers with home security assistance services to the solar energy industry, as disclosed in Note 6.

	d)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $71,448 for the period from inception, July 7, 2004 to March 31, 2006, and has no sales. The future of the Company is dependent upon its ability to generate future profitable operations from its planned business in the solar energy industry and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

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

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At March 31, 2006, the Company had no cash equivalents.

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

	d)	Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Interim Financial Statements

The interim unaudited financial statements for the six months ended March 31, 2006 and 2005 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	EQUIPMENT

The equipment is stated at cost less accumulated depreciation.

		MARCH 31		SEPTEMBER 30
		2006		2005
		(Unaudited)		(Audited)

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Video equipment	$ 7,992	$ 1,598	$ 6,394	$ 7,592

4.	RELATED PARTY TRANSACTIONS

During the period ended March 31, 2006, $3,000 was accrued to a director for management of the Company’s affairs (2005 - $nil). As at March 31, 2006, $3,000 is owed to a director and is included in accounts payable and accrued liabilities (2005 - $nil).

5.	CAPITAL STOCK

On February 24, 2006, 3 previous directors returned 1,447,727 (pre-forward stock split) common shares to the treasury for cancellation.

Effective February 27, 2006, the Company forward split its issued common shares on the basis of forty-four new for one old share. The number of shares referred to in these financial statements has been restated wherever applicable, except where noted, to give retroactive effect on the forward stock split.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

5.	CAPITAL STOCK (Continued)

The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission’s Staff Accounting Bulletin, Topic 4(c). The number of common shares outstanding pre-forward stock split was 1,652,273 and after giving effect to the forward split, the outstanding common shares totaled 72,700,012.

On March 1, 2006, the Company authorized the increase of its authorized capital stock from 75,000,000 common shares with a par value of $0.001 to 200,000,000 common shares with a par value of $0.001.

6.	MERGER

On March 27, 2006, the officers of the Company approved a plan of merger between Safer Residence Corporation and Solar Enertech Corp. The Company intends to focus on the implementation of its business plan concentrating on the development of a sales network and construction of a manufacturing facility for the production of Solar cells in order that the company can capitalize on certain opportunities present in the photovoltaic (PV) energy industry.

7.	COMMITMENTS

During the period ended March 31, 2006, the Company entered into a contract for management services with a director and officer of the Company requiring the payment of $3,000 per month for a period of two years, expiring on February 28, 2008. This commitment can be terminated by either the Company or the director with 30 days’ notice.

8.	SUBSEQUENT EVENTS

On May 1, 2006, the Company sold 500,000 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on April 30, 2007. The Company received cash proceeds of $500,000 in April 2006.

On May 4, 2006, the Company sold 500,000 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on May 3, 2007. The Company received cash proceeds of $500,000 in May 2006.

Item 2. MANAGEMENT’S PLAN OF OPERATION

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Six Months

In March of 2006, the Company decided to abandon its previous business relating to residential security and alarm systems and instead decided to attempt to develop a business in the photovoltaic (“PV”) or solar industry.

In May of 2006, the Company raised $1,000,000 from the sale of 1,000,000 units (the units being comprised of 1,000,000 common shares at $1.00 per share and 1,000,000 share purchase warrants exercisable for a period of one year at an exercise price of $1.60 per share (none of which have yet been exercised)) under a Regulation S offering. These funds, the Company believes, will allow it to proceed in the development of its solar business for the next six to twelve months.

The Company’s priorities in developing operations are as follows:

(a)

invest approximately $600,000 of the $1,000,000 proceeds of our recent sale of shares of common stock build infrastructure at our recently leased factory in Shanghai, China, including hi-voltage power supply system, hi-volume water supply system, waster-water processing system, air-conditioning system, temperature/moist control system for solar cell production workshops, and office interior remodeling.

(b)	Architecture design of a solar-powered showroom on the roof of our leased factory.

(c)	recruit additional personnel experienced in the solar or PV industry in the areas of research and development with the view to having research and development functions in twelve to eighteen months; and

(d)

establish materials purchasing and sales distribution capabilities in California, where April Zheng and Leo Shi Young are presently resident and have begun to look at the feasibility of marketing and distributing PV products in the United States.

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and Reports on Form 8-K filed during our most recent quarter and subsequent to the period end of that quarter.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Expenditures

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this annual report:

(a)	Personnel costs in Shanghai, China and the United States:	$ 160,000
(b)	Production development / factory leasing costs:	$ 175,000
(c)	General and administrative expenses:	$ 100,000
(d)	Partial PV production and manufacturing equipment:	$ 40,000
(e)	Infrastructure building at leased factory	$ 300,000 (1)
(f)	Professional fees and expenses, regulatory expenses:	$ 55,000
(g)	Shareholder communications:	$ 120,000
(h)	Travel, Miscellaneous, Unallocated	$ 50,000

Total:		$1,000,000
(1)	already expended as of May 15, 2006

The amounts noted above reflect our current cash resources. As at March 31, 2006, we had $34,367 in cash and cash equivalents in current assets and approximately $14,000 of our cash was utilized for our operations in the past six months.

Other than as detailed above, we do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Any development of research and development functions would be dependent upon securing additional equity or other financing to add to our working capital. Any purchases of additional capital equipment will depend upon securing additional equity or other financing.

We believe we have sufficient cash resources to satisfy our needs over the next 6 - 12 months. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At March 31, 2006, we had working capital of $25,158, compared to working capital of $11,143 at March 31, 2005. At March 31, 2006, our total assets consisted of $34,367 in cash and cash equivalents and capital assets of $6,394. This compares with total assets at March 31, 2005 consisting solely of $12,588 in cash and cash equivalents.

At March 31, 2006, our total current liabilities, including all accounts payable, were $9,209 as compared to $1,445 at March 31, 2005.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

Results of Operations

Our company posted a net loss for the period of ($14,428) for the quarter ended March 31, 2006 compared to $1,776 for the quarter ended March 31, 2005. From inception to March 31, 2006 we have incurred losses of $(71,448). The principal component of losses were organizational costs, professional fees, office and administration expenses, marketing expenses and amortization.

As of the date of this report, our net cash balance is approximately $1,000,000. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In May of 2006, we completed the sale of 1,000,000 shares of common stock at a price of $1.00 per share for proceeds of $1,000,000 which represent our present working capital. Accompanying these shares of common stock were 1,000,000 share purchase warrants exercisable for a period of one year at an exercise price of $1.60. To date, none of these share purchase warrants have been exercised.

The sale of 1,000,000 shares of common stock was undertaken pursuant to the exemptions from registration made available by Regulation S to non-US residents. No advertising or solicitation accompanied these sales.

The proceeds from our offering of 1,000,000 shares of common stock are to be used to fund our operations as described in “Expenditures” above.

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

* Incorporated by reference to our Form SB2 Registration Statement Amendment No. 7, File Number 33-120926, filed on May 5, 2005.
** Filed herewith.

(b) The Registrant filed Reports on Form 8-K in the quarter ending March 31, 2006 and subsequently to the date hereof on the following dates: March 10, 2006, May 12, 2006, May 12, 2006, May 15, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2006.

SOLAR ENERTECH CORP.

Date: May 15, 2006
	By:	/s/ Leo Shi Young

Leo Shi Young
President/CEO

Date: May 15, 2006
	By:	/s/ Frank Fang Xie
Frank Fang Xie
Treasurer and Secretary