Form 10QSB
period 2006-06-30
SOLAR ENERTECH CORP
filed 2006-08-14
CIK 1307873

As filed with the Securities and Exchange Commission on August 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Number of shares outstanding of Registrant’s class of common stock as of August 12 , 2006: 75,991,012

Authorized share capital of the registrant: 200,000,000 common shares , par value of $0.001

The Company recorded $0 revenue for the quarter ended June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

THIRD QUARTER CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

	JUNE 30	SEPTEMBER 30
	2006	2005

ASSETS

Current
Cash and cash equivalents	$2,856,338	$48,401
Accounts Receivable	1,738	-
Prepaid expenses	30,326	-
	2,888,402	48,401

Fixed Assets - Note 3
Furniture and equipment, net	8,506	7,592
Office leasehold improvements	10,647	-
Plant leasehold improvements – construction in progress	322,424	-
	341,577	7,592
Other Assets
Deposit on leased factory – Note 8	33,826	-

	$3,263,805	$55,993

LIABILITIES

Current
Accounts payable and accrued liabilities	142,594	3,400
Note payable – Note 4	100,000	-
Due to related parties – Note 5	461,980	-
	$704,574	$3,400

STOCKHOLDERS’ EQUITY

Capital Stock – Note 6
Authorized:
200,000,000 common shares, par value $0.001 per share
Issued and outstanding:
75,523,012 common shares at June 30, 2006
136,400,000 common shares at September 30, 2005	75,523	136,400
Additional paid-in capital - shares	1,840,741	(33,400)
Additional paid-in capital - warrants	1,009,736	-
Deficit Accumulated During the Development Stage	(366,769)	(50,407)
	2,559,231	52,593

	$3,263,805	$55,993

The accompanying notes are an integral part of the consolidated financial statements.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
	THREE MONTHS ENDED		NINE MONTHS ENDED		INCEPTION ON
	JUNE 30		JUNE 30		JULY 7, 2004 TO
	2006	2005	2006	2005	JUNE 30, 2006

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	$1,029	$-	$2,227	$-	$2,627
Interest expense	1,160	-	1,160	-	1,160
Investor relations	31,291	-	31,291	-	31,291
Management fees – Note 5	9,000	-	12,000	-	12,000
Marketing	10,000	-	10,000	-	39,068
Office and administration	53,828	697	58,956	846	63,473
Organizational costs	-	-	-	-	936
Professional fees	36,841	1,979	48,556	10,986	64,042
Promotion and advertising	9,054	-	9,054	-	9,054
Registration and filing fees	21,851	-	21,851	-	21,851
Rent	90,702	-	90,702	-	90,702
Transfer agent fees	1,925	-	1,925	-	1,925
Travel	17,765	-	17,765	-	17,765
Website development and maintenance	10,875		10,875		10,875
	295,321	2,676	316,362	11,832	366,769

Net Loss for the Period	$(295,321)	$(2,676)	$(316,362)	$(11,832)	$(366,769)

Basic and Diluted Loss per Share	$(0.001)	$(0.001)	$(0.001)	$(0.001)

Weighted Average Number of Shares
Outstanding *	73,579,474	101,200,000	107,293,159	101,200,000

*

The weighted average number of shares outstanding for the prior years had been retroactively restated to reflect a forward stock split of 44 new shares for one old share, effective February 27, 2006 (Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					INCEPTION ON
	THREE MONTHS ENDED		NINE MONTHS ENDED		JULY 7, 2004
	JUNE 30		JUNE 30		TO
	2006	2005	2006	2005	JUNE 30, 2006

Cash Flows from Operation Activity
Net Loss for the Period	$(295,321)	$(2,676)	$(316,362)	$(11,832)	$(366,769)

Adjustments to reconcile net loss to net
cash used in operating activities
Amortization	1,029	-	2,227	-	2,627
Accounts receivable	(1,738)	-	(1,738)	-	(1,738)
Prepaid expenses	(30,326)	(561)	(30,326)	(561)	(30,326)
Deposit on leased factory	(33,826)	-	(33,826)	-	(33,826)
Accounts payable and accrued liabilities	145,385	(1,045)	151,194	(1,100)	154,594

	(214,797)	(4,282)	(228,831)	(13,493)	(275,438)

Cash Flows Used in Investing Activity
Additions to fixed assets	(2,798)	-	(2,798)	-	(10,790)
Office leasehold improvements	(10,990)	-	(10,990)	-	(10,990)
Plant leasehold improvements	(322,424)	-	(322,424)	-	(322,424)
	(336,212)		(336,212)		(344,204)
Cash Flows from Financing Activity
Increase in note payable	100,000	-	100,000	-	100,000
Due to related parties	449,980	-	449,980	-	449,980
Issuance of common shares	2,823,000	-	2,823,000	-	2,926,000

	3,372,980	-	3,372,980	-	3,475,980
Increase (Decrease) in Cash During the
Period	2,821,971	(4,282)	2,807,937	(13,493)	2,856,338

Cash, Beginning of Period	34,367	12,588	48,401	21,799	-

Cash, End of Period	$2,856,338	$8,306	$2,856,338	$8,306	$2,856,338

Supplemental Disclosure of Cash Flow
Information
Cash paid for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION, JULY 7, 2004, TO JUNE 30, 2006
(Stated in U.S. Dollars)
(Unaudited)

	CAPITAL STOCK

			ADDITIONAL PAID-IN		DEFICIT
	NUMBER		CAPITAL		ACCUMULATED
	OF	AMOUNT			DURINGTHE	TOTAL
	SHARES		SHARES	WARRANTS	DEVELOPMENT
					STAGE
Inception, July 7, 2004		$-	$-	$-	$-	$-
July 7, 2004 – Shares issued for cash
at $0.000227273	74,800,000	74,800	(57,800)	-	-	17,000
August 20, 2004 – Shares issued for cash
at $0.000227273	26,400,000	26,400	(20,400)	-	-	6,000
Net Loss for the period	-	-	-	-	(2,701)	(2,701)
Balance, September 30, 2004	101,200,000	101,200	(78,200)	-	(2,701)	20,299
August 23, 2005 – Shares issued for cash
at $0.000227273	35,200,000	35,200	44,800	-	-	80,000
Net Loss for the year	-	-	-	-	(47,706)	(47,706)
Balance – September, 30, 2005	136,400,000	136,400	(33,400)	-	(50,407)	52,593
Capital Stock returned to the treasury	(63,699,988)	(63,700)	63,700	-	-	-
May 2006 – Shares issued for cash @ $1.00	1,000,000	1,000	707,731	291,269	-	1,000,000
June 2006 – Share issued for cash @ $1.00	1,823,000	1,823	1,102,710	718,467	-	1,823,000
Net Loss for the period	-	-	-	-	(316,362)	(316,362)
Balance – June 30, 2006	75,523,012	$75,523	$1,840,741	$1,009,736	$(366,769)	$2,559,231

*	The common stock issued has been retroactively restated to reflect a forward stock split of 44 new shares for one old share, effective February 27, 2006 (Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

	a)	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended September 30, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended September 30, 2005, has been omitted. The results of operations for the nine-month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending September 30, 2006.

	b)	Organization

The Company was incorporated in the State of Nevada, United States of America, on July 7, 2004. On March 27, 2006, the officers of the Company approved a plan of merger between Safer Residence Corporation and Solar Enertech Corp., a wholly- owned inactive subsidiary of the Company incorporated in the State of Colorado on March 27, 2006. Under the plan of merger, the shares of Solar Enertech Corp. were cancelled and the shareholders of the Company received one share of the newly- merged company for every share of Safer Residence Corporation. The purpose of the merger was to facilitate a name change to Solar Enertech Corp. On April 7, 2006, the Company changed its name to Solar Enertech Corp. to reflect its intention to engage business in the solar energy industry.

On July 18, 2006, the Company executed an Agency Agreement with Infotech (Shanghai) New Enertech Ltd to be effective April 10, 2006 to immediately engage in business in China. The Company decided to use a company that had been incorporated in China, as its Agent, to do business in China to save the time associated with incorporating a subsidiary and obtaining a business license in China. The Agent is owned, through a Hong Kong company, by the Company’s President.

	c)	Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its intended operations. The Company has changed its focus from providing customers with home security assistance services to the solar energy industry.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Cont.d)

	d)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $396,958 for the period from inception, July 7, 2004 to June 30, 2006, and has no sales. The future of the Company is dependent upon its ability to generate future profitable operations from its planned business in the solar energy industry and to obtain the necessary financing to meet its obligations and to repay its liabilities arising from normal business operations when they come due.

2.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

	a)	Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-controlled variable interest entity (“VIE”), Infotech (Shanghai) New Enertech Ltd. All significant inter-company transactions and balances between the Company and its VIE are eliminated upon consolidation. A VIE is an entity with an ownership, contractual or other financial interest held by a primary beneficiary that is determined control attributes other than majority voting interest. The Company is the primary beneficiary of Infotech (Shanghai) New Enertech Ltd. per the contractual terms of the Agency Agreement as described above. The Company is obligated to absorb a majority of the risk of loss from the VIE's activities and is entitled to receive a majority of the VIE's residual returns. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

	b)	Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At June 30, 2006, the Company had no cash equivalents.

	b)	Furniture, Equipment and Leasehold Improvements

Furniture, equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of furniture and equipment is calculated on a straight-line method over the estimated useful life of five years. Leasehold improvements are amortized on the straight line method over the term of the lease.

	c)	Organizational and Start-Up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

	d)	Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts towards the start-up of its solar cell manufacturing plant located in Shanghai, China. The Company is focused on the development and manufacture of quality solar cells, applications and advanced technologies.

All losses accumulated since inception has been considered as part of the Company’s development stage activities.

	e)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

	f)	Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, and accounts payable, accrued liabilities, and note payable approximate their fair value due to the short term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these consolidated financial statements.

	g)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements for the nine months ended June 30, 2006 and 2005 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	FIXED ASSETS:

	JUNE 30			SEPTEMBER
				30
	2006			2005
	(Unaudited)			(Audited)
		Accumulated	Net book	Net Book
	Cost	Depreciation	Value	Value
Equipment	$7,992	$2,198	$5,794	$7,592
Office Furniture	2,798	86	2,712	-
Leasehold Improvements
Office	10,990	343	10,647
Plant (construction in
progress)	322,424	-	322,424	-

Total	$344,204	$2,627	$341,577	$7,592

In connection with the Plant Leasehold Improvements currently in progress, the Company’s remaining commitment amount under its construction contracts with third parties is $277,559 as at June 30, 2006.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

4.	NOTE PAYABLE

On May 8, 2006, a loan payable in the amount of $100,000 secured by a promissory note, bearing interest at 10% per annum was received. Principal and accrued interest payable are payable on demand. Accrued interest is included with accrued liabilities on the interim consolidated balance sheet.

5.	RELATED PARTY TRANSACTIONS

During the period ended June 30 2006, $12,000 was accrued to a director for management of the Company’s affairs (2005 - $nil). As at June 30, 2006, $12,000 is owed to a director and $449,980, a loan with no fixed term, no terms of payment and no interest rate, is owed to a company owned by a director to fund the initial start-up costs in China (2005 - $nil).

On March 1, 2006, the Company entered into a contract for management services with a director and officer of the Company requiring the payment of $3,000 per month for a period of two years, expiring on February 28, 2008. This commitment can be terminated by either the Company or the director with 30 days’ notice.

6.	CAPITAL STOCK

On February 24, 2006, 3 previous directors returned 1,447,727 (pre-forward stock split) common shares to the treasury for cancellation. Effective February 27, 2006, the Company forward split its issued common shares on the basis of forty-four new shares for one old share. The number of shares referred to in these consolidated financial statements has been restated wherever applicable, except where noted, to give retroactive effect on the forward stock split.

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

In May 2006, the Company issued 500,000 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on April 30, 2007. The Company received cash proceeds of $500,000 in May 2006.

6.	CAPITAL STOCK (Cont’d.)

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

In May 2006, the Company issued 500,000 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on May 3, 2007. The Company received cash proceeds of $500,000 in May 2006.

In June 2006, the Company issued 505,000 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on June 8, 2007. The Company received cash proceeds of $505,000 in June 2006.

In June 2006, the Company issued 850,000 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on June 20, 2007. The Company received cash proceeds of $850,000 in June 2006.

In June 2006, the Company issued 468,000 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on June 22, 2007. The Company received cash proceeds of $468,000 in June 2006.

7.	STOCK WARRANTS

The allocation of proceeds from the issue of capital stock units to the share purchase warrants is estimated using the Black-Scholes stock price valuation model with the following assumptions: i) Expected share price volatility – 94.21% to 99.52%; ii) Risk free interest rate – 4.5%; iii) Expected weighted average life – 1 year; and iv) No dividend yield.

As of June 30, 2006, the Company had 2,823,000 warrants outstanding.

8.	COMMITMENTS

The Company has a plant lease for a term of three years from February 20, 2006 to February 19, 2009 at a monthly lease of US$16,913. It is renewable every 3 years with an adjustment in rental fee not to exceed 5% of the total rent of the previous year (3-year period). The termination clause in the agreement requires a notice of three months.

The Company also has an office lease for a term of two years from May 16, 2006 to May 15, 2008 at a monthly lease of US$5,195. It can be renewed with an advance notice of three months with possibility of rent adjustment. No termination is allowed in the agreement.

In addition to the lease agreements, the Company has Property Management contracts for the plant and office at monthly fees of $1,060 and $902, respectively.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

On May 1, 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on April 30, 2008. This commitment can be terminated by either party with 90 days’ written notice.

The Company’s minimum annual commitments under these agreements for each of the next five years and in total are as follows:

Fiscal Year	Amount

2006	$210,262
2007	408,983
2008	331,306
2009	83,947
2010	-
$1,034,498

9.

SUBSEQUENT EVENTS

On July 3, 2006, a note payable in the amount of $500,000, secured by a promissory note, bearing interest at 10% per annum, calculated annually was received from a third party. Principal and interest are payable on demand.

On July 10, 2006, the Company sold 37,000 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on July 9, 2007. The Company received cash proceeds of $37,000 in July 2006.

On July 11, 2006, the Company sold 20,000 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on July 10, 2007. The Company received cash proceeds of $20,000 in July 2006.

On July 24, 2006, the Company sold 12,500 units at $1.00 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on July 23, 2007. The Company received cash proceeds of $12,500 in July 2006.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

As this Report on Form 10QSB represents a transitional filing for the Company in that it has undertaken a new business, the Company is presenting both a Plan of Operations and a Management Discussion and Analysis.

The following Risk Factors summarize some of the risks inherent in our business and to our company in particular:

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance.

We have incurred losses in prior periods and may incur losses in the future.

We incurred a net loss in all prior financial periods and we have not yet completed a financial quarter or year as a solar industry company. We expect our operating expenses to increase as we expand our operations. Our ability to achieve profitability depends on the growth rate of the PV (photovoltaic or solar power) market, the continued market acceptance of PV products, the competitiveness of products and services as well as our ability to provide new products and services to meet the demands of our customers.

Failure to obtain sufficient quantities of silicon and silicon wafers could decrease our revenues and limit our ability to expand as planned.

Silicon wafers are the most important raw materials for making PV products. To maintain competitive manufacturing operations, we will depend on our suppliers’ timely delivery of quality silicon wafers in sufficient quantities and at acceptable prices. Silicon wafer suppliers, in turn, depend on silicon manufacturers to supply silicon required for the production of silicon wafers. The significant growth of the PV industry has resulted in a significant increase in demand for silicon and silicon wafers, and some producers have, from time to time, experienced late delivery and supply shortages. In particular, some suppliers of silicon also supply to silicon wafer manufacturers for the semiconductor industry, which typically have greater buying power and market influence than manufacturers for the PV industry. As a result, increases in the demand for silicon from the semiconductor industry may in the future result in late deliveries or supply shortages with respect to the specialized silicon that silicon wafer suppliers need as raw materials. This could result in our reducing manufacturing output, assuming that manufacturing commences, delayed or missed shipments, damaged customer relationships and decreased revenues.

We may not be able to manage our expansion of operations effectively.

We announced an entrance into the PV industry or solar industry in March 2006. We anticipate significant continued expansion of our business to address growth in demand for our PV products and services, as well as to capture market opportunities. To manage the potential growth of our operations, we will be required to improve our operational and financial systems, procedures and controls, create manufacturing capacity and output, and hire, expand, train and manage an employee base. Furthermore, our management will be required to create, maintain and expand relationships with our customers, suppliers and other third parties. We cannot assure you that our current and planned operations, personnel, systems, internal procedures and controls will be adequate to support future growth, if such growth occurs. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

If PV technology is not suitable for widespread adoption, or sufficient demand for PV products does not develop or takes longer to develop than we anticipated, sales may not develop or continue to increase or may even decline, and we may be unable to sustain profitability.

The PV market is at a relatively early stage of development and the extent to which PV products will be widely adopted is uncertain. Market data in the PV industry are not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If PV technology proves unsuitable for widespread adoption or if demand for PV products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to sustain profitability. In addition, demand for PV products in targeted markets, including China, may not develop or may develop to a lesser extent than we anticipated. Many factors may affect the viability of widespread adoption of PV technology and demand for PV products, including:

  cost-effectiveness of PV products compared to conventional and other non-solar energy sources and products;

  performance and reliability of PV products compared to conventional and other non-solar energy sources and products;

  availability of government subsidies and incentives to support the development of the PV industry;

  success of other alternative energy generation technologies, such as fuel cells, wind power and biomass;

  fluctuations in economic and market conditions that affect the viability of conventional and non- solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

  capital expenditures by end users of PV products, which tend to decrease when economy slows down; and

  deregulation of the electric power industry and broader energy industry.

We face intense competition from other companies producing solar energy and other renewable energy products.

The PV market is intensely competitive and rapidly evolving. According to Photon International’s survey in March 2005, as of the end of 2004, approximately 90 companies in the world produced PV cells and approximately 130 companies produced PV modules. Many of our competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our anticipated products, we will be unable to create or increase our sales. Our competitors include PV divisions of large conglomerates such as BP, Royal Dutch Shell and Sharp Corporation, specialized cell and module manufacturers such as Q-Cells, as well as integrated manufacturers of PV products such as SolarWorld AG. Some of our competitors have also become vertically integrated, from upstream silicon wafer manufacturing to PV system integration. We expect to compete with future entrants to the PV market that offer new technological solutions. We may also face competition from semiconductor manufacturers, a few of which have already announced their intention to start production of PV cells. Many of our competitors are developing or currently producing products based on new PV technologies, including amorphous silicon, ribbon, sheet and nano technologies, which they believe will ultimately cost the same as or less than crystalline silicon technologies similar to ours. In addition, the entire PV industry also faces competition from conventional and non-solar renewable energy technologies. Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not competitive without government incentive programs.

Many of our existing and potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. For example, those of our competitors that also manufacture semiconductors may source both semiconductor grade silicon wafers and solar grade silicon wafers from the same supplier. As a result, those competitors may have stronger bargaining power with the supplier and have an advantage over us in negotiating favorable pricing, as well as securing silicon wafer supplies at times of shortages. Many of our competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new competitors may materially and adversely affect our financial condition and results of operations.

Our failure to refine technology and develop and introduce new PV products could render our anticipated products uncompetitive or obsolete, and reduce our sales and market share, should we develop sales or market share.

The PV industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the PV industry and to effectively compete in the future. However, research and development activities are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Our significant expenditures on research and development may not reap corresponding benefits. A variety of competing PV technologies that other companies may develop could prove to be more cost-effective and have better performance than our PV products. Therefore, our development efforts may be rendered obsolete by the technological advances of others. Breakthroughs in PV technologies that do not use crystalline silicon could mean that companies such as us that rely entirely on crystalline silicon would encounter a sudden, sharp drop in sales.

Our failure to further refine our technology and develop and introduce new PV products could render our anticipated products uncompetitive or obsolete, and result in a decline in our market share. We do not have the working capital, at this time, to make a significant investment in research and development activities although we have hired personnel in the days prior to this filing who have significant industry and PV expertise.

Our future success substantially depends on our ability to develop manufacturing capacity and output. Our ability to achieve our expansion goals is subject to a number of risks and uncertainties.

Our future success depends on our ability to significantly develop manufacturing capacity and output. If we are unable to do so, we may be unable to expand our business, decrease our costs per watt, maintain our competitive position and improve profitability. Our ability to establish manufacturing capacity and increase output is subject to significant risks and uncertainties, including:

  the need to raise significant additional funds to purchase and prepay for raw materials or to buy equipment for our recently secured manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

  delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw materials prices and problems with manufacturing equipment vendors;

  delays or denial of required approvals by relevant government authorities;

  diversion of significant management attention and other resources; and

  failure to execute our plan of operations effectively.

If we are unable to establish or successfully operate manufacturing capacity or to increase manufacturing output, or if we encounter any of the risks described above, we may be unable to expand our business as planned. Moreover, we cannot assure you that if we do establish or expand our manufacturing capacity and output we will be able to generate sufficient customer demand for our PV products to support production levels.

Our costs and expenses may increase as a result of entering into fixed price, prepaid arrangements with our suppliers.

We plan to secure our supply of silicon and silicon wafers increasingly through fixed-price, prepaid supply arrangements with both overseas and domestic suppliers. If the prices of silicon or silicon wafers were to decrease in the future and we were locked into fixed price, prepaid arrangements, we may not be able to adjust our materials costs and thus, our cost of revenues will be negatively affected. Additionally, if demand for PV products decreases, we may incur costs associated with carrying excess materials, which may have a material adverse effect on our operating expenses. To the extent we are not able to pass these increased costs and expenses to our customers, our business, results of operations and financial condition may be materially and adversely affected.

Our dependence on a limited number of third-party suppliers for key raw materials and customized manufacturing equipment could prevent us from timely delivering our anticipated products to our customers in the required quantities, which could result in order cancellations and decreased revenues.

If we fail to develop or maintain our relationships with suppliers, we may be unable to manufacture our anticipated products or our anticipated products may be available at a higher cost or after a long delay, and we could be prevented from delivering our anticipated products to potential customers in the required quantities and at prices that are profitable. Problems of this kind could cause us to experience order cancellations and loss of market share. The failure of a supplier to supply materials and components that meet quality, quantity and cost requirements in a timely manner could impair our ability to manufacture products or increase our expected costs, particularly if we are unable to obtain these materials and components from alternative sources on a timely basis or on commercially reasonable terms.

Our dependence on a limited number of customers may cause significant fluctuations or declines in our revenues.

As we develop our business, we will likely have a limited number of customers initially and will be dependent on these customers for our continued operations. We anticipate that our dependence on a limited number of customers will continue for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

  reduction, delay or cancellation of orders from one or more significant customers;

  selection by one or more significant distributor customers of products competitive with ours;

  loss of one or more significant customers and failure to identify additional or replacement customers; and

  failure of any significant customers to make timely payment for products.

We face risks associated with the marketing, distribution and sale of PV products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

We hope to market PV products outside of China. The marketing, international distribution and sale of PV products would expose us to a number of risks, including:

  fluctuations in currency exchange rates;

  difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, overseas markets;

  increased costs associated with maintaining marketing efforts in various countries;

  difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our anticipated products;

  inability to obtain, maintain or enforce intellectual property rights; and

  trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our anticipated products and make us less competitive in some countries.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officer, especially Leo Shi Young, our President and chief executive officer, and Mr. Frank Fang Xie, our other director. We do not maintain key man life insurance on our executive officer. If our executive officer is unable or unwilling to continue in his present positions, we may not be able to replace him readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. Our executive officer has entered into an employment agreement with the Company, which contains confidentiality and non-competition provisions. However, we cannot assure you the extent to which any of these agreements could be enforced in China, where our executive officer resides and hold some assets. See “—Risks Related to Doing Business in China— Uncertainties with respect to the PRC legal system could have a material adverse effect on us.”

If we are unable to attract, train and retain technical personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the PV industry, are vital to our success. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to PV technology patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our anticipated products or subject us to injunctions prohibiting the manufacture and sale of our anticipated products or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our anticipated products until resolution of such litigation.

Fluctuations in exchange rates could adversely affect our business.

Our financial statements are expressed in U.S. dollars but our functional currency is likely to be Renminbi. Our results may be affected by the foreign exchange rate between U.S. dollars and Renminbi. To the extent we hold assets denominated in U.S. dollars, any appreciation of the Renminbi against the U.S. dollar could result in a change to our income statement and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results which may have a material adverse effect on the prices of our shares.

We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

We anticipate we will be exposed to risks associated with product liability claims in the event that the use of the PV products we hope to sell results in injury. Since our anticipated products will be electricity producing devices, it is possible that users could be injured or killed by our anticipated products, whether by product malfunctions, defects, improper installation or other causes. We have not commenced commercial shipment of products and, due to the resulting limited historical experience, we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. In addition, as the insurance industry in China is still in an early stage of development, business interruption insurance available in China offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Our existing shareholders have substantial influence over our company and their interests may not be aligned with the interests of our other shareholders.

The Company’s President, Leo Shi Young, has substantial or complete influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He has the right to purchase 36,000,000 shares of our common stock from the previous President and CEO, Jean Blanchard for nominal consideration. This represents approximately half of the issued and outstanding shares of the Company.

If we grant employee share options and other share-based compensation in the future, our net income could be adversely affected.

The Company may grant share purchase options to employees in the future although it does not have a share based compensation plan in place as of today. If the Company does this, it will account for options granted to our directors and employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and its related interpretations, which require us to recognize compensation expenses for share options we grant where the exercise price is less than the deemed fair value of our ordinary shares on the date of the grant. However, the Financial Accounting Standards Board, or the FASB, has issued Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees at the beginning of the first annual or interim period after June 15, 2005. As a result, beginning on January 1, 2006, we will have to account for compensation costs for all share options including share options granted to our directors and employees using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as share options are an important employee recruitment and retention tool. If we grant employee share options or other share-based compensation in the future, our net income could be adversely affected.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our anticipated products and materially and adversely affect our competitive position.

All of our business operations are conducted in China and some of our sales are likely to be made in China, although we are in the process of attempting to establish US distribution for our future products. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

  the amount of government involvement;

  the level of development;

  the growth rate;

  the control of foreign exchange; and

  the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by solar energy users, which in turn could reduce demand for our anticipated products.

      Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of renewable energy investments and expenditures in China, which in turn could lead to a reduction in demand for our anticipated products and consequently have a material adverse effect on our businesses.

Uncertainties with respect to the Chinese legal system could have a material adverse effect on us.

We plan to conduct substantially all of our business through a subsidiary which is in the process of being established in China. This subsidiary will be generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Foreign exchange transactions by company’s under China’s capital account continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities, including the SAFE.

Risks Relating to an Investment in our Securities

The market price for our shares may be volatile.

As we are a development stage company, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

  Announcements of technological or competitive developments;

  regulatory developments in our target markets affecting us, our customers or our competitors;

  Announcements regarding patent litigation or the issuance of patents to us or our competitors;

  Announcements of studies and reports relating to the conversion efficiencies of our anticipated products or those of our competitors;

  actual or anticipated fluctuations in our quarterly operating results;

  changes in financial estimates by securities research analysts;

  changes in the economic performance or market valuations of other PV – solar industry companies;

  addition or departure of our executive officers and key personnel;

  release or expiry of resale restrictions on other outstanding common shares; and

  sales or perceived sales of additional shares to raise working capital.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10QSB contains forward-looking statements, in particular in our Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

In some cases, these forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan or planned” “believe,” “potential,” “continue,” “is/are likely to”, “hope” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include, among other things, statements relating to:

  our expectations regarding the worldwide demand for electricity and the market for solar energy;

  our beliefs regarding the effects of environmental regulation, lack of infrastructure reliability and long-term fossil fuel supply constraints;

  our beliefs regarding the inability of traditional fossil fuel-based generation technologies to meet the demand for electricity;

  our beliefs regarding the importance of environmentally friendly power generation;

  our expectations regarding governmental support for the deployment of solar energy;

  our beliefs regarding the acceleration of adoption of solar technologies;

  our beliefs regarding the competitiveness of PV products;

  our expectations regarding the creation and development of our manufacturing capacity;

  our expectations with respect to revenue and sales and our ability to achieve profitability resulting from increases in production volumes;

  our expectations with respect to our ability to secure raw materials in the future;

  our future business development, results of operations and financial condition; and

  competition from other manufacturers of PV products and conventional energy suppliers.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this report on Form 10QSB relate only to events or information as of the date on which the statements are made in this report on Form 10QSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

Plan of Operation for the Next Twelve Months

In March of 2006, the Company decided to abandon its previous business relating to residential security and alarm systems and instead decided to attempt to develop a business in the photovoltaic (“PV”) or solar industry.

In April of 2006, the Company, through its President Leo Shi Young, began to operate in China through an agent company, Infotech (Shanghai) New Enertech Ltd. (the “Agent”). The Company subsequently formalized its relationship with the Agent by executing an Agency Agreement in July of 2006, subsequent to the June 30, 2006 period end.

The Company entered into the Agency Agreement with an existing Shanghai company to save the time associated with incorporating a subsidiary and then commencing business operations. The Agent is owned (through a Hong Kong company) by the Company’s President, Leo Shi Young. The Agent does not receive any compensation for acting in its capacity as Agent.

In keeping with its intention to develop a business in the photovoltaic (“PV”) industry, the Company:

1.	Entered into a lease agreement, through the Agent, in Shanghai, China, to lease a 42,000 square foot factory space for the purpose of building solar cell production lines and related facilities;
2.	Hired, again through its Agent in Shanghai, China, a total of 12 personnel to engage in the following activities:
	a.	A management team was hired to oversee the manufacturing plant’s infrastructure and production lines construction;
	b.	A technical and R&D team was hired to design and oversee plant development and software development;
	c.	An engineering team was hired to oversee the execution of plant design
	d.	A human resources person was hired for future operational recruiting
	e.	Accounting staff was hired;
	f.	Purchasing of silicon materials

Between April 1 and June 30, 2006, the Company raised $2,823,000 from the sale of 2,823,000 units (the units being comprised of 2,823,000 common shares at $1.00 per share and 2,823,000 share purchase warrants exercisable for a period of one year at an exercise price of $1.60 per share (none of which have yet been exercised)) under a Regulation S offering. These funds, the Company believes, will allow it to proceed in the development of its solar business for the next six months although the Company is attempting to raise additional equity investment funds.

Subsequent to the quarter ended June 30, 2006, the Company received funds totaling $569,500 comprising of $500,000 by way of note payable and $69,500 by way of unit offering (each unit comprised of one common share at $1.00 per share and one share purchase warrant exercisable for a period of one year at an exercise price of $1.60 per share) to non-US resident persons under a Regulation S offering.

The Company intends to use its available funds as described in “Expenditures” below.

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

Projected Expenditures Over The Next 12 Months

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this annual report:

(a)	Personnel costs in Shanghai, China and the United States:	$472,500
(b)	Production development / factory leasing costs:	$213,000
(c)	Administration, sales and marketing office:	$65,450
(d)	General and administrative expenses:	$320,000
(e)	PV production and manufacturing equipment:	$5,050,000
(f)	Silicon material purchase	$1,000,000
(g)	Professional fees and expenses, regulatory expenses:	$90,000
(g)	Shareholder communications:	$135,000
(h)	Travel, Miscellaneous, Unallocated	$35,000

Total:		$7,380,950

The amounts noted above reflect our current cash resources and assume that we will raise, through equity or other financing, approximately $4,500,000 in the next 12 months. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed.

As at June 30, 2006, we had $2,856,338 in cash and cash equivalents in current assets and approximately $336,212 of our cash was utilized for investing activities in the past nine months of the current financial year. There were cash flows of $3,372,980 from financing activities in the first nine months of the current financial year and unit sales of securities subsequent to the period end of June 30, 2006 provided us with some additional cash assets.

Other than as detailed above, we do not anticipate making any major purchases of capital assets in the next 6 months, or conducting any large-scale research and development. Any development of research and development functions would be dependent upon securing additional equity or other financing to add to our working capital. The Company has hired two persons for research and development and product development research but that is the extent of its planned research and development activities. Under US GAAP, these activities may possibly not be classified as research and development but may be classified as expenses given that the costs are associated with paying salaries to the two individuals.

We believe we have sufficient cash resources to satisfy our needs over the next 6 months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives, including but not limited to completion of our manufacturing facilities and production lines. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

Liquidity and Capital Resources

At June 30, 2006, we had working capital of $2,183,828, compared to working capital of $8,467 at June 30, 2005. The increase in working capital was primarily due to financing activities and was partially offset by an increase in current liabilities.

At June 30, 2006, our total assets consisted of $2,856,338 in cash and cash equivalents, accounts receivable of $1,738, prepaid expenses of $30,326,,capital assets of $341,577, and other assets of $33,826. This compares with total assets at June 30, 2005 consisting of $8,306 in cash and cash equivalents and $561 in prepaid expenses. The increase in cash and cash equivalents was, as mentioned above, due primarily to financing activities and sale of equity (although there were also debt components) and the increase in capital assets (fixed assets) was due to purchase of furniture of $19,153, office leasehold improvements of $10,990 and plant leasehold improvements of $322,424 associated with developing the Company’s leased facilities in Shanghai, China.

At June 30, 2006, our total current liabilities, including all accounts payable, were $704,574 as compared to $400 at June 30, 2005. The increase in current liabilities resulted primarily from $100,000 owed to a third party lender under the terms of a note payable and $449,980 loaned to the Company by a related party (of which the Company’s President, is also President). The funds loaned to the Company were borrowed to fund initial plant and office leasehold improvements, fixed asset acquisitions and general and administrative expenses.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, from shareholder loans.

Revenues

The Company had $0 in revenues during the three months ending June 30, 2006 and $0 in revenues during the three months ending June 30, 2005. The Company is still completing the development of its plant / manufacturing facility in Shanghai, China and until that is completed, which is anticipated to occur by the end of 2006, the Company does not expect revenues.

Expenses and General and Administrative Expenses

During the quarter ending June 30, 2006, the Company incurred total expenses of $295,321 as compared to expenses of $2,676 in the corresponding period ending June 30, 2005. The increase in expenses was due mainly to start up costs associated with construction and development of the Company’s manufacturing facility. Office and administration expenses rose to $58,956 in the nine months ended June 30, 2006 (from $846 in the corresponding period in 2005); registration and filing fees rose to $21,851 in the nine months ended June 30, 2006 (from $0 in the corresponding period in 2005); professional fees rose to $48,556 (from $10,986 in the corresponding period in 2005). The increases overall reflect a much higher level of business activity in the Company compared to the corresponding period in 2005.

Some of the expenses, as well as the $336,212 additions to capital assets and leasehold improvements, are one time expenses resulting from start up costs of equipping the Company’s Shanghai manufacturing facility. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.

Results of Operations / Net Loss

Our company posted a net loss for the nine month period of $316,362, being $0.00 per share, for the nine months ended June 30, 2006 compared to $11,832 or $0.00 per share for the nine months ended June 30, 2005. From inception to June 30, 2006 we have incurred accumulated losses of $366,769. The principal component of losses in the nine months ending June 30, 2006 were organizational costs, professional fees, office and administration expenses, marketing expenses and registration / filing fees.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next 6 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 24, 2006, 3 previous directors returned 1,447,727 (pre-forward stock split) common shares to the treasury for cancellation. Effective February 27, 2006, the Company forward split its issued common shares on the basis of forty-four new for one old share. The number of shares referred to in the attached financial statements has been restated wherever applicable, except where noted, to give retroactive effect on the forward stock split.

The number of common shares outstanding pre-forward stock split was 1,652,273 and after giving effect to the forward split, the outstanding common shares totaled 72,700,012.

On March 1, 2006, the Company authorized the increase of its authorized capital stock from 75,000,000 common shares with a par value of $0.001 to 200,000,000 common shares with a par value of $0.001. This increase in its authorized capital has been filed with the Nevada Secretary of State.

On May 1, 2006, the Company issued 500,000 units at $1.00 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on April 30, 2007. The Company received cash proceeds of $500,000 for these units.

On May 4, 2006, the Company issued 500,000 units at $1.00 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on May 3, 2007. The Company received cash proceeds of $500,000 for these units.

On June 9, 2006, the Company issued 505,000 units at $1.00 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on June 8, 2007. The Company received cash proceeds of $505,000 in June 2006 for these units.

On June 21, 2006, the Company issued 850,000 units at $1.00 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on June 20, 2007. The Company received cash proceeds of $850,000 in June 2006 for these units.

On June 23, 2006, the Company received cash proceeds of $468,000 for the purchase of 468,000 units at $1.00 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60. As at June 30, 2006, these units still have to be issued.

The securities sold in the quarter ended June 30, 2006 were all issued to non-US resident persons as that term is defined in Regulation S under exemptions from registration available under Regulation S. Persons purchasing securities under Regulation S are prohibited from resale of the securities to any US person unless the securities are registered or another exemption from registration, such as Rule 144, is available to them. Under Rule 144, generally, non-affiliates purchasing securities of a company are prohibited from resale of those securities to a US person for a period of at least one year. Additional restrictions on the volume of any sales may apply depending on the circumstances and total shareholdings of individual shareholders.

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

* Incorporated by reference to our Form SB2 Registration Statement Amendment No. 7, File Number 33-

120926, filed on May 5, 2005.

** Filed herewith.

(b) The Registrant filed Reports on Form 8-K in the quarter ending June 30, 2006 and subsequently to the date hereof on the following dates: May 12, 2006, May 12, 2006, May 15, 2006, July 21, 2006 and July 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2006.

SOLAR ENERTECH CORP.

Date: August 12, 2006
	By:	/s/ Leo Shi Young
Leo Shi Young
President/CEO

Date: August 12, 2006
	By:	/s/ Fang Xie
Fang Xie
Treasurer and Secretary

Date: August 12, 2006	By:	/s/ Shijian Yin
Shijian Yin
General Manager/COO