Form 10QSB/A
period 2006-06-30
SOLAR ENERTECH CORP
filed 2006-08-15
CIK 1307873

As filed with the Securities and Exchange Commission on August 12, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Number of shares outstanding of Registrant’s class of common stock as of August 12 , 2006: 75,594,512

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

At June 30, 2006, our total assets consisted of $2,856,338 in cash and cash equivalents, accounts receivable of $1,738, prepaid expenses of $30,326,,capital assets of $341,577, and other assets of $33,826. This compares with total assets at June 30, 2005 consisting of $8,306 in cash and cash equivalents and $561 in prepaid expenses. The increase in cash and cash equivalents was, as mentioned above, due primarily to financing activities and sale of equity (although there were also debt components) and the increase in capital assets (fixed assets) was due to purchase of furniture of $2,798 office leasehold improvements of $10,990 and plant leasehold improvements of $322,424 associated with developing the Company’s leased facilities in Shanghai, China.

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

Results of Operations / Net Loss

Our company posted a net loss for the nine month period of $316,362, being $0.001 per share, for the nine months ended June 30, 2006 compared to $11,832 or $0.001 per share for the nine months ended June 30, 2005. From inception to June 30, 2006 we have incurred accumulated losses of $366,769. The principal component of losses in the nine months ending June 30, 2006 were organizational costs, professional fees, office and administration expenses, marketing expenses and registration / filing fees.

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