Form 10KSB
period 2006-09-30
SOLAR ENERTECH CORP
filed 2006-12-28
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-120926

SOLAR ENERTECH CORPORATION
(Formerly SAFER RESIDENCE CORPORATION)
(Exact name of registrant as specified in its charter)

NEVADA	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1600 Adams Drive, Menlo Park, CA, 94025
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	650-688-5800

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes  [   ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [X]

Net revenues for its most recent fiscal year: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 28 2006: $36,233,899

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

 [   ]  Yes [   ]  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of common voting shares outstanding as of December 28, 2006: 78,807,012

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

Transitional Small Business Disclosure Format (Check one):
 [   ]  Yes [   ]  No

FORWARD-LOOKING STATEMENTS

This report on Form 10KSB contains forward-looking statements, in particular in our Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10KSB relate only to events or information as of the date on which the statements are made in this report on Form 10KSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

Solar Enertech Corporation (formerly Safer Residence Corporation) (“Solar” or the “Company”) was incorporated under the laws of the state of Nevada on July 7, 2004, and was engaged in a variety of business until this year, when it began its current operations as a photovoltaic solar energy cell (“PV” Cell) manufacturer. The Company’s management decided that, to facilitate a change in business focus to the PV Cell industry, it was appropriate to change the Company’s name. To this end, the officers of the Company approved, on March 27, 2006, a plan of merger between Safer Residence Corporation and Solar Enertech Corp., a wholly-owned inactive subsidiary of the Company incorporated in the State of Colorado on March 27, 2006. Under the plan of merger, Safer Residence Corporation was renamed “Solar Enertech Corp.” and the shares of Solar Enertech Corp. were cancelled and the shareholders of the Company received one share of the newly-merged company for every share of Safer Residence Corporation. On April 7, 2006, the Company changed its name to Solar Enertech Corp. to reflect its engaging business in the solar energy industry.

The Company’s goal is to maximize its value through manufacturing and distribution of PV Cells in China and California. The Company's current focus is to establish itself as a sophisticated 42,000-square-foot manufacturing and research facility in Shanghai's Jinqiao Modern Science and Technology Park. Solar plans to invest in PV cell research to develop higher efficiency cells and put the results of that research to use immediately in its manufacturing processes. The Company has also established a marketing, purchasing and distribution arm in Northern California's Silicon Valley. The Company currently has no other operations.

The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

The Market

Photovoltaic Systems (“PV”)

In 1953, Bell Laboratory invented the first photovoltaic cell, a thin sandwich of silicon and metal capable of converting sunlight directly into electricity. Though widely used in remote locations and on space satellites since then, the market for grid connected photovoltaic power has undergone significant growth in the last several years.

Growth in installed solar power systems has been stimulated by long-term government subsidies, tax incentives and feed-in tariffs (requiring the utilities to buy back excess power generated by privately owned PV systems). With 30% federal tax credits provided by the recently enacted U.S. Energy Bill, coupled with state rebates and tax incentives, the U.S. posted solid growth in PV system installations.

PV advantages include security, system reliability, low maintenance, modularity and flexibility of design, as well as significant environmental benefits (carbon neutral, fossil fuel independent). PV also supports the trend toward distributed (point-of-use) power generation. We believe that capacity constraints, increased demand for power reliability, and the challenges of building new centralized power plants will increase the demand for distributed generation.

One of the most significant drawbacks of PV is the high initial cost of individual systems. Solar power can cost twice as much as grid power. This is due almost entirely to the high cost of PV cells, which depends upon the cost and availability of semi-conductor grade silicon. While technical developments are underway in thin film, membrane and other non-crystalline based materials, over 90% of the industry currently relies upon crystalline silicon cells.

Concentrating Solar Power (CSP)

CSP technologies are based on concentrating solar radiation to heat fluids, which can then be used to generate industrial heating or cooling, to produce electricity, or to desalinate water. The first commercially scaled CSP systems were built in Southern California in the mid-1980's and continue to deliver power to the Los Angeles basin. CSP's can provide safe, clean, economical, renewable power in either large-scale, grid-connected installations, or remote off-grid locations.

Three basic CSP systems are employed today:

1. system utilizing long rows of parabolic mirrors to focus sunlight on a pipe through which a heating fluid flows;

2. system utilizing large parabolic mirrors to focus energy on a target; and

3. system deploying a series of tracking mirrors to concentrate sunlight on a central tower; the energy is absorbed by a working fluid or process gas, and then used to generate steam to power a conventional turbine.

Compared to other energy technologies, solar power's benefits include:

  Environmental Superiority. Solar power is one of the most benign electric generation resources. Solar cells and CSP systems generate electricity without significant air or water emissions, habitat impact or waste generation;
  Price Stability. Unlike fossil fuels, solar energy has no fuel price volatility or delivery risk. Although there is variability in the amount and timing of sunlight, it is predictable, and a properly configured system can be designed to be highly reliable while providing long-term, fixed price electricity
  Location Flexibility. Unlike other renewable resources such as hydroelectric or wind power, solar power can be generated where it is needed. This limits the expense and energy losses associated with transmission and distribution of large, centralized power stations;
  Peak Generation. Solar power is well-suited to match peak energy needs as maximum sunlight hours generally correspond to peak demand periods when electricity prices are at their highest;
  System Modularity. Solar power products can be deployed in many sizes and configurations to meet the specific needs of the
  Reliability. With no moving parts or regular required maintenance, photovoltaic systems are among the most reliable forms of electricity generation.

Company’s Strategy

The Company’s business strategy includes the acquisition manufacturing and marketing of innovative PV Cells in order to provide superior solutions to its customers. In so doing, the Company believes to generate substantial value for its stockholders while contributing to energy security, social equity, and protection of the ecosystems.

Principal Products and Services

The essential component in all solar panel applications in the photovoltaic (PV) solar cell, which converts the sun's visible light into electricity. Solar Enertech Corp. manufactures PV solar cells and designs advanced PV modules for a variety of applications, such as roof panels, solar arrays, and modules incorporated directly into exterior walls.

During the fiscal year ended September 30, 2006, the Company set up its manufacturing facility in Shanghai, the largest economic and transportation centre of China. The 42,000 square foot manufacturing facility is located in the Jinqiao Modern Science and Technology Park, a newly dedicated high tech business park.

By establishing its manufacturing facility in Shanghai, the Company will benefit from China's favorable policies and cost-effective labor force to produce quality solar cells and systems for global applications.

The Manufacturing Process

As of the date of this Report, one semi-automated production line is in operation. Raw material consists of PV-grade silicon wafers. Solar cells are manufactured via a series of complex processes, which includes wet chemical processing, diffusion, plasma processing, metallization, metrology, and testing.

Multiple solar cells are grouped and fastened on a panel, then laminated. Electrical current wires are laid out, connected together, furnaced, and then covered by glass. Before being packaged and shipped, the panels are tested.

Marketing Strategy

The primary solar market is currently in Europe, where significant government incentive programs are helping fuel high demand for solar products. The Company’s secondary market is the United States, where the state of California has launched an ambitious One Million Solar Roof incentive program for residences and businesses.

With an American marketing and sales arm already in place, the Company is well-positioned to meet market demand from its Chinese manufacturing base.

Sales Strategy

The Company manufactures high quality, high -conversion rate solar products. By keeping cost low, the Company can market its SolarE panels at lower prices than the competition.

Research & Development

The Company has established a joint R&D laboratory with Shanghai University to facilitate research ad development. The main focus of this research laboratory is to:

(1)	Research and test theory of PV, thermo-physics, physics of materials and chemistry;
(2)	Develop efficient and ultra-efficient PV cells with light/electricity conversion rate up to 20%-35%;
(3)	Develop environmentally friendly high conversion rate manufacturing technology of chemical compound film PV cell materials;
(4)	Develop high-reliable, low-cost manufacturing technology and equipment for the thin film PV cells;
(5)	Research and develop key material of new low-cost flexible film PV cells and non-vacuum technology;
(6)	Research and develop key technology and fundamental theory for third-generation PV cells.

Management believes that the joint R&D laboratory will enable the Company to be at the forefront of PV research and development, creating a valuable comparative advantage over even the largest solar cell producers today, perhaps enabling the Company to become a renowned solar cell manufacturer. The Company plans to invest up to $4 million in research and development activities over the next 5 years.

The Competition

We face competition from domestic and international companies actively engaged in the manufacturing and distribution photovoltaic cells. They include Suntech Power Holdings Co. Ltd. (China), Sharp Corporation, Kyocera Corporation (Japan), BP Solar and GE Solar (formerly AstroPower).

Intellectual Property

The Company is not, at present, the holder of any patents, trademarks or copyrights on its products. The Company intends to copyright the tradename “SolarE” both in Asia and in North America in the future and will, if it conducts research and development activities which result in patentable products, seek intellectual property protection for such products. Solar cells and CSP systems are not patentable but are in the public domain and the Company’s only protection in producing them is the know-how or experience of its employees and management in producing its products.

Environmental Regulations

In its manufacturing process, the Company will use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in its manufacturing activities. The Company is subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. If the Company fails to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

We believe that we have all environmental permits necessary to conduct our business and have obtained all necessary environmental permits for our new facility in Shanghai. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Employees

Overall, the Company employs approximately 48 people, as follows: the Company’s California office currently has 2 employees, the manufacturing plant in Shanghai currently has 25 employees, and another 21 employees fulfill the administrative and corporate functions, research and development as well as sales and marketing. Management anticipates that by September 30, 2007, the Company will employ approximately 150 people, consisting of 88 production related employees, 25 corporate and administrative employees, 12 employees in research and development, and another 25 employees in sales and marketing.

RISKS RELATED TO OUR BUSINESS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See "Forward-Looking Statements."

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
We incurred a net loss in all prior financial periods and we have not yet completed a financial year as a solar industry company. We expect our operating expenses to increase as we expand our operations. Our ability to achieve profitability depends on the growth rate of the PV (photovoltaic or solar power) market, the continued market acceptance of PV products, the competitiveness of products and services as well as our ability to provide new products and services to meet the demands of our customers.

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
Our future success depends substantially on the continued services of our executive officer, especially Leo Shi Young, our President and chief executive officer, and Mr. Frank Fang Xie and Mr. Shi Jian Yin, our two other directors. We do not maintain key man life insurance on our executive officer. If our executive officer is unable or unwilling to continue in his present positions, we may not be able to replace him readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. Our executive officer has entered into an employment agreement with the Company, which contains confidentiality and non-competition provisions. However, we cannot assure you the extent to which any of these agreements could be enforced in China, where our executive officer resides and hold some assets. See “—Risks Related to Doing Business in China— Uncertainties with respect to the PRC legal system could have a material adverse effect on us.”

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
The Company may grant share purchase options to employees in the future although it does not have a share based compensation plan in place as of today. If the Company does this, it will account for options granted to our directors and employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and its related interpretations, and according FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees. As a result, if we were to grant options to directors and employees, we would have to account for compensation costs for all share options using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as share options are an important employee recruitment and retention tool. If we grant employee share options or other share-based compensation in the future, our net income could be adversely affected.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.
The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV products.

Problems with product quality or product performance may cause us to incur warranty expenses and prevent us from achieving sales and market share, particularly if we introduce new technologies.
As is consistent with standard practice in our industry, the duration of our product warranties is likely to be lengthy relative to expected product life. Our PV product warranty is for a 20-year period. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Our products have not been installed yet, therefore we are not able to evaluate their performance over a 20-year period.

The reduction or elimination of government economic incentives could prevent us from achieving sales and market share.
We believe that the near-term growth of the market for PV products depend in large part on the availability and size of government and economic incentives. The reduction or elimination of government economic incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving sales and market share.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on fossil fuels. These government economic incentives could be reduced or eliminated altogether, which would significantly harm our business if we developed sales and product markets in those economies.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.
We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we will be required to include management's report on internal controls as part of our annual report for the fiscal year ending September 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending September 30, 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Risks Related to Doing Business in China

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our anticipated products and materially and adversely affect our competitive position.
All of our business operations are conducted in China and some or most of our sales are likely to be made in China in the near future, although we are in the process of attempting to establish US distribution for our future products. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

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
Foreign exchange transactions by companies under China’s capital account continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities, including the SAFE.

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

The execution of our business plan will require substantial funds. Our stockholders may be adversely affected if we issue additional debt or equity securities to obtain financing.
We will require substantial funds to execute our business plan. We anticipate that such funds will be obtained from external sources and intend to seek additional equity or debt financing to fund future operations.

Our actual capital requirements may vary. Additional funding may not be available on favorable terms, if at all. Additional funding may only be available on terms that may, for example, cause substantial dilution to common stockholders, and have liquidation preferences or pre-emptive rights. If we raise additional funds by issuing debt or equity securities, existing stockholders may be adversely affected because new investors may have rights superior to those of current stockholders, and current stockholders may be diluted. If we do not succeed in raising needed funds, we could be forced to discontinue operations entirely.

There are 6,107,000 (September 30, 2006 : 3,607,000) shares underlying our presently outstanding warrants that may be available for future sale. Our existing stockholders will experience immediate and substantial dilution resulting from the issuance of these shares and the sale of these shares may depress the future market price of our common stock. At this time, the exercise price of these outstanding warrants is $1.00 per share, which is above the recent trading price for our shares.

ITEM 2.      DESCRIPTION OF PROPERTIES

We lease a sophisticated 42,000-square foot manufacturing and research facility in Shanghai's Jinqiao Modern Science and Technology Park. The lease expires on February 19, 2009, and is renewable every 3 years with an adjustment in rental fee not to exceed 5% of the total rent of the previous year (3-year period). The termination clause in the agreement requires a notice of three months. Monthly costs are $16,913.

The Company also has an operating lease for 3,735 square-foot of office space in Shanghai, at a monthly cost of $6,753. The lease expires in May 2008, can be renewed with a three-month advance notice, and can not be terminated prior to expiration.

Finally, the Company leases corporate headquarter space in Menlo Park, in the heart of Northern California's Silicon Valley, for a monthly cost of $1,050 until June 30, 2006.

We consider these facilities adequate to meet our current needs. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

ITEM 3.      LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Trading History

Our shares of common stock did not trade on the OTC Bulletin Board before March 10, 2006 and the Company’s securities currently trade under the symbol “SOEN”. The following is a summary of the high and low closing prices of our common stock on the OTCBB during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in our common stock has not been extensive in all the periods presented below, and such trades may not constitute an active trading market in all the periods presented below.

	High	Low
Year Ending September 30, 2006
Quarter ended March 31, 2006	$1.00	$0.72
Quarter ended June 30, 2006	$2.04	$0.72
Quarter ended September 30, 2006	$1.86	$1.18
Quarter ending December 31, 2006 (to date)	$1.28	$0.68

On December 22, 2006, the closing sales price for the common stock was $0.77, as reported on the website of the OTCBB. As of December 28, 2006, there were 47 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Forward Stock Split

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

The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 1, Topic 4(c). The number of common shares outstanding pre-forward stock split was 1,652,273, and after giving effect to the forward split, the outstanding common shares totaled 72,700,012.

On March 1, 2006, the Company authorized the increase of its authorized capital stock from 75,000,000 common shares with a par value of $0.001 to 200,000,000 common shares with a par value of $0.001. This increase in its authorized capital has been filed with the Nevada Secretary of State.

Recent Sales of Unregistered Securities

During the year ended September 30, 2006, we issued the following securities without registration under the Securities Act, in addition to those unregistered issuances not previously disclosed on Form 10-QSB or Form 8-K.

On May 1, 2006, the Company issued 500,000 units at $1.00 per unit, for net cash proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on April 30, 2007.

On May 4, 2006, the Company issued 500,000 units at $1.00 per unit, for net cash proceeds of $500,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on May 3, 2007.

On June 9, 2006, the Company issued 505,000 units at $1.00 per unit, for net cash proceeds of $505,00. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on June 8, 2007.

On June 21, 2006, the Company issued 850,000 units at $1.00 per unit, for net cash proceeds of $850,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on June 20, 2007.

On June 23, 2006, the Company issued 468,000 units at $1.00 per unit, for net cash proceeds of $468,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring June 22, 2007.

On June 30, 2006, the Company issued 2,000 units at $1.00 per unit, for net cash proceeds of $2,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring June 29, 2007.

On July 10, 2006, the Company issued 37,000 units at $1.00 per unit, for net cash proceeds of $37,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring July 9, 2007.

On July 11, 2006, the Company issued 20,000 units at $1.00 per unit, for net cash proceeds of $20,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring July 10, 2007.

On July 24, 2006, the Company issued 12,500 units at $1.00 per unit, for net cash proceeds of $12,500. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring July 23, 2007.

On August 28, 2006, the Company issued 32,000 units at $1.00 per unit, for net cash proceeds of $32,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring August 27, 2007.

On September 5, 2006, the Company issued 5,500 units at $1.00 per unit, for net cash proceeds of $5,500. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring September 4, 2007.

On September 21, 2006, the Company issued 675,000 units at $1.00 per unit, for net cash proceeds of $675,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring September 20, 2007.

On November 7, 2006, the Company received subscriptions for the purchase of 2,500,000 units at $0.60 per unit, for net cash proceeds of $1,500,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, for one year. This private placement of 2,500,000 units was completed (and proceeds received) subsequent to the September 30, 2006 year end.

On November 10, 2006, the Company’s Board of Directors resolved to offer to all of its warrant holders a lower exercise price for their warrants. The 3,607,000 warrants outstanding at that time were reduced in exercise price to $1.00 per share. The repricing of the 3,607,000 warrants was completed subsequent to the September 30, 2006 year end.

As a result of the issuance of the 2,500,000 warrants on November 7, 2006, the Company presently has 6,107,000 warrants outstanding which are convertible into 6,107,000 shares of common stock if all outstanding warrants were exercised.

The securities sold in the fiscal year ended September 30, 2006 were all issued to non-US resident persons as that term is defined in Regulation S under exemptions from registration available under Regulation S. Persons purchasing securities under Regulation S are prohibited from resale of the securities to any US person unless the securities are registered or another exemption from registration, such as Rule 144, is available to them. Under Rule 144, generally, non-affiliates purchasing securities of a company are prohibited from resale of those securities to a US person for a period of at least one year. Additional restrictions on the volume of any sales may apply depending on the circumstances and total shareholdings of individual shareholders.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Our stock trades under the symbol “SOEN” on the NASD’s OTCBB.

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes appearing elsewhere in this Form 10-KSB; and Reports on Form 8-K filed during our most recent fiscal year and subsequent to the period end of this fiscal year.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company has yet to generate revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

In March of 2006, the Company undertook to change its focus from providing customers with home security assistance services to the photovoltaic (“PV”) or solar energy industry.

In April of 2006, the Company, through its President Leo Shi Young, began to operate in China through an agent company, Infotech (Shanghai) Solar Technologies Ltd. (“Infotech”, the “Agent”). The Company subsequently formalized its relationship with the Agent by executing an Agency Agreement in July of 2006. The Company entered into the Agency Agreement with an existing Shanghai company to save the time associated with incorporating a subsidiary and then commencing business operations. The Agent is owned (through a Hong Kong company) by the Company’s President, Leo Shi Young. The Agent does not receive any compensation for acting in its capacity as Agent.

In keeping with its intention to develop a business in the PV industry, the Company:

1.	Entered into a lease agreement, through the Agent, in Shanghai, China, to lease a 42,000 square foot factory space for the purpose of building solar cell production lines and related facilities;
2.	Hired, again through its Agent in Shanghai, China, a total of 12 personnel to engage in the following activities:
	a.	management team: to oversee the manufacturing plant’s infrastructure and production lines construction;
	b.	technical and R&D team: to design and oversee plant development and software development;
	c.	engineering team: to oversee the execution of plant design;
	d.	A human resources staff: for future operational recruiting;
	e.	Accounting staff.
3.	Completed plant leasehold improvements;
4.	Solar cell and module manufacturing equipment was readied and tested ;
5.	manufacturing control software and quality control software was installed and validated;
6.

environmental controls, including stainless steel "wind shower" devices currently being tested for their automatic sensors which control the "shower" whenever workers pass between less sensitive areas of the facility into the workshop ensuring the production facility is completely free of any kind of particulate debris, were tested;

7.	Purchased silicon materials and other inventory items were purchased and stocked;
8.	Fist solar modules came off the production line on November 23, 2006.

Each high conversion module represents 170 watts of quality-built solar electric power generating capability ready for delivery. The modules will be commercialized under the brand name SolarE.

For the fiscal year ended September 30, 2006, we had no revenues and we incurred losses of $638,919, of which $14,122 was a loss from discontinued operations. Our operating expenses included significant legal and accounting expenses, as well rent and investor relations expenses. We expect to continue to use cash in our operating activities as we expand our manufacturing capacity and our product shipments.

The Company, on September 27, 2006, announced that it had entered into a non-definitive agreement under which Shangsheng Estate Development Co., Shanghai, would purchase up to $350,000 in PV cell products from the Company. To date, no firm orders have been received, but the Company expects that these orders will be filled during the second quarter of fiscal 2007.

Management Discussion and Analysis

Results of Operations

We have financed our operations since inception primarily through private sales of securities. As of September 30, 2006 we had approximately $2.8 million in cash, and working capital of $1.67 million. In addition, we received $1,500,000 in gross proceeds from a sale of securities in November 2006.

Fiscal Year Ended September 30, 2006

The following table sets forth our consolidated statements of operations for the year ended September 30, 2006.

Expenses
Corporate development and promotion	66,946
Investor relations	72,266
Professional fees	120,332
Rent	147,033
Salaries and benefits	81,493
Other, general and administrative	145,220
Net operating loss	633,290

Other income
Interest income	8,493
Loss from continuing operations	624,797

Loss from discontinued operations	14,122

Net loss	638,919

As discussed above, in 2006, our business focus began to change to solar energy, from home security assistance services, with the set up of our manufacturing plant in China and the manufacturing of our first SolarE solar modules in November 2006. Due to the significant changes, part of our results for the September 30, 2006 and all the results for the year ended September 30, 2005 are being reported as discontinued operations, and we believe that a comparison of results of operations for the years ended September 30, 2006 and September 30, 2005 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors.”

Revenues

For the year ended September 30, 2006, we had no revenues from operations, and interest income of $8,493. We expect to start earning revenues in our second quarter of fiscal 2007, as production of the SolarE solar modules began in our first quarter of fiscal 2007. As of December 21, 2006, we have manufactured approximately 1,000 panels, of which we expect during our second fiscal quarter of 2007. Our future revenues will depend not only on successful sales efforts, but also on our ability to ramp up production.

Cost of sales

For the year ended September 30, 2006, we had no costs of sales since we had not yet manufactured nor sold any SolarE solar modules. In November 2006, the first SolarE solar modules came off the production line. We do not believe the costs of sales for the modules manufactured in the first quarter of 2007 to be a reliable indicator of gross margin for the future. A substantial part of cost of sales for the SolarE consists of silicon wafers. The cost of silicon wafers is currently volatile and is expected to rise due to a current supply shortage. We are uncertain of the extent to which component price increases will negatively affect our gross profit margins in the near future, as we may be able to pass on some of these increases to customers. We are currently exploring various supply strategies to control our raw materials costs. In addition, we are exploring strategies to reduce other manufacturing costs.

Expenses and general and administrative expenses

During the fiscal year ended September 30, 2006, the Company incurred total expenses from continuing operations of $633,290. These expenses were related mainly to start up costs associated with the construction and development of the Company’s manufacturing facility, and to activities associated with the change in business, such as communication shareholders, legal and accounting fees, and corporate development and promotion. Some of these expenses, as well as cash disbursements of $790,036 in leasehold improvements (including capitalized interest), are one time expenses resulting from start up costs of equipping the Company’s Shanghai manufacturing facility. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.

Discontinued Operations

During the year ended September 30, 2006, no revenues were reported in discontinued operations. A loss of $14,122 was incurred in discontinued operations, as a result of operating expenses related to home security services. Amounts related to discontinued operations included in prior period financial statements presented herein have been reclassified to conform to the current period presentation.

Net Loss

Our net loss was $638,919 for fiscal 2006. The net loss reflects our expenses relating to our acquisitions and financings, the cost of additional employees to pursue our strategy, a loss from discontinued operations for the home security services and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from our new strategy.

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $2,798,957, and working capital of $1,666,600. During the year ended September 30, 2006, we funded our operations from private sales of equity. We believe our current will provide sufficient working capital to fund our operations for at least the next 12 months assuming a steady ramp-up in production. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the year ended September 30, 2006, we used $572,620 of cash in operations. Net cash used by operating activities reflected $40,577 in prepaid rents and expenses, $3,534 in depreciation and an increase in accounts payable of $103,342. Investment activities used $1,329,829 of cash during the year, which was primarily related to the leasehold improvements of our manufacturing plant associated with developing the Company’s leased facilities in Shanghai, China and a $572,416 in deposit for equipment.

Financing activities provided $4,657,000 of cash during the year, with $1,050,000 from loans, and $3,607,000 in private placement subscription proceeds.

Our current cash requirements are significant due to the building of silicon wafers inventory; leasehold improvements of our manufacturing plant in Shanghai, manufacturing equipment purchases; start up and other operational expenses. During the second quarter of our fiscal year 2007, we expect to need significant cash as we begin to build a second production line, scheduled for completion during the first quarter of fiscal 2008. Accordingly, we expect to continue to use cash to fund operations for at least fiscal 2007 as we expand our manufacturing capacity and our product shipments. We expect to continue to use cash to build up our inventory of silicon wafers to hedge the current shortage in the industry.

In the past, we paid cash for our inventory purchases and we are in the process of negotiating credit terms with our vendors. We also paid cash for our equipment purchases. In the future, we plan to finance some of our equipment purchases by short term bank borrowings and by establishing a working capital line of credit.

The cost of silicon wafers, which is the primary cost of sales for our SolarE solar modules, is currently volatile and is expected to rise due to a current supply shortage. We are uncertain of the extent to which this will negatively affect our working capital in the near future. A significant increase in cost of silicon wafers that we cannot pass on to our customers could cause us to run out of cash more quickly than our projections indicate, requiring us to raise additional funds or curtail operations.

Recent Financings

Note payable

On May 8, 2006, a loan payable in the amount of $100,000 secured by a promissory note, bearing interest at 10% per annum was received. Principal and accrued interest payable are payable on demand. As at September 30, 2006, we had accrued $4,000 in interest in relation to this note. The Company has capitalized this interest as it was incurred on funds used to construct property, plant, and equipment.

On July 3, 2006, a loan payable in the amount of $500,000, secured by a promissory note, bearing interest at 10% per annum, calculated annually was received from a third party. Principal and interest are payable on demand. These funds were utilized to finance the initial start-up costs. As at September 30, 2006, we had accrued $12,192 in interest in relation to this note. The Company has capitalized this interest as it was incurred on funds used to construct property, plant, and equipment.

Note payable to a related party

On February 9, 2006, a loan payable in the amount of $450,000, secured by a promissory note, was received from a company controlled by a director and officer of the Company. The note is due on demand. Subsequent to demand for payment, any arrears in payment of the principal amount will bear interest at 10% per annum. The Company recorded imputed interest at 10% on the note, totaling $31,124. The Company has capitalized this interest as it was incurred on funds used to construct property, plant, and equipment.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements for the fiscal year ended September 30, 2006 included in this Report. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Currency and foreign exchange

The Company determined its functional currency is the Renminbi as substantially all of its operations are in China. The Company’s reporting currency is the U.S. dollars.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation, and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2006, the exchange rate for the Chinese Renminbi (RMB) was $1.00 U.S. for 7.9087 RMB.

Warrant Accounting

We issued warrants as described in note 11 to our financial statements for the fiscal year ended September 30, 2006 included in this Report.

The proceeds of the issuance of the units have been allocated among the shares of common stock and the warrants based upon their relative fair values. The relative fair value of the warrants was determined to be $1,106,000 by using the Black-Scholes option pricing model assuming: i) Expected share price volatility of 80.21%; ii) Risk free interest rate of 4.5%; iii) Expected weighted average life – 1 year; and iv) No dividend yield.

On November 10, 2006, subsequent to the year-end, the Company adopted to reprice all of its 3,607,000 then outstanding warrants, from $1.60 to $1.00 per warrant for the remainder of the warrants’ term. Consequently, the relative fair value attributed to the warrants changed from $1,106,000 to $1,481,000 using the same assumptions used at the date of issuance.

In November 2006, subsequent to year-end, the Company received subscriptions for 2,500,000 units at $0.60 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring one year from the date of issuance.

Plan of Operations

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

Projected Expenditures Over The Next 12 Months

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this annual report:

(a)	Personnel costs in Shanghai, China and the United States:	$2,151,385
(b)	Production development / factory leasing costs:	$213,000
(c)	Administration, sales and marketing office:	$115,000
(d)	General and administrative expenses:	$1,050,000
(e)	PV production and manufacturing equipment:	$11,000,000
(f)	Silicon material purchase	$47,000,000
(g)	Professional fees and expenses, regulatory expenses:	$105,000
(g)	Shareholder communications:	$208,000
(h)	Travel, Miscellaneous, Unallocated	$64,100

Total:		$62,406,500

The amounts noted above reflect our current cash resources and assume that we will raise, through equity or other financing, approximately $15,000,000 in the next 12 months, and finance another $10,000,000 through borrowings. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed.

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

We believe we have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives, including but not limited to completion of our manufacturing facilities and production lines. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

Consolidated Financial Statements
September 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Solar Enertech Corp.
(A Development Stage Company)
Menlo Park, California

We have audited the accompanying consolidated balance sheets of Solar Enertech Corp. (a development stage company) as at September 30, 2006 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended. The financial statements for the period July 7, 2004 (inception) through September 30, 2005, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period July 7, 2004 (inception) through September 30, 2005, include total revenues and net loss of $0 and $50,407, respectively. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period July 7, 2004 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through September 30, 2005, is based solely on the report of other auditors. These financial statements are the responsibility of Solar Enertech’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Solar Enertech as of September 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Safer Residence Corporation

We have audited the accompanying balance sheet of Safer Residence Corporation as at September 30, 2005 and the related statements of operations, cash flows, and stockholders’ equity for the year ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2005 and the results of its operations and its cash flows for the year indicated in conformity with United States generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated a deficit of $50,407 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its business activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
“Morgan & Company”

November 23, 2005	Chartered Accountants

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Balance Sheets

	September 30, 2006	September 30, 2005

ASSETS

Current
Cash and cash equivalents	$2,798,957	$48,401
Prepaid expenses and advances	40,577	-
Total current assets	2,839,534	48,401

Equipment, net	18,751	7,592
Plant being developed for our own use	790,036	-
Deposits	572,416	-

Total assets	$4,220,737	$55,993

LIABILITIES and STOCKHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities	$64,766	$3,400
Accounts payable and accrued liabilities, related parties	58,168	-
Demand note payable to a related party	450,000	-
Demand notes payable	600,000	-
Total current liabilities	1,172,934	3,400

STOCKHOLDERS' EQUITY
Capital stock
Common - 200,000,000 shares authorized at $0.001 par value
76,307,012 and 136,400,000 shares issued and outstanding
at September 30, 2006 and 2005, respectively	76,307	136,400
Additional paid in capital	3,664,817	(33,400)
Other comprehensive loss	(3,995)	-
Deficit accumulated during development stage	(689,326)	(50,407)
Total stockholders' equity	3,047,803	52,593
Total liabilities and stockholders' equity	$4,220,737	$55,993

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Statements of Operations

	For the Year	For the Year	Cumulative from
	Ended	Ended	Inception (July 7
	September 30,	September 30,	2004) to September
	2006	2005	30, 2004

Expenses
Corporate development and promotion	$66,946	$-	$66,946
Depreciation	2,334	-	2,334
Investor relations	72,266	-	72,266
Management and consulting fees	6,258	-	6,258
Management fees, related parties	37,271	-	37,271
Other expenses	12,703	-	12,703
Office and administrative	21,097	-	21,097
Professional fees	120,332	-	120,332
Registration and filing fees	30,807	-	30,807
Rent	147,033	-	147,033
Salaries and benefits	81,493	-	81,493
Travel	34,750	-	34,750
Total expenses	633,290		633,290
Loss from continuing operations	(633,290)	-	(633,290)

Loss from discontinued operations	(14,122)	(47,706)	(64,529

Other income (expense)
Interest income	8,493	-	8,493
Net loss	$(638,919)	$(47,706)	$(689,326)

Net loss per share - basic and diluted

Continuing operations	$(0.009)	$-
Discontinued operations	$(0.000)	$(0.000)

Weighted Average Shares Outstanding	73,666,329	104,768,219

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnertechCorp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Statement of Stockholders' Equity
For the period from Inception (July 7, 2004 ) to September 30, 2006

			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit during	Stockholders'
	Number	Amount	Capital	Income	Development Stage	Equity

Balance, at inception	-	$-	$-	$-	$-	$-
Stock issued for cash	101,200,000	101,200	(78,200)			23,000
Net loss from inception (July 7, 2004) to September 30, 2004					(2,701)	(2,701)

Balance, September 30, 2004	101,200,000	101,200	(78,200)	-	(2,701)	20,299
Stock issued for cash	35,200,000	35,200	44,800			80,000
Net loss for the year ended September 30, 2005					(47,706)	(47,706)

Balance, September 30, 2005	136,400,000	136,400	(33,400)	-	(50,407)	52,593
Stock returned to treasury (no cost) in connection
with change in control	(63,699,988)	(63,700)	63,700			-
Stock issued for cash	3,607,000	3,607	3,603,393			3,607,000
Imputed interest on related party note			31,124			31,124
Currency translation adjustment				(3,995)		(3,995)
Net loss for the year ended September 30, 2006					(638,919)	(638,919)

Balance, September 30, 2006	76,307,012	$76,307	$3,664,817	($3,995)	($689,326)	3,047,803

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Statements of Cash Flows

	For the Year	For the Year	Cumulative from
	Ended	Ended	Inception (July 7,
	September	September	2004) to September
	30, 2006	30, 2005	30, 2006

Cash Flows from Operating Activities
Net loss	$(638,919)	$(47,706)	$(689,326)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	3,534	400	3,934
Changes in:
Prepaid expenses	(40,577)	-	(40,577)
Accounts payable and accrued expenses	61,369	1,900	64,769
Accounts payable and accrued expenses, related parties	41,973	-	41,973
Cash Used in Operating Activities	(572,620)	(45,406)	(619,227)

Cash Flows from Investing Activities
Acquisition of equipment	(14,693)	(7,992)	(22,685)
Deposits	(572,416)	-	(572,416)
Leasehold improvements - plant	(742,720)		(742,720)
Cash Flows Used in Investing Activities	(1,329,829)	(7,992)	(1,337,821)

Cash Flows from Financing Activities
Proceeds from note payables	600,000	-	600,000
Proceeds from advances from a related party	450,000	-	450,000
Proceeds from issuance of common stock	3,607,000	80,000	3,710,000
Cash Flows Provided by Financing Activities	4,657,000	80,000	4,760,000

Effect of Exchange Rates on Cash	(3,995)		(3,995)

Net Increase in Cash	2,750,556	26,602	2,798,957

Cash, Beginning of Period	48,401	21,799	-

Cash, End of Period	$2,798,957	$48,401	$2,798,957

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Capitalized interest related to leasehold improvements - plant	$47,316	$-	$47,316

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Solar Enertech Corp. (formerly Safer Residence Corporation) was incorporated in Nevada, United States of America, on July 7, 2004. To facilitate a change in focus from providing customers with home security assistance services to the solar energy industry, on March 27, 2006 Safer Residence both incorporated (Colorado) and merged with Solar Enertech Corp., its wholly-owned inactive subsidiary. On April 7, 2006, the Company changed its name to Solar Enertech Corp.

On July 18, 2006, Solar Enertech executed an agency agreement with Infotech (Shanghai) Solar Technologies Ltd., effective April 10, 2006, to engage in business in China. By contracting with a company that had already been incorporated in China as its agent, Solar Enertech saved the time associated with incorporating a subsidiary and obtaining a business license in China. Infotech is controlled through a Hong Kong company by Solar’s President.

Solar Enertech is in the development stage and has not yet realized any revenues from its intended operations. As of September 30, 2006, it has incurred cumulative net losses of $689,326 and has working capital of approximately $1,666,600.

Solar Enertech expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, Solar Enertech has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. Solar Enertech’s future operations are dependent upon external funding and its ability to bring its plant into commercial production, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for the next 12 months. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting

These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech and its wholly-controlled variable interest entity, Infotech (Shanghai) Solar Technologies Ltd. All material intercompany accounts and transactions have been eliminated.

Infotech, as a variable interest entity (“VIE”), is defined as an entity with an ownership, contractual or other financial interest held by a primary beneficiary that is determined by control attributes other than majority voting interest. Solar Enertech is the primary beneficiary of Infotech per the contractual terms of the Agency Agreement described in note 1. Solar Enertech is obligated to absorb a majority of the risk of loss from the VIE's activities and is entitled to receive a majority of the VIE's residual returns. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

Development stage company

As defined by SFAS No. 7, Consolidated Financial Statements, Solar Enertech has been in the development stage since its formation on July 7, 2004, and has not yet realized any revenues from its planned operations. Solar Enertech is devoting substantially all of its present efforts towards the start-up of its solar cell manufacturing plant located in Shanghai, China.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments that are readily convertible to known amounts of cash within ninety days of deposit.

Currency and foreign exchange

Solar Enertech determined its functional currency is the Renminbi as substantially all of its operations are in China. Solar Enertech’s reporting currency is U.S. dollars.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation, and are included in determining net income or loss.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2006, the exchange rate for the Chinese Renminbi (RMB) was $1.00 U.S. for 7.9087 RMB.

Although the economic situation in China has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations could adversely affect Solar Enertech's operations. The devaluation or valuation of the Chinese Renminbi in relation to the U.S. dollar may have significant effects on Solar Enertech's consolidated financial statements.

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight-line basis over its estimated useful lives of the assets, or over the term of the lease, as follows:

Furniture and equipment                     5 years

Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed to operations, while major repairs that do not improve or extend the lives of the related assets are expensed to operations, while major repairs are capitalized.

Loss per share

In February 2006, Solar Enertech effected a 44-for-one stock split. Previously reported share and earnings per share amounts have been restated since inception. The basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At September 30, 2006, there were warrants to purchase 3,607,000 shares of common stock which could potentially dilute future earnings per share.

Interest cost capitalized

Solar Enertech capitalizes interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest cost capitalized was $47,316 and $0 in 2006 and 2005, respectively. There were no interest costs charged to operations in 2006 and 2005.

Impairment of long lived assets

Solar Enertech reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of September 30, 2006, management expects those assets related to its continuing operations to be fully recoverable.

Income taxes

Solar Enertech files federal and state income tax returns in the United States for its U.S. operations, and files separate foreign tax returns for its foreign subsidiary in the jurisdictions in which this entity operates. Solar Enertech accounts for income taxes under SFAS No. 109, Accounting for Income Taxes.

Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 3 - FINANCIAL INSTRUMENTS

Credit risk

Solar Enertech maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. Solar Enertech has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At September 30, 2006, Solar Enertech had approximately $2,500,000 in excess of insured limits.

Fair values

Solar Enertech has various financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities and amounts due to or from a related party. Unless otherwise noted, these monetary assets and liabilities are stated at amounts that approximate their fair values.

Foreign exchange risk

Solar Enertech may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi and the United States dollar.

NOTE 4 – DEPOSITS

At September 30, 2006, there were $572,416 in deposits for machineries and plant equipment.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Solar Enertech amortizes its assets over their estimated useful lives. A summary is as follows:

		Accumulated	Net Book
	Cost	Depreciation	Value

Property and equipment	22,695	(3,944)	18,751
Leasehold improvements - plant	790,036	-	790,036
	812,731	(3,944)	808,787

As of September 30, 2006 the plant being developed for our own use was still under construction, therefore, depreciation has not commenced on this asset.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management fees

On March 1, 2006, Solar Enertech entered into a contract for management services with a director and officer requiring the payment of $3,000 per month for two years and expiring on February 28, 2008. This commitment can be terminated by either Solar Enertech or the director with 30 days’ notice.

As of September 30, 2006, $21,000 was accrued to this director for management fees. This amount is included in the accounts payable and accrued liabilities, related party on the balance sheet.

Effective March 15, 2006, the Company entered into a verbal, month-to-month agreement for management services with a director, requiring the payment of 20,000 RMB per month. Upon Solar Enertech reaching the break-even point, the monthly fees will be increased to 40,000 RMB. The agreement has no fixed term.

Due to a related party

During the year ended September 30, 2006, a company controlled by a director and officer has advanced funds to Solar Enertech by incurring pre-operating expenditures on behalf of Solar Enertech. These advances totaling $37,200 do not have specific repayment terms and are included in the accounts payable and accrued liabilities, related party on the balance sheet.

Due from a related party

During the year ended September 30, 2006, funds were advanced to Solar Enertech via the bank account of a company controlled by a director and officer of the Company. At September 30, 2006, approximately $12,600 of the funds had not yet been forwarded to Solar Enertech’s account, and was therefore owed to Solar Enertech. This amount is included in the accounts payable and accrued liabilities, related party on the balance sheet, and therefore reduces the fees and advances otherwise due to this related party as described in note 6.

Subsequent to year end, these funds were transferred in full to Solar Enertech’s bank account.

Note payable

On February 9, 2006, $450,000 was borrowed from a company controlled by a director and officer of Solar Enertech. The note is due on demand and is included in note payable to a related party on the balance sheet. Subsequent to demand for payment, any arrears in payment of the principal amount will bear interest at 10% per annum. Solar Enertech calculated imputed interest at 10% on the note, totaling $31,124 (see Note 7). The imputed interest was capitalized in accordance with Solar Enertech’s policy of capitalizing interest costs incurred on funds used to construct property, plant and equipment.

NOTE 7 - NOTES PAYABLE

On May 8, 2006 and July 3, 2006, Solar Enertech borrowed $100,000 and $500,000, respectively, from third parties under demand notes with interest at 10% per year. Accrued interest on both notes of $16,192 is included in accrued liabilities on the consolidated balance sheet. The accrued interest was capitalized in accordance with Solar Enertech’s policy of capitalizing interest costs incurred on funds used to construct property, plant and equipment.

NOTE 8 – INCOME TAXES

As of September 30, 2006, Solar Enertech had $325,000 of U.S. federal and state net operating losses available to offset future taxable income which, if not utilized, begin expiring in 2025. In addition, Solar Enertech had $340,000 of foreign net operating losses related to Solar Enertech ’s operations in China. Current Chinese tax legislation imposes a five-year time limit for the utilization of the losses against future taxable profits. The tax rate in China is generally 30% but certain locations are designated special economic zones, including Shanghai, which subject production companies to a lower rate of 15%. Pre-operating expenses must be capitalized but amortized over 5 years. Solar Enertech files its income tax return on a non-consolidated company basis as U.S. tax rules prohibits the consolidation of its foreign subsidiaries.

Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carry forward is limited following a greater than 50% change in ownership. Due to prior transactions, a portion of Solar Enertech’s net operating loss carryforwards are subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carry forward period.

The net deferred tax asset generated by the loss carryforward has been fully reserved. The components of deferred tax assets and liabilities at September 30, 2006 and 2005 are as follows:

	United States		China
	2006	2005	2006	2005
Deferred tax asset:
Net operating loss carryforward	$110,000	$17,640	$51,000	$0
Less: valuation allowance	(110,000)	(17,640)	(51,000)	0

Net deferred tax asset	$0	$0	$0	$0

NOTE 9 - DISCONTINUED OPERATIONS

In March 2006, Solar Enertech discontinued its development-stage efforts to provide customers with home security assistance services. There were no revenues reported in discontinued operations during the year ended September 30, 2006. A loss of $14,122 was incurred in discontinued operations, as a result of operating expenses related to home security services as described above. Amounts related to discontinued operations included in prior period financial statements presented herein have been reclassified to conform to the current period presentation.

NOTE 10– CAPITAL STOCK

Forward stock split

On February 24, 2006, 3 previous directors returned 1,447,727 (pre-forward stock split) common shares for no consideration. On February 27, 2006, Solar Enertech forward split its issued common shares on the basis of forty-four new shares for one old share. The number of shares referred to in these consolidated financial statements has been restated to give retroactive effect on the forward stock split.

On March 1, 2006, Solar Enertech increased its authorized capital stock from 75,000,000 to 200,000,000 common shares.

Common stock issued for cash

During the period from May 2006 to September 30, 2006, Solar Enertech sold 3,607,000 units at $1.00 per unit, for net proceeds of $3,607,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on various dates ranging from April 30, 2007 to September 20, 2007.

In November 2006, Solar Enertech repriced all 3,607,000 warrants that were outstanding at September 30, 2006, from $1.60 to $1.00 per warrant for the remainder of the warrants’ terms.

Subsequent to year end, Solar Enertech received subscriptions for 2,500,000 units at $0.60 per unit. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring one year from the date of issuance.

Warrants

The initial allocation of proceeds from the sale of the 3,607,000 capital stock units to the share purchase warrants of based on relative fair value of $1,106,000 was estimated using the Black-Scholes stock price valuation model with the following assumptions: i) Expected share price volatility of 80.21%; ii) Risk free interest rate of 4.5%; iii) Expected weighted average life – 1 year; and iv) No dividend yield.

Subsequent to year-end Solar Enertech adopted to reprice all of the warrants that were outstanding at September 30,

2006, being 3,607,000 warrants, from $1.60 to $1.00 per warrant for the remainder of the warrants’ terms (note 12). Consequently, the relative fair value attributed to the warrants changed from $1,106,000 to $1,481,000 using the same assumptions used at the date of grant.

Subsequent to year end, Solar Enertech received subscriptions for 2,500,000 units at $0.60 per unit. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring one year from the date of issuance.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease obligations

Solar Enertech has an operating lease for a plant, with a term of three years from February 20, 2006 to February 19, 2009 at a monthly payment of US$16,913. It is renewable every 3 years with an adjustment in rental fee not to exceed 5% of the total rent of the previous year (3-year period).

Solar Enertech also has an operating lease for office space with a term of two years from May 16, 2006 to May 15, 2008 at a monthly payment of US$5,195. Effective October 1, 2006, the space was increased and the monthly payment increased to $6,573 for the remainder of the term. The lease can be renewed with an advance notice of three months with possibility of rent adjustment. No termination is allowed in the agreement.

Solar Enertech also leases office space in California as corporate headquarters, at a monthly cost of $1,050 until June 30, 2007.

Minimum payments under these leases are as follows:

Minimum
Fiscal Year Ending	Payments

2007	$287,272
2008	$256,531
2009	$79,267
$623,070

Management and consulting agreements

In addition to the lease agreements for plant and office, Solar Enertech has property management contracts for the plant and office at monthly fees of $1,060 and $910, respectively.

On May 1, 2006, Solar Enertech entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on April 30, 2008. This commitment can be terminated by either party with 90 days’ written notice.

On March 1, 2006, Solar Enertech entered into a contract for management services with a director and officer requiring the payment of $3,000 per month for a period of two years, expiring on February 28, 2008. This commitment can be terminated by either Solar Enertech or the director with 30 days’ notice.

Effective March 15, 2006, the Company entered into a verbal agreement for management services with a director, requiring the payment of 20,000 RMB per month. Upon Solar Enertech reaching the break-even point, the monthly fees will be increased to 40,000 RMB. The agreement has no fixed term.

NOTE 12 - FOREIGN OPERATIONS

Solar Enertech identifies its operating segments based on its business activities and geographical locations. Solar Enertech operates within a single operating segment, being the manufacture of solar energy cells.

Solar Enertech operates in the United States and in China. Substantially all of Solar Enertech 's assets are located in China.

	September 30,	September 30,
	2006	2005

Interest income
China	$8,493	$-

Expenses
China	308,826	-
United States	324,464	-
Loss from continuing operations	624,797	-

Loss from discontinued operations
United States	14,122	47,706

Net loss	$638,919	$47,706

Long-lived assets:
China	$803,592	$-
United States	5,195	7,592
Total long-lived assets	$808,787	$7,592

NOTE 13 - SUBSEQUENT EVENTS

In October and November 2006, approximately $12,600 of Solar Enertech’s funds that had not yet been forwarded from an account held by a company controlled by a director and officer of the Company were transferred in full to the Company’s Agent bank account.

In November 2006, Solar Enertech received subscriptions for 2,500,000 units at $0.60 per unit. Each unit will consist of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring one year from the date of issuance.

In November 2006, Solar Enertech adopted to reprice all of the warrants that were outstanding at September 30, 2006, being 3,607,000 warrants, from $1.60 to $1.00 per warrant for the remainder of the warrants’ term.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. Other Information

None

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain biographical information concerning our current directors and executive officers:

Directors and Executive Officers

MR. LEO SHI YOUNG, Director, President & CEO
Prior to becoming President and CEO of Solar EnerTech, he was the founder and CEO of InfoTech Essentials Inc., an energy-saving technology company in China from 2001 to 2006. Mr. Young was a senior member of the California trade delegation to China in 2005, headed by Governor Arnold Schwarzenegger, and currently serves as an organizing committee member of China's National Renewable Energy Forum. Mr. Young holds an MBA from Fordham University, New York (2005); an MA from the School of the Art Institute of Chicago (1985); and a BA from Tsinghua University of Beijing (1982).

MR. SHI JIAN YIN, Director, Vice President, COO
Prior to joining Solar EnerTech in May of 2006, Mr. Yin was the founder and General Manager of Shanghai TopSolar Inc. Mr. Yin's business track record includes management positions at Shanghai Jiaotong University Gofly Group Co., Ltd., Shanghai Fenghuang Co., Ltd., Beijing Green Environment Technology Co., Ltd., plus a number of senior positions at Shanghai Fenghuang Co., Ltd. Mr. Yin has been awarded two Science and Technology Awards by the Chinese government for his research accomplishments. Mr. Yin earned his MBA (1992) and BA (1988) from Shanghai University of Communications, majoring in Engineering and Material science.

MR. FRANK FANG XIE, Director
Mr. Xie has worked for NewMargin Ventures as junior partner for the past two years, where he focused on alternative energy and environmental protection sector investments. Shanghai-based NewMargin is one of the most active venture capital firms in the country, managing committed capital in excess of $100 million. Prior to NewMargin, Mr. Xie was an executive Vice President of Uni-quantum Financial Advisory, and served as a senior associate of the corporate finance department of Bank of China International. Mr. Xie obtained his Masters degree in Management Science and a Bachelors degree in Electrical Engineering at Shanghai Jiaotong University.

PROFESSOR ZHONG QUAN MA, CTO
Professor Ma is a specialist in semiconductor thin film materials physics and solid state physics. Prior to joining Solar EnerTech, Professor Ma held a number of research and academic positions, including Professor of microelectronics and condensed matter physics at Shanghai University for the previous five years, and positions at the University of Illinois at Urbana Champaign (UIUC), Xinjiang University, Japan Atomic Energy Research Institute (JAERI), and Xinjiang Institute of Physics at the Chinese Academy of Science. Professor Ma earned a Ph.D. in materials physics from Tsinghua University

(2001), a Master's degree (1988) in condensed matter physics from Institute of Physics of Academia Sinica, and a Bachelor's degree in physics from Xinjiang University (1982).

MS. APRIL ZHONG , Senior Vice President
Ms. Zhong is one of the co-founders of InfoTech Essentials, Inc., the Company which Leo Shi Young co-founded and has served as that company's marketing VP since 2001. Ms. Zhong will be heading Solar EnerTech's office of Supply, Sales and Logistics Division in the US as it develops. Ms. Zhong earned an MBA (1998) from the School of Business Administration, Boston University, Massachusetts, majoring in Strategic Marketing Management and Entrepreneurship; and earned an MS (1994) from Northeastern University, Boston, Massachusetts, majoring in Molecular Biotechnology.

MR. YUHONG ZHANG, Director of Solar Energy Productions
Before joining Solar EnerTech, Ms. Zhang served as Associate CTO at Shanghai TopSolar in charge of production and operations. Prior to that, Ms. Zhang was employed by the Solar Energy Branch for China's space programs. Ms. Zhang earned a MS degree from Shanghai University of Communications (2004) and a BS from Harbin University of Engineering (2000).

MR. JIANHONG WANG, Director of Raw Material Purchasing
Mr. Wang majored in electromechanical controlling and testing and earned his Bachelor from Nangjing University of Science and Technology (1997), and is currently working towards his MBA degree at East China University of Science and Technology.

MR. JIANRONG PENG, General Manager of Solar Production Plant
Mr. Peng has more than two decades of experience in management and human resources at a variety of solar cell production companies. Positions include Operations Department Manager and Factory Director

Audit Committee Financial Expert

We currently do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2006, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

Date of
Insider	Filing	Transaction	Filing Date

Melissa Blanchard	Form 3	12-May-05	20-Dec-05
Jean Blanchard	Form 3	12-May-05	20-Dec-05
Stephen Lisik	Form 3	12-May-05	20-Dec-05
Leo Shi Young	Form 4	6-Jul-06	28-Jul-06

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations. Because we are a small company in which management oversees or has contact with all employees, we are able to communicate our ethical and business expectations effectively on an informal and personal basis. As we grow, we expect we will need to develop written and codified ethics for our employees.

ITEM 10.      EXECUTIVE COMPENSATION.

The Executive Officers have received compensation during the fiscal year ended September 30, 2006, and we also compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Equity Compensation

The Company does not presently have an equity compensation plan (registered or unregistered). The Company may, at some point, adopt an equity compensation plan and may choose to register shares of common stock issued under it.

Director Compensation

The Company currently does not pay compensation to the Company’s directors, however the Company is currently evaluating possible compensation arrangements for its directors.

Compensation of Officers

The following table sets forth certain information concerning compensation paid during fiscal years ended September 30, 2006 and 2005, to the persons who served as our Chief Executive Officer, and all of our other executive officers who earned over $100,000 in salary and bonus during fiscal 2006 and 2005 (collectively, the "Named Executives"):

Long Term Compensation
	Annual Compensation			Awards
		Salary /	Other Annual	Restricted	All Other
Name	Year Ended	Fees	Compensation	Stock Awards	Compensation

Leo Shi Young	2006 2005	$ 21,000 n/a	-	- n/a	- n/a

Shi Jian Yin	2006 2005	$16,271 n/a	-	- n/a	- n/a

Frank Fang Xie	2006 2005	- n/a	-	- n/a	- n/a

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

Management Agreements
We entered into a contract for management services dated March 1, 2006, with Leo Young. The term of the employment agreement is for a period of two years, expiring on February 28, 2008. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Young $3,000 per month. This agreement can be terminated by either the Company or the Mr. Young with 30 days’ notice.

The Company has a verbal agreement with Mr. Shi Jian Yin for management services, effective March 15, 2006. Pursuant to this agreement, Mr. Yin receives 20,000 Renminbi per month for providing management services to the Company. Upon Solar Enertech reaching the break-even point, the monthly fees will be increased to 40,000 RMB. The agreement has no fixed term.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and are seeking potential independent directors. We have initialized discussions with experienced business people and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                       RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 28, 2006 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of December 28, 2006, there were 78,807,012 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of December 28, 2006 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Unless provided for otherwise, the address for each of the beneficial owners named below is the Company’s business address.

Name and Address of	Number of Shares	Percent of Class
Beneficial Owner	Beneficially
	Owned
Mr. Leo Shi Young (1)	(1)	38.38% (1)
814 Lakeshore Drive	30,250,000
Redwood City CA 94025
Mr. Frank Fang Xie (2)	(2)	1.90% (2)
No. 63-603, Line 710 Din Xi	1,500,000
Road
Shanghai PR China 200052
All officers and directors as a	31,750,000	78,807,012
group

(1)

Mr. Young has the right and option to purchase a total of 36,000,000 shares at a total cost of $3,600 from Jean Blanchard, the former President of the Company. To date, he has exercised that option and acquired 10,750,000 shares, and subsequently disposed of 5,750,00 shares.

(2)	Mr. Xie has the right and option to purchase a total of 1,500,000 shares at a total cost of $150 from Jean Blanchard, the former President of the Company. To date, he has not exercised that option.

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1). Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of December 28, 2006, are deemed outstanding for computing the percentage ownership of the stockholder holding the warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 78,807,012 shares of our common stock outstanding as of December 28, 2006.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Common Stock

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

Mr. Young has acquired, from the Company’s former President, Jean Blanchard, the right and option to acquire a total of 36,000,000 common shares of the Company, at $0.0001. To date, Mr. Young has exercised that option and acquired 10,750,000 shares, and subsequently disposed of 5,750,00 shares.

Mr. Xie has also acquired, from the Company’s former President, Jean Blanchard, the right and option to acquire a total of 1,500,000 common shares of the Company (representing 2.06% of the issued and outstanding shares of the Company). To date, Mr. Xie has not exercised this option.

The stock transactions for Mr. Young and Mr. Xie above were exempted from registration under the Securities Act of 1933 by virtue of the fact that they are non-public transactions involving directors or officers of the Company.

Other

During the year ended September 30, 2006, a company controlled by a Leo Young has advanced funds to the Company by incurring pre-operating expenditures on behalf of the Company. These advances, totaling approximately $37,200, do not have specific repayment terms. During the year ended September 30, 2006, funds were advanced to the Company via the bank account of the company controlled by Leo Young. At September 30, 2006, approximately $12,600 of the funds had not yet been forwarded to the Company’s account, and was therefore owed to the Company. This amount reduces the fees and advances otherwise due to the company controlled by Leo Young as described above.

The Company has a management agreement with Leo Shi Young dated effective March 1, 2006 (although executed after that date) which provides for Mr. Young to receive a fee of $3,000 per month for providing management services to the Company. The Company also has a verbal agreement with Shi Jian Yin, effective March 15, 2006 which provides for Mr. Yin to receive fee of 20,000 Renminbi per month for providing management services to the Company. Upon Solar Enertech reaching the break-even point, the monthly fees will be increased to 40,000 RMB. The agreement has no fixed term.

ITEM 13.      EXHIBITS.

Exhibit	Index

3.1	Articles of Incorporation, Incorporated by reference to our SB2 Registration Statement Amendment 7 filed on May 5, 2005, SEC File Number 333-120926.

3.2	By-laws, Incorporated by reference to our SB2 Registration Statement Amendment 7 filed on May 5, 2005, SEC File Number 333-120926.

3.4	Article of Merger filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.

4.1	Summary of Lease Agreement between the Company and Shanghai Jin Qiao Technology Park Ltd., incorporated by reference from Exhibit 4.1 to the Form 8-K filed May 12, 2006.

10.1	Management agreement with Leo Young, incorporated by reference from Exhibit 10.1 to our Form 8-K filed March 10, 2006.

10.2	Agency Agreement between the Company and its Shanghai Agent dated July 18, 2006., incorporated by reference from Exhibit 10.1 to our Form 8-K/A filed December 18, 2006.

16.1	Letter from former principal accountants, Morgan & Company, incorporated by reference from Exhibit 16.1 to our Form 8-K filed December 9, 2006.

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant's Board of Directors has appointed Malone & Bailey, PC as independent public accountant for the fiscal year ending September 30, 2006.

Audit Fees.

The aggregate fees billed by our auditors and former auditors for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2006 and 2005, and for the reviews by our former auditors of the financial statements included in our Quarterly Reports on Form 10-QSB were $58,600 and $6,104, respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended September 30, 2006 and 2005.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2006 and 2005, respectively.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended September 30, 2005 and 2005.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of December, 2006.

SOLAR ENERTECH CORP.

Date: December 28, 2006
	By:	/s/ Leo Shi Young
Leo Shi Young
President/CEO

Date: December 28, 2006
	By:	/s/ Fang Xie
Fang Xie
Treasurer and Secretary

Date: December 28, 2006	By:	/s/ Shijian Yin
Shijian Yin
General Manager/COO