Form 10QSB
period 2006-12-31
SOLAR ENERTECH CORP
filed 2007-02-14
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of Registrant's class of common stock as of February 14, 2007: 78,807,012

Authorized share capital of the registrant: 200,000,000 common shares , par value of $0.001

The Company recorded $0 revenue for the quarter ended December 31, 2006

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-QSB relate only to events or information as of the date on which the statements are made in this report on Form 10-QSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I - FINANCIAL INFORMATION

SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)

Interim Consolidated Financial Statements (Unaudited)
December 31, 2006

Solar Enertech Corp.
A Development Stage Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2006	September 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$2,477,945	$2,798,957
Due from related party	43,894	-
Prepaid expenses and advances	36,242	40,577
Inventory	388,501	-
Total current assets	2,946,582	2,839,534

Equipment, net of accumulated depreciation	116,601	18,751
Plant being developed for own use	2,131,864	790,036
Deposits	361,221	572,416

Total assets	$5,556,268	$4,220,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$404,970	$64,766
Accounts payable and accrued liabilities, related parties	-	58,168
Demand note payable to a related party	450,000	450,000
Demand notes payable	600,000	600,000
Total current liabilities	1,454,970	1,172,934

STOCKHOLDERS' EQUITY:
Capital stock
Common - 200,000,000 shares authorized at $0.001 par value
78,807,012 and 76,307,012 shares issued and outstanding
at December 31, 2006 and September 30, 2006, respectively	78,807	76,307
Additional paid in capital	5,222,553	3,664,817
Other comprehensive loss	30,880	(3,995)
Deficit accumulated during development stage	(1,230,942)	(689,326)
Total stockholders' equity	4,101,298	3,047,803

Total liabilities and stockholders' equity	$5,556,268	$4,220,737

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Operations
(Unaudited)
For the Periods Ended

			Cumulative from July 7,
			2004 (Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

Expenses
Selling, general & administrative	$446,245	-	1,080,035
Research and development	101,798	-	101,798
Total expenses	548,043	-	1,181,333

Loss from continuing operations	(548,043)	-	(1,181,333)

Loss from discontinued operations	-	(6,613)	(64,529)

Other income (expense)
Interest income	6,427	-	14,920
Net loss	$(541,616)	$(6,613)	$(1,230,942)

Net loss per share - basic and diluted

Continuing operations	$(0.01)	$-
Discontinued operations	$-	$(0.00)

Weighted Average Shares Outstanding	77,176,577	136,400,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Cash Flows
(Unaudited)
For the Periods Ended

			Cumulative from July 7,
			2004 (Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

Cash Flows from Operating Activities
Net loss	$(541,616)	$(47,706)	$(1,230,942)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	2,685	-	6,619
Stock based compensation	49,352		49,352
Changes in:
Prepaid expenses	4,848	-	(35,729)
Due from related party	(43,894)		(43,894)
Inventory	(388,501)	-	(388,501)
Accounts payable and accrued expenses	341,023	1,900	405,792
Accounts payable and accrued expenses, related parties	(57,433)	-	(15,460)
Cash used in operating activities	(633,536)	(45,806)	(1,252,763)

Cash flows from Investing Activities:
Acquisition of equipment	(100,298)	(7,992)	(122,983)
Deposits	218,433	-	(353,983)
Leasehold improvements - plant	(1,320,954)	-	(2,063,674)
Cash used in investing activities	(1,202,819)	(7,992)	(2,540,640)

Cash flows from Financing Activities:
Proceeds from notes payable	-	-	600,000
Proceeds from advances from a related party	-	-	450,000
Proceeds from issue of common stock	1,500,000	80,000	5,210,000
Cash provided by financing activities	1,500,000	80,000	6,260,000

Effect of exchange rates on cash	15,343	-	11,348

Net Increase in Cash	(321,012)	26,202	2,477,945

Cash, Beginning of Period	2,798,957	21,799	-

Cash, End of Period	$2,477,945	$48,001	$2,477,945

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

Non-cash investing and financing activities:
Capitalized interest related to leasehold improvements - plant	$11,982	$-	$43,106

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.
A Development Stage Company
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Solar Enertech Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Solar Enertech's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2006 as reported elsewhere in this Form 10-QSB have been omitted.

NOTE 2 – INVENTORY

Inventory consists of silicon and photovoltaic cells and other component material are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.

At December 31, 2006, inventory consists of:

Raw materials	$294,723
Low value consumption goods	470
Work in progress	93,308
Total inventory	$388,501

Inventory is shown net of reserves for slow moving and obsolete inventory of $nil as of December 31, 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related party:

During the quarter ended December 31, 2006, a company controlled by a director and officer received reimbursement for pre-operating expenditures incurred on behalf of Solar Enertech. The payment made to this related party exceeded the expenses incurred by $43,894, and included in due from a related party on the balance sheet. It is anticipated that subsequent to quarter end, these funds will be transferred back to Solar Enertech.

NOTE 4– EQUITY TRANSACTIONS

Common stock issued for cash:

In November 2006, Solar Enertech sold 2,500,000 units at $0.60 per unit, for net proceeds of $1,500,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring November 28, 2007.

Warrants:

In November 2006, Solar Enertech repriced all of the 3,607,000 warrants outstanding at September 30, 2006 from $1.60 to $1.00 per warrant for the remainder of the warrants’ terms. Consequently, the relative fair value attributed to the warrants changed from $1,106,000 to $1,481,000 using the same assumptions used at the date of grant.

The allocation of proceeds from the sale in November 2006 of 2,500,000 capital stock units to the share purchase warrants was estimated at $750,900 using the same assumptions described above.

Options:

Pursuant to an option agreement dated March 1, 2006 with a former officer and director of the Company, the President and CEO of the Company has the right and option to purchase a total of 36,000,000 shares of common stock of the Company at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 3 years, with the first installment vesting immediately, and the remaining options vesting upon 12 and 24 months after the date of the agreement.

Pursuant to an option agreement dated March 1, 2006 with a former officer and director of the Company, a director of the Company has the right and option to purchase a total of 1,500,000 shares of common stock of the Company at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vested immediately.

The fair value of the options granted under these agreements was estimated at $82,253 using the Black-Scholes stock price valuation model with the following assumptions: i) Expected share price volatility of 80.21%; ii) Risk free interest rate of 4.65%; iii) Expected weighted average life – 4 years; and iv) No dividend yield.

For the quarter ended December 31, 2006, the Company had recorded compensation expense $49,352 in relation to these options.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Capital investments:

Pursuant to a joint research and development laboratory agreement with Shanghai University, adopted December 15, 2006 and expiring on December 15, 2016, Solar Enertech is committed to fund the establishment of laboratories and completion of research and development activities, as follows:

Minimum
Fiscal Year	Capital
Ending	Investments

2007	$941,632
2008	788,935
2009	814,384
2010	928,907
2011	241,770
$3,715,628

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

We incurred a net loss in all prior financial periods and we have not yet completed a full financial year as a solar industry company. We expect our operating expenses to increase as we expand our operations. Our ability to achieve profitability depends on the growth rate of the PV (photovoltaic or solar power) market, the continued market acceptance of PV products, the competitiveness of products and services as well as our ability to provide new products and services to meet the demands of our customers.

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

The Company’s President, Leo Shi Young, has substantial or complete influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. He has the right to purchase 36,000,000 shares of our common stock from the previous President and CEO, Jean Blanchard for nominal consideration. This represents approximately 46% of the issued and outstanding shares of the Company. To date, he has exercised the option as to 12,000,000 shares.

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

There are 6,107,000 shares underlying our presently outstanding warrants that may be available for future sale. Our existing stockholders will experience immediate and substantial dilution resulting from the issuance of these shares and the sale of these shares may depress the future market price of our common stock. At this time, the exercise price of these outstanding warrants is $1.00 per share, which is above the recent trading price for our shares.

GENERAL

Solar Enertech Corporation (formerly Safer Residence Corporation) (“Solar” or the “Company”) was incorporated under the laws of the state of Nevada on July 7, 2004, and was engaged in a variety of business until March 206, when it began its current operations as a photovoltaic solar energy cell (“PV” Cell) manufacturer. Effective February 27, 2006, the Company forward split its issued common shares on the basis of forty-four new shares for one old share. The number of shares referred to in these consolidated financial statements has been restated wherever applicable, except where noted, to give retroactive effect on the forward stock split.

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

RESULTS OF OPERATIONS

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed on Form 10-KSB on December 28, 2006.

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

We have financed our operations since inception primarily through private sales of securities. As of December 31, 2006 we had approximately $2.49 million in cash, and working capital of $1.1 million.

Three-month period ended December 31, 2006

The following table sets forth our consolidated statements of operations for the quarter ended December 31, 2006.

Revenues
Interest income	$6,427

Expenses
Corporate development and promotion	31,578
Investor relations	36,375
Professional fees	101,607
Rent	55,300
Salaries and benefits	56,314
Other, general and administrative	260,442
Loss from continuing operations	(548,043)

Loss from discontinued operations	-
Net loss	$(541,616)

As discussed above, in 2006, our business focus began to change to solar energy, from home security assistance services, with the set up of our manufacturing plant in China and the manufacturing of our first SolarE solar modules in November 2006. Due to the significant changes, part of our results for the September 30, 2006 and all the results for the year ended September 30, 2005 were reported as discontinued operations, and we believe that a comparison of results of operations for the first and second quarters of the years ended September 30, 2007 and September 30, 2007 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors.”

Revenues

For the quarter ended December 31, 2006, we had no revenues from operations, and interest income of $6,427. We expect to start earning revenues in our second or third quarter of fiscal 2007, as production of the SolarE solar modules began in our first quarter of fiscal 2007. As of December 31, 2006, we have manufactured approximately 125 panels, 75 of which are being used as demos and test panels, with the remaining panels being available for sale, commencing towards the end of the second quarter of fiscal 2007. fiscal quarter . We expect to commence sell during our second or third fiscal quarter of 2007. The Company’s success depends on successful sales efforts, but also on our ability to ramp up production.

Expenses and general and administrative expenses

During the fiscal quarter ended December 31, 2006, the Company incurred total expenses of $548,043. These expenses were related mainly to start up costs associated with the construction and development of the Company’s manufacturing facility, and to activities associated with the maintenance of a public listing, such as communication shareholders, legal and accounting fees, and corporate development and promotion. Some of these expenses, as well as cash disbursements of $1,310,014 in leasehold improvements (including capitalized interest), and $100,866 for the acquisition of equipment are one time expenses resulting from start up costs of equipping the Company’s Shanghai manufacturing facility. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.

Discontinued Operations

A loss of $6,613 was incurred in discontinued operations in the quarter ended December 31, 2005, as a result of operating expenses related to home security services. Amounts related to discontinued operations included in the comparative financial statements presented herein have been reclassified to conform to the current period presentation.

Net Loss

Our net loss was $541,616 for the fiscal quarter ended December 31, 2006. The net loss reflects our expenses relating to our acquisitions and financings, the cost of additional employees to pursue our strategy, and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from the sales of our SolarE panels.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $2,477,945 and working capital of $1,491,612. Since inception, we funded our operations from private sales of equity and short term borrowings. We believe our current strategies will provide sufficient working capital to fund our operations for at least the next 12 months assuming a steady ramp-up in production. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the quarter ended December 31, 2006, we used $633,536 of cash in operations. Net cash used by operating activities reflected $4,848 in prepaid expenses, $2,685 in depreciation, $49,352 in stock based compensation, $43,894 in due from a related party, purchase of inventory of $388,501 and an increase in accounts payable of $293,709. Investment activities used $1,202,819 of cash during the period, which was primarily related to the leasehold improvements of our manufacturing plant associated with developing the Company’s leased facilities in Shanghai, China and a reduction of $21,195 in deposit for equipment.

Financing activities provided $1,500,000 of cash during the period from private placement subscription proceeds.

Our current cash requirements are significant due to the building of silicon wafers inventory; leasehold improvements of our manufacturing plant in Shanghai, manufacturing equipment purchases; start up and other operational expenses. During the second and third quarter of our fiscal year 2007, we expect to need significant cash as we begin to build a second production line, scheduled for completion during the first quarter of fiscal 2008. Accordingly, we expect to continue to use cash to fund operations for at least fiscal 2007 as we expand our manufacturing capacity and our product shipments. We expect to continue to use cash to build up our inventory of silicon wafers to hedge the current shortage in the industry.

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

Recent Financings

Common stock issued for cash

In November 2006, we sold 2,500,000 units at $0.60 per unit, for net proceeds of $1,500,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring November 28, 2007.

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

Inventory

Inventory consists of silicon and photovoltaic cells and other component material are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.

Stock-based Compensation

The Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Accordingly, the Company accounts for options granted to its directors and employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and its related interpretations, and according FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires to recognize, as an expense, the fair value of share options and other share-based compensation to employees.

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

Projected Expenditures Over The Next 12 Months

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this annual report:

(a)	Personnel costs in Shanghai, China and the United States:	$2,151,385
(b)	Production development / factory leasing costs:	371,000
(c)	Administration, sales and marketing office:	1,150,000
(d)	General and administrative expenses:	1,050,000
(e)	PV production and manufacturing equipment:	12,500,000
(f)	Silicon material purchase	47,000,000
(g)	Professional fees and expenses, regulatory expenses:	105,000
(h)	Shareholder communications:	208,000
(i)	Travel, Miscellaneous, Unallocated	64,100

Total:		$64,599,845

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

ITEM 3.      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Solar Enertech Corp. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its interim review of the financial statements of Solar Enertech Corp. for the three months ended December 31, 2006, Malone & Bailey, PC identified deficiencies in our internal controls related to the accounting for plant construction in process, debt and related party transactions. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the review process and have been appropriately recorded and disclosed in this Form 10-QSB. We are in the process of improving our internal controls by providing training and support to our accounting staff, referring to the expertise of a consultant in the treatment of new transactions, assisting in the development and implementation of accounting policies and procedures, and by implementing an internal review process. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b) Changes in Internal Control Over Financial Reporting.

Our management, with the participation of the Chief Executive Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

During the year ended September 30, 2006 and the quarter ended December 31, 2006, we issued the following securities without registration under the Securities Act, in addition to those unregistered issuances not previously disclosed on Form 10-QSB or Form 8-K.

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

In November 2006, Solar Enertech sold 2,500,000 units at $0.60 per unit, for net proceeds of $1,500,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring November 28, 2007.

As a result of the issuance of the 2,500,000 warrants in November 2006, the Company presently has 6,107,000 warrants outstanding which are convertible into 6,107,000 shares of common stock if all outstanding warrants were exercised.

The securities sold in the fiscal year ended September 30, 2006 and during the fiscal quarter ended December 31, 2006 were all issued to non-US resident persons as that term is defined in Regulation S under exemptions from registration available under Regulation S. Persons purchasing securities under Regulation S are prohibited from resale of the securities to any US person unless the securities are registered or another exemption from registration, such as Rule 144, is available to them. Under Rule 144, generally, non-affiliates purchasing securities of a company are prohibited from resale of those securities to a US person for a period of at least one year. Additional restrictions on the volume of any sales may apply depending on the circumstances and total shareholdings of individual shareholders.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February, 2007

SOLAR ENERTECH CORP.

Date: February 14, 2007
	By:	/s/ Leo Shi Young
Leo Shi Young
President/CEO

Date: February 14, 2007
	By:	/s/ Fang Xie
Fang Xie
Treasurer and Secretary

Date: February 14, 2007	By:	/s/ Shijian Yin
Shijian Yin
General Manager/COO