Form 10KSB/A
period 2006-09-30
SOLAR ENERTECH CORP
filed 2007-04-20
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [   ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

Net revenues for its most recent fiscal year: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of April 13, 2007: $78,838,192

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

          Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Number of common voting shares outstanding as of April 16, 2007: 78,807,012

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

Transitional Small Business Disclosure Format (Check one): ______ Yes ______ No

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to the Annual Report on Form 10-KSB of Solar Enertech Corporation (formerly Safer Residence Corporation) for the fiscal year ended September 30, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on December 28, 2006. We have identified certain accounting errors related to option agreements with employees and other share based compensation. We also determined that we had not properly accounted for certain transactions with and by related parties. Accordingly, share based compensation charges are revised herein.

We have added further disclosures to footnotes 2, 6 and 10 to disclose a share based compensation charge of $52,637 in connection with two option agreements dated March 1, 2006 with a former officer and director of the Company, and two officers and directors of the Company, and a further stock compensation charge of $7,820,000 in connection with the transfer of shares of common stock between the Company’s Chief Executive Officer and certain employees of the Company.

The effect of the changes related to accounting for the issues described above on our statement of operations from inception through September 30, 2006 was an increase in our net loss attributable to common shareholders of $7,872,637. Basic loss attributable to common shareholders per share from inception through September 30, 2006 was an increase of $0.11. There was no net effect on our balance sheet as of September 30, 2006.

In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed on December 28, 2006. This Amended Report on Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the Form 10-KSB previously filed or discuss any other developments after the respective date of that filing except to reflect the effects of the restatements described above, except as otherwise specifically identified herein. Please refer to the Company's Form 10-QSB and Form 10-QSB/A for the fiscal quarter ended December 31, 2006 filed with the SEC since December 28, 2006.

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

For the fiscal year ended September 30, 2006, we had no revenues and we incurred losses of $8,511,556, of which $14,122 was a loss from discontinued operations. Our operating expenses included significant legal and accounting expenses, as well rent and investor relations expenses. We expect to continue to use cash in our operating activities as we expand our manufacturing capacity and our product shipments.

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

Fiscal Year Ended September 30, 2006

The following table sets forth our consolidated statements of operations for the year ended September 30, 2006.

Expenses
Corporate development and promotion	$66,946
Investor relations	72,266
Professional fees	120,332
Rent	147,033
Salaries and benefits	7,954,130
Other, general and administrative	145,220
Net operating loss	8,505,927

Other income
Interest income	8,493
Loss from continuing operations	$8,497,434

Loss from discontinued operations	14,122
Net loss	$8,511,556

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

Expenses and general and administrative expenses

During the fiscal year ended September 30, 2006, the Company incurred total expenses from continuing operations of $8,505,927. Stock based compensation charges accounted for $7,872,637, while the remaining expenses related mainly to start up costs associated with the construction and development of the Company’s manufacturing facility, and to activities associated with the change in business, such as communication shareholders, legal and accounting fees, and corporate development and promotion. Some of these expenses, as well as cash disbursements of $742,720 in leasehold improvements (including capitalized interest), are one time expenses resulting from start up costs of equipping the Company’s Shanghai manufacturing facility. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.

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

Net Loss

We incurred a net loss of $8,511,556 for fiscal 2006. The net loss reflects our expenses relating to our acquisitions and financings, the cost of additional employees to pursue our strategy, a loss from discontinued operations for the home security services and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from our new strategy.

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

As discussed in Note 14 to the consolidated financial statements, errors resulting in understatements of stock-based compensation and additional paid in capital were discovered by management in April 2007. Accordingly, adjustments have been made as of September 30, 2006, to correct the error.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 21, 2006
Except for Note 14 which is dated April 16, 2007

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has accumulated a deficit of $50,407 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its business activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“Morgan & Company”

November 23, 2005	Chartered Accountants

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Balance Sheets

	September 30, 2006	September 30, 2005

ASSETS	(Restated)

Current
Cash and cash equivalents	$2,798,957	$48,401
Prepaid expenses and advances	40,577	-
Total current assets	2,839,534	48,401

Equipment, net	18,751	7,592
Plant being developed for our own use	790,036	-
Deposits	572,416	-

Total assets	$4,220,737	$55,993

LIABILITIES and STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$64,766	$3,400
Accounts payable and accrued liabilities, related parties	58,168	-
Demand note payable to a related party	450,000	-
Demand notes payable	600,000	-
Total current liabilities	1,172,934	3,400

STOCKHOLDERS' EQUITY
Capital stock
Common - 200,000,000 shares authorized at $0.001 par value
76,307,012 and 136,400,000 shares issued and outstanding
at September 30, 2006 and 2005, respectively	76,307	136,400
Additional paid in capital	11,537,454	(33,400)
Other comprehensive loss	(3,995)	-
Deficit accumulated during development stage	(8,561,963)	(50,407)
Total stockholders' equity	3,047,803	52,593

Total liabilities and stockholders' equity	$4,220,737	$55,993

The accompanying notes are an integral part of these consolidated financial statements.
14

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended
	September 30,	September 30,	Cumulative from July
			7, 2004 (Inception) to
	2006	2005	September 30, 2006
	(Restated)		(Restated)
Expenses
Corporate development and promotion	66,946	-	66,946
Depreciation	2,334	-	2,334
Investor relations	72,266	-	72,266
Management and consulting fees	6,258	-	6,258
Management fees, related parties	37,271	-	37,271
Other expenses	12,703	-	12,703
Office and administrative	21,097	-	21,097
Professional fees	120,332	-	120,332
Registration and filing fees	30,807	-	30,807
Rent	147,033	-	147,033
Salaries and benefits	7,954,130	-	7,954,130
Travel	34,750	-	34,750
Total expenses	8,505,927	-	8,505,927
Loss from continuing operations	(8,505,927)	-	(8,505,927)

Loss from discontinued operations	(14,122)	(47,706)	(64,529)

Other income (expense)
Interest income	8,493	-	8,493
Net loss	$(8,511,556)	$(47,706)	$(8,561,963)

Net loss per share - basic and diluted

Continuing operations	$(0.12)	$-
Discontinued operations	$(0.00)	$(0.00)
Net loss	$(0.12)	$0.00

Weighted Average Shares Outstanding	73,666,329	104,768,219

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Statement of Stockholders' Equity (Restated)
For the period from July 7, 2004 [Inception] to September 30, 2006

			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit during	Stockholders'
	Number	Amount	Capital	Income	Development Stage	Equity

Balance, at inception	-	$-	$-	$-	$-	$-
Stock issued for cash	101,200,000	101,200	(78,200)			23,000
Net loss from inception (July 7, 2007) to September 30, 2004					(2,701)	(2,701)
Balance, September 30, 2004	101,200,000	101,200	(78,200)	-	(2,701)	20,299
Stock issued for cash	35,200,000	35,200	44,800			80,000
Net loss for the year ended September 30, 2005					(47,706)	(47,706)
Balance, September 30, 2005	136,400,000	136,400	(33,400)	-	(50,407)	52,593

Stock returned to treasury (no cost) in connection with change in control	(63,699,988)	(63,700)	63,700			-
Stock based compensation			7,872,637			7,872,637
Stock issued for cash	3,607,000	3,607	3,603,393			3,607,000
Imputed interest on related party note			31,124			31,124
Currency translation adjustment				(3,995)		(3,995)
Net loss for the year ended September 30, 2006					(8,511,556)	(8,511,556)
Balance, September 30, 2006	76,307,012	$76,307	$11,537,454 $	(3,995)	$(8,561,963)	$3,047,803

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	Cumulative from July
	September 30,	September 30,	7, 2004 (Inception) to
	2006	2005	September 30, 2006
	(Restated)		(Restated)
Cash Flows from Operating Activities
Net loss	$(8,511,556)	$(47,706)	$(8,561,963)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,534	400	3,934
Stock based compensation	7,872,637	-	7,872,637
Changes in:
Prepaids expenses	(40,577)	-	(40,577)
Accounts payable and accrued expenses	61,369	1,900	64,769
Accounts payable and accrued expenses, related parties	41,973	-	41,973
Cash Flows Used in Operating Activities	(572,620)	(45,406)	(619,227)

Cash flows from Investing Activities
Acquisition of equipment	(14,693)	(7,992)	(22,685)
Deposits	(572,416)	-	(572,416)
Leasehold imrpovements - plant	(742,720)	-	(742,720)
Cash Flows Used in Investing Activities	(1,329,829)	(7,992)	(1,337,821)

Cash flows from Financing Activities
Proceeds from note payables	600,000	-	600,000
Proceeds from advances from a related party	450,000	-	450,000
Proceeds from issue of common stock	3,607,000	80,000	3,710,000
Cash Flows Provided by Financing Activities	4,657,000	80,000	4,760,000

Effect of Exchange Rates on Cash	(3,995)	-	(3,995)

Net Increase in Cash	2,750,556	26,602	2,798,957

Cash, Beginning of Period	48,401	21,799	-

Cash, End of Period	$2,798,957	$48,401	$2,798,957

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Capitalized interest related to leasehold improvements - plant	$47,316	$-	$47,316

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

Solar Enertech is in the development stage and has not yet realized any revenues from its intended operations. As of September 30, 2006, it has incurred cumulative net losses of $8,561,963 and has working capital of approximately $1,666,600.

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

NOTE 4 – DEPOSITS

At September 30, 2006, there were $572,416 in deposits for machinery and plant equipment.

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

Effective March 15, 2006, the Company entered into a verbal agreement for management services with a director, requiring the payment of $2,529 per month. Upon Solar Enertech reaching the break-even point, the monthly fees will be increased to $5,058. The agreement has no fixed term.

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

NOTE 10 – CAPITAL STOCK

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease obligations

Solar Enertech has an operating lease for a plant, with a term of three years from February 20, 2006 to February 19, 2009 at a monthly payment of $16,913. It is renewable every 3 years with an adjustment in rental fee not to exceed 5% of the total rent of the previous year (3-year period).

Solar Enertech also has an operating lease for office space with a term of two years from May 16, 2006 to May 15, 2008 at a monthly payment of $5,195. Effective October 1, 2006, the space was increased and the monthly payment increased to $6,573 for the remainder of the term. The lease can be renewed with an advance notice of three months with possibility of rent adjustment. No termination is allowed in the agreement.

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

Solar Enertech operates in the United States and in China. Substantially all of Solar Enertech's assets are located in China.

	September 30,	September 30,
	2006	2005
	(Restated)
Interest income
China	$8,493	$-

Expenses
China	308,826	-
United States	8,197,101	-
Loss from continuing operations	8,497,434	-

Loss from discontinued operations
United States	14,122	47,706

Net loss	$8,511,556	$47,706

Long-lived assets:
China	$803,592	$-
United States	5,195	7,592
Total long-lived assets	$808,787	$7,592

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

NOTE 14 - RESTATEMENTS

Solar Enertech recently determined that it did not account for two option agreements, and it did not account for the transfers of shares from an officer who is also a major shareholder to certain of the Company's employees. Accordingly, Solar Enertech has amended its consolidated financial statements to include stock-based compensation charges.

Under an agreement dated March 1, 2006, the current President and CEO of the Company has the option to purchase a total of 36,000,000 shares of common stock directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 3 years, with the first installment vesting on March 1, 2006, and the remaining options vesting on March 1, 2007 and March 1, 2008, respectively.

Additionally, under another agreement dated March 1, 2006, a current director has the right and option to purchase a total of 1,500,000 shares of common stock of the Company directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vested immediately.

In July 2006, the President and CEO exercised a portion of his option and acquired 10,750,000 shares of common stock from the former officer and subsequently transferred 5,750,00 shares to several employees and one director. The fair value of the shares transferred was $7,820,000, using the market price at time of transfer.

Solar Enertech has corrected these errors and recorded stock-based compensations charges as follows:

  The fair value of the options granted under the option agreements was estimated at $82,253 using the Black-Scholes stock price valuation model with the following assumptions: i) Expected share price volatility of 80.21%; ii) Risk free interest rate of 4.65%; iii) Expected weighted average life – 4 years; and iv) No dividend yield. For the year ended September 30, 2006, Solar Enertech recorded compensation expense of $52,637 in relation to the grant these options;
  The fair value of the shares transferred to employees was $7,820,000, using the market price at time of transfer.

Summary information regarding options is as follows:

						Options Outstanding		Options Exerciseable
						Weighted
					Number	Average	Weighted		Weighted
					Outstanding as	Remaining	Average	Number Vested	Average
	# of Options		Exercise		at September	Contractual	Exercise	as at September	Exercise
	Granted	Expiry	Price	Exercised	30, 2006	Life (year)	Price	30, 2006	Price

Granted to Leo Young, March 1, 2006	36,000,000	10-Feb-10	$ 0.0001	10,750,000	25,250,000	3.18	$ 0.0001	13,250,000	$ 0.0001

Granted to Frank Fang Xie, March 1, 2006	1,500,000	10-Feb-10	$ 0.0001	-	1,500,000	0.19	$ 0.0000	1,500,000	$ 0.0000

	37,500,000			10,750,000	26,750,000	3.37 years	$ 0.0001	14,750,000	$ 0.0001

Our consolidated financial statements for the period from inception (July 7, 2004) through September 30, 2006 have been restated for the changes described above. The impact of the adjustments relating to these transactions on the consolidated balance sheet as of September 30, 2006 and the statements of operations for the year ended September 30, 2006 and the period from inception (July 7, 2004) through September 30, 2006 are summarized below:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet
Additional paid in capital	$3,664,817	$7,872,637	$11,537,454
Deficit accumulated during development stage	(689,326)	(7,872,637)	(8,561,963)

Statement of Operations
For the Year ended September 30, 2006
Stock based compensation	-	7,872,637	7,872,637
Net loss	(638,919)	(7,872,637)	(8,511,556)

Weighted Average Shares Outstanding	73,666,329	73,666,329	73,666,329
Net loss per share - Continuing operations	$(0.01)	$(0.11)	$(0.12)

Statement of Operations
From inception (July 7, 2004) through September 30, 2006
Stock based compensation	-	7,872,637	7,872,637
Net loss	(689,326)	(7,872,637)	(8,561,963)

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be disclosed in this Annual Report has been made known to him in a timely fashion, because of an error in internal identification and valuation of stock issued for employee services. We restated our consolidated financial statements for the year ended September 30, 2006 in order to correct the accounting in such financial statements with respect to recognize stock-based compensation in accordance with SFAS 123(R).

We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our President and acting Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our that our controls and procedures are adequate and effective.

PART III

ITEM 10. EXECUTIVE COMPENSATION.

Compensation of Officers

The following table sets forth certain information concerning compensation paid during fiscal years ended September 30, 2006 and 2005, to the persons who served as our Chief Executive Officer, and all of our other executive officers who earned over $100,000 in salary and bonus during fiscal 2006 and 2005 (collectively, the "Named Executives"):

	Annual Compensation			Long Term Compensation Awards
			Other Annual	Restricted Stock	All Other
Name	Year Ended	Salary / Fees	Compensation	Awards	Compensation

Leo Shi Young	2006	$ 21,000	49,347	-	-
	2005	n/a		n/a	n/a
Shi Jian Yin	2006	-	4,760,000	-	-
	2005	n/a		n/a	n/a
Frank Fang Xie	2006	16,271	3,290	-	-
	2005	n/a		n/a	n/a

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 16, 2007 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of five percent or more of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of April 16, 2007, there were 78,807,012 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of April 16, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Unless provided for otherwise, the address for each of the beneficial owners named below is the Company’s business address.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Mr. Leo Shi Young (1) 814 Lakeshore Drive Redwood City CA 94025	30,250,000 (1)	38.38% (1)
Mr. Frank Fang Xie (2) No. 63-603, Line 710 Din Xi Road Shanghai PR China 200052	1,500,000 (2)	1.90% (2)
Shi Jian Yin (3) 99 Pucheng Rd., #11-2801 Shanghai PR China 200120	3,500,000 (3)	4.44%
All officers and directors as a group	35,250,000	78,807,012

(1)

Mr. Young has the right and option to purchase a total of 36,000,000 shares at a total cost of $3,600 from Jean Blanchard, the former President of the Company. To date, he has exercised a portion of that that option and acquired 10,750,000 shares, and subsequently disposed of 5,750,00 shares to employees. Options representing the right to purchase an aggregate of 12,000,000 are not exercisable by Mr. Young until March 1, 2008. For the rterm of the option agreement, the shares are held in trust by the Company's corporate counsel.

(2)	Mr. Xie has the right and option to purchase a total of 1,500,000 shares at a total cost of $150 from Jean Blanchard, the former President of the Company. To date, he has not exercised that option.

(3)	Mr. Shi Jian Yin has acquired 3,500,000 shares at no cost from Mr. Leo Young, the President of the Company.

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1). Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of April 16, 2007, are deemed outstanding for computing the percentage ownership of the stockholder holding the warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 78,807,012 shares of our common stock outstanding as of April 16, 2007 .

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Common Stock

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

Mr. Young has acquired, from the Company’s former President, Jean Blanchard, the right and option to acquire a total of 36,000,000 common shares of the Company, at $0.0001 per share. To date, Mr. Young has exercised a portion of that option and acquired 10,750,000 shares, and subsequently transferred 5,750,000 shares to certain employees of the Company.

Mr. Xie has also acquired, from the Company’s former President, Jean Blanchard, the right and option to acquire a total of 1,500,000 common shares of the Company (representing 2.06% of the issued and outstanding shares of the Company). To date, Mr. Xie has not exercised this option.

Mr. Shi Jian Yin has acquired, from the Company’s President, 3,500,000 common shares of the Company representing 4.44% of the issued and outstanding shares of the Company’s common stock.

The stock transactions for Mr. Young, Mr. Xie and Mr. Yin above were exempted from registration under the Securities Act of 1933 by virtue of the fact that they are non-public transactions involving directors or officers of the Company.

ITEM 13. EXHIBITS.

3.1	Articles of Incorporation, Incorporated by reference to our SB2 Registration Statement Amendment 7 filed on May 5, 2005, SEC File Number 333-120926.

3.2	By-laws, Incorporated by reference to our SB2 Registration Statement Amendment 7 filed on May 5, 2005, SEC File Number 333-120926.

3.4	Article of Merger filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.

4.1	Summary of Lease Agreement between the Company and Shanghai Jin Qiao Technology Park Ltd., incorporated by reference from Exhibit 4.1 to the Form 8-K filed May 12, 2006.

7.1	Letter from principal accountants, Malone & Bailey, dated April 19, 2007.

10.1	Management agreement with Leo Young, incorporated by reference from Exhibit 10.1 to our Form 8-K filed March 10, 2006.

10.2	Agency Agreement between the Company and its Shanghai Agent dated July 18, 2006., incorporated by reference from Exhibit 10.1 to our Form 8-K/A filed December 18, 2006.

16.1	Letter from former principal accountants, Morgan & Company, incorporated by reference from Exhibit 16.1 to our Form 8-K filed December 9, 2006.

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of April, 2007.

SOLAR ENERTECH CORP.

Date: April 20, 2007
	By:	/s/ Leo Shi Young
Leo Shi Young
President/CEO

Date: April 20, 2007
	By:	/s/ Fang Xie
Fang Xie
Treasurer and Secretary

Date: April 20, 2007	By:	/s/ Shijian Yin
Shijian Yin
General Manager/COO