Form 10QSB/A
period 2006-12-31
SOLAR ENERTECH CORP
filed 2007-04-20
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Number of shares outstanding of Registrant's class of common stock as of April 16, 2007: 78,807,012

Authorized share capital of the registrant: 200,000,000 common shares, par value of $0.001

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as an amendment to the Quarterly Report on Form 10-QSB of Solar Enertech Corporation for the fiscal quarter ended December 31, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on February 27, 2007. We have identified certain accounting errors related to option agreements with employees and other share based compensation. We also determined that we had not properly accounted for certain transactions with related parties. Accordingly, share based compensation charges relating to the fiscal year ended September 30, 2006 were revised in our Form 10-KSB/A. These revisions have been carried forward in the balance sheet, and we herein and further revised stock based compensation expenses for the fiscal quarter ended December 31, 2006.

We have amended disclosures to footnote 4 to correct a stock-based compensation charge in connection with an option agreement dated March 1, 2006 with a former officer and director of the Company, and the Company’s president and CEO from $49,352 as previously reported to $9,870.

The effect of the changes related to accounting for the issues described above on our statement of operations from inception through December 31, 2006 was an increase in our net loss attributable to common shareholders of $7,833,155. There was no net effect on our balance sheet as of December 31, 2006.

In all other material respects, this Amended Annual Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed on February 27, 2007. This Amended Report on Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the Form 10-QSB previously filed or discuss any other developments after the respective date of that filing except to reflect the effects of the restatements described above, except as otherwise specifically identified herein. Please refer to the Company's Form 10-KSB and Form 10-KSB/A for the fiscal year ended September 30, 2006 filed with the SEC since December 28, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solar Enertech Corp.
A Development Stage Company
Consolidated Balance Sheets
(Unaudited)

	December 31, 2006	September 30, 2006
	(Restated)
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

STOCKHOLDERS' EQUITY:
Capital stock
Common - 200,000,000 shares authorized at $0.001 par value
78,807,012 and 76,307,012 shares issued and outstanding
at December 31, 2006 and September 30, 2006, respectively	78,807	76,307
Additional paid in capital	13,055,708	11,537,454
Other comprehensive loss	30,880	(3,995)
Deficit accumulated during development stage	(9,064,097)	(8,561,963)
Total stockholders' equity	4,101,298	3,047,803

Total liabilities and stockholders' equity	$5,556,268	$4,220,737

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Operations
(Unaudited)
For the Periods Ended

			Cumulative from July 7, 2004
			(Inception) to December 31,
	December 31, 2006	December 31, 2005	2006
	(Restated)		(Restated)
Expenses
Selling, general and administrative	$406,763	-	8,912,690
Research and development	101,798		101,798
Total expenses	508,561	-	9,014,488

Loss from continuing operations	(508,561)	-	(9,014,488)

Loss from discontinued operations	-	(6,613)	(64,529)

Other income (expense)
Interest income	6,427	-	14,920
Net loss	$(502,134)	$(6,613)	$(9,064,097)

Net loss per share - basic and diluted

Continuing operations	$(0.01)	$-
Discontinued operations	-	(0.00)
Net loss	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	77,176,577	136,400,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Cash Flows
(Unaudited)
For the Periods Ended

			Cumulative from July 7,
			2004 (Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006
	(Restated)		(Restated)
Cash Flows from Operating Activities
Net loss	$(502,134)	$(47,706)	$(9,064,097)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	2,685	-	6,619
Stock based compensation	9,870	-	7,882,507
Changes in:
Prepaid expenses	4,848	-	(35,729)
Due from related party	(43,894)	-	(43,894)
Inventory	(388,501)	-	(388,501)
Accounts payable and accrued expenses	341,023	1,900	405,792
Accounts payable and accrued expenses, related parties	(57,433)	-	(15,460)
Cash used in operating activities	(633,536)	(45,806)	(1,252,763)

Cash flows from Investing Activities:
Acquisition of equipment	(100,298)	(7,992)	(122,983)
Deposits	218,433	-	(353,983)
Leasehold improvements - plant	(1,320,954)	-	(2,063,674)
Cash used in investing activities	(1,202,819)	(7,992)	(2,540,640)

Cash flows from Financing Activities:
Proceeds from note payables	-	-	600,000
Proceeds from advances from a related party	-	-	450,000
Proceeds from issue of common stock	1,500,000	80,000	5,210,000
Cash provided by financing activities	1,500,000	80,000	6,260,000

Effect of exchange rates on cash	15,343	-	11,348

Net Increase in Cash	(321,012)	26,202	2,477,945

Cash, Beginning of Period	2,798,957	21,799	-

Cash, End of Period	$2,477,945	$48,001	$2,477,945

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

Non-cash investing and financing activities:
Capitalized interest related to leasehold improvements - plant	$11,982	$-	$43,106

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

NOTE 2 – INVENTORY

Inventories consist of silicon and photovoltaic cells and other component material are valued at lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.

At December 31, 2006, inventory consists of:

Raw materials	$294,723
Low value consumption goods	470
Work in progress	93,308
$388,501

Inventory is shown net of a zero reserve for slow moving and obsolete inventory at December 31, 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due from related party

During the quarter ended December 31, 2006, a company controlled by a director and officer received reimbursement for pre-operating expenditures incurred on behalf of Solar Enertech. The payment made to this related party exceeded the expenses incurred by $43,894, and is included in due from a related party on the balance sheet. It is anticipated that subsequent to quarter end, these funds will be transferred back to Solar Enertech.

NOTE 4 – EQUITY TRANSACTIONS

Common stock issued for cash

In November 2006, Solar Enertech sold 2,500,000 units at $0.60 per unit, for net proceeds of $1,500,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring November 28, 2007.

Warrants

In November 2006, Solar Enertech repriced all of the warrants that were outstanding at September 30, 2006, from $1.60 to $1.00 per warrant for the remainder of the warrants’ terms. Consequently, the relative fair value attributed to the warrants changed from $1,106,000 to $1,481,000 using the same assumptions used at the date of grant.

The allocation of proceeds from the sale in November 2006 of 2,500,000 capital stock units to the share purchase warrants was estimated at $750,900 using the same assumptions described above.

Options

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

For the quarter ended December 31, 2006, the Company had recorded compensation expense of $9,870 in relation to these options. Please refer to note 6 for the restatement.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Capital investments

Pursuant to a joint research and development laboratory agreement with Shanghai University, effective December 15, 2006 and expiring on December 15, 2016, Solar Enertech is committed to fund the establishment of laboratories and completion of research and development activities, as follows:

Minimum
Fiscal Year	Capital
Ending	Investments

2007	941,632
2008	788,935
2009	814,384
2010	928,907
2011	241,770
$3,715,628

NOTE 6 – RESTATEMENT

Solar Enertech recently determined that it did not account for two option agreements, as well as it did not account for the transfers of shares from an officer to employees. Accordingly, Solar Enertech has amended its consolidated financial statements to include stock-based compensation charges.

Under an agreement dated March 1, 2006, the President and CEO has the option to purchase a total of 36,000,000 shares of common stock at $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 3 years, with the first installment vesting immediately, and the remaining options vesting upon 12 and 24 months after the date of the agreement.

Additionally, under another agreement dated March 1, 2006, a former officer and director, has the right and option to purchase a total of 1,500,000 shares of common stock at $0.0001 per share, until February 10, 2010. The options granted under the agreement vested immediately.

In July 2006, the President and CEO exercised his option and acquired 10,750,000 shares of common stock from the former officer and subsequently transferred 5,750,00 shares to several employees and one director. The fair value of the shares transferred was estimated at $7,820,000, being market price at time of transfer.

Solar Enertech has corrected these errors and recorded stock-based compensations charges as follows:

  The fair value of the options granted under the option agreements was estimated at $82,253 using the Black-Scholes stock price valuation model with the following assumptions: i) Expected share price volatility of 80.21%; ii) Risk free interest rate of 4.65%; iii) Expected weighted average life – 4 years; and iv) No dividend yield. For the year ended September 30, 2006, Solar Enertech recorded compensation expense of $52,637 in relation to the grant these options, and $9,870 for the quarter ended December 31, 2006;
  The fair value of the shares transferred to employees was estimated at $7,820,000, being market price at time of transfer. These charges were recorded during the year ended September 30, 2006.

Summary information regarding options is as follows:

						Options Outstanding		Options Exerciseable
						Weighted
					Number	Average	Weighted		Weighted
					Outstanding as	Remaining	Average	Number Vested	Average
	# of Options		Exercise		at December 31,	Contractual	Exercise	as at December	Exercise
	Granted	Expiry	Price	Exercised	2006	Life (year)	Price	31, 2006	Price

Granted to Leo Young, March 1, 2006	36,000,000	10-Feb-10	$ 0.0001	10,750,000	25,250,000	2.94	$ 0.0001	13,250,000	$ 0.0001

Granted to Frank Fang Xie, March 1, 2006	1,500,000	10-Feb-10	$ 0.0001	-	1,500,000	0.17	$ 0.0000	1,500,000	$ 0.0000

	37,500,000			10,750,000	26,750,000	3.11 years	$ 0.0001	14,750,000	$ 0.0001

Our consolidated financial statements for the period from inception (July 7, 2004) through December 31, 2006 have been restated for the changes described above. The impact of the adjustments relating to these transactions on the consolidated balance sheet as of December 31, 2006 and the statements of operations for the quarter ended December 31, 2006 and the period from inception (July 7, 2004) through December 31, 2006 are summarized below:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet
Additional paid in capital	$5,222,553	$7,833,155	$13,055,708
Deficit accumulated during development stage	(1,230,942)	(7,833,155)	(9,064,097)

Statement of Operations
For the quarter ended December 31, 2006
Selling, general and administrative	446,245	(39,482)	406,763
Net loss	(541,616)	39,482	(502,134)

Weighted Average Shares Outstanding	77,176,577	77,176,577	77,176,577
Net loss per share - Continuing operations	(0.01)	0.00	(0.01)

Statement of Operations
From inception (July 7, 2004) through December 31, 2006
Stock based compensation	49,352	7,833,155	7,882,507
Net loss	(1,230,942)	(7,833,155)	(9,064,097)

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

RESULTS OF OPERATIONS

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed on Form 10-KSB on December 28, 2006 and our restated consolidated financial statements and notes filed on Form 10-KSB/A on April 18, 2007.

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

Three-month period ended December 31, 2006

The following table sets forth our consolidated statements of operations for the quarter ended December 31, 2006.

Revenues
Interest income	6,427

Expenses
Corporate development and promotion	31,578
Investor relations	36,375
Professional fees	101,607
Rent	55,300
Salaries and benefits	66,184
Other, general and administrative	217,517
Loss from continuing operations	508,561

Loss from discontinued operations	-

Net loss	502,134

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

Expenses and general and administrative expenses

During the fiscal quarter ended December 31, 2006, the Company incurred total expenses of $508,561. These expenses were related mainly to start up costs associated with the construction and development of the Company’s manufacturing facility, and to activities associated with the maintenance of a public listing, such as communication shareholders, legal and accounting fees, and corporate development and promotion. Some of these expenses, as well as cash disbursements of $1,310,014 in leasehold improvements (net of capitalized interest), and $100,298 for the acquisition of equipment are one time expenses resulting from start up costs of equipping the Company’s Shanghai manufacturing facility. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.

Discontinued Operations

A loss of $6,613 was incurred in discontinued operations in the quarter ended December 31, 2005, as a result of operating expenses related to home security services. Amounts related to discontinued operations included in the comparative financial statements presented herein have been reclassified to conform to the current period presentation.

Net Loss

Our net loss was $502,134 for the fiscal quarter ended December 31, 2006. The net loss reflects our expenses relating to our acquisitions and financings, the cost of additional employees to pursue our strategy, and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from the sales of our SolarE panels.

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

For the quarter ended December 31, 2006, we used $633,536 of cash in operations. Net cash used by operating activities reflected $4,848 in prepaid expenses, $2,685 in depreciation, $9,870 in stock based compensation, $43,894 in due from a related party, purchase of inventory of $388,501 and an increase in accounts payable and accrued liabilities of $283,590. Investment activities used $1,202,819 of cash during the period, which was primarily related to the leasehold improvements of our manufacturing plant associated with developing the Company’s leased facilities in Shanghai, China and a reduction of $218,433 in deposit for equipment.

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

Furthermore, we carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be disclosed in this Annual Report has been made known to him in a timely fashion, because of an error in internal identification and valuation of stock issued for employee services. We restated our consolidated financial statements for the year ended September 30, 2006 in order to correct the accounting in such financial statements with respect to recognize stock-based compensation in accordance with SFAS 123(R).

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