Form 10QSB
period 2007-03-31
SOLAR ENERTECH CORP
filed 2007-05-18
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Number of shares outstanding of registrant's class of common stock as of May 16, 2007: 78,807,012

Transitional Small Business Disclosure Format (Check one): [ ] Yes [x] No

FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements, in particular in our Plan of Operation that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOLAR ENERTECH CORP.
(A Development Stage Company)

Interim Consolidated Financial Statements (Unaudited)
March 31, 2007

Solar Enertech Corp.
A Development Stage Company
Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	September 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$14,398,617	$2,798,957
Prepaid expenses and advances	2,270,834	40,577
Inventory	1,228,396	-
Current portion of deferred financing costs	605,937	-
Total current assets	18,503,784	2,839,534

Fixed assets, net of accumulated depreciation	215,166	18,751
Plant being developed for own use	2,953,695	790,036
Deferred financing costs	2,771,864	-
Deposits	512,935	572,416

Total assets	$24,957,444	$4,220,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$379,715	$64,766
Accounts payable and accrued liabilities, related parties	11,760	58,168
Demand note payable to a related party	450,000	450,000
Demand notes payable	700,000	600,000
Deferred revenues	778,233	-
Total current liabilities	2,319,708	1,172,934

Convertible notes, net of discount	282,558	-

Total liabilities	2,602,266	1,172,934

STOCKHOLDERS' EQUITY:
Capital stock
Common - 200,000,000 shares authorized at $0.001 par value
78,807,012 and 76,307,012 shares issued and outstanding
at December 31, 2006 and September 30, 2006, respectively	78,807	76,307
Additional paid in capital	32,011,003	11,537,454
Other comprehensive loss	6,258	(3,995)
Deficit accumulated during development stage	(9,740,890)	(8,561,963)
Total stockholders' equity	22,355,178	3,047,803

Total liabilities and stockholders' equity	$24,957,444	$4,220,737

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Operations
(Unaudited)
For the Periods Ended

	Three months ended March 31,		Six months ended March 31,		Cumulative from July 7,
					2004 (Inception) to
	2007	2006	2007	2006	March 31, 2007

Revenues
Sales	$3,208	$-	$3,208	$-	$3,208
Cost of goods sold	(5,958)	-	(5,958)	-	(5,958)
Gross loss	(2,750)	-	(2,750)	-	(2,750)

Expenses
Selling, general and administrative	321,096	$-	727,859	-	9,233,786
Research and development	3,986	-	105,784	-	105,784
Total expenses	325,082	-	833,643	-	9,339,570

Loss from continuing operations	(327,832)	-	(836,393)	-	(9,342,320)

Loss from discontinued operations	-	(14,428)	-	(21,041)	(64,529)

Other (expenses) income
Interest income	6,393	-	12,820	-	21,313
Interest expenses	(355,354)		(355,354)		(355,354)
Net loss	$(676,793)	$(14,428)	$(1,178,927)	$(21,041)	(9,740,890)

Net loss per share - basic and diluted

Continuing operations	$(0.01)	(0.00)	$(0.02)	(0.00)
Discontinued operations	$-	$-	$-	$-

Weighted Average Shares Outstanding	78,807,012	111,627,782	77,982,836	124,150,002

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statement of Shareholders' Equity (Unaudited)
For the period from July 7, 2004 [Inception] to March 31, 2007

			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit during	Stockholders'
	Number	Amount	Capital	Income	Development Stage	Equity

Balances, at inception	-	$-	$-	$-	$-	$-
Stock issued for cash	101,200,000	101,200	(78,200)			23,000
Net loss from inception (July 7, 2004) to September 30, 2004					(2,701)	(2,701)

Balances, September 30, 2004	101,200,000	101,200	(78,200)	-	(2,701)	20,299
Stock issued for cash	35,200,000	35,200	44,800			80,000
Net loss for the year ended September 30, 2005					(47,706)	(47,706)

Balances, September 30, 2005	136,400,000	136,400	(33,400)	-	(50,407)	52,593
Stock returned to treasury (no cost) in connection with
change of control	(63,699,988)	(63,700)	63,700			-
Stock issued for cash	3,607,000	3,607	3,603,393			3,607,000
Stock based compensation			7,872,637			7,872,637
Imputed interest on related party note			31,124			31,124
Currency translation adjustment				(3,995)		(3,995)
Net loss for the year ended September 30, 2006					(8,511,556)	(8,511,556)

Balances, September 30, 2006	76,307,012	76,307	11,537,454	(3,995)	(8,561,963)	3,047,803
Stock issued for cash, net of offering costs	2,500,000	2,500	1,076,830			1,079,330
Imputed interest on related party note			22,438			22,438
Stock based compensation			27,416			27,416
Convertible debentures			17,300,000			17,300,000
Deferred financing costs			2,046,865			2,046,865
Currency translation adjustment				10,253		10,253
Net loss for the period ended March 31, 2007					(1,178,927)	(1,178,927)

Balances, March 31, 2007	78,807,012	$78,807	$32,011,003	$6,258	$(9,740,890)	$22,355,178

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Cash Flows
(Unaudited)
For the Periods Ended

			Cumulative from July
	Six months ended March 31,		7, 2004 (Inception) to
	2007	2006	March 31, 2007

Cash Flows from Operating Activities
Net loss	$(1,178,927)	$(21,041)	$(9,740,877)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	8,832	1,198	12,766
Amortization of deferred financing costs	19,112	-	19,112
Stock based compensation	27,416	-	7,900,053
Interest and discount on convertible notes	282,558		282,558
Changes in:
Prepaid expenses	(2,229,363)	-	(2,270,834)
Due from related party	-	-	-
Inventory	(1,228,396)	-	(1,228,396)
Other assets	72,089		(512,935)
Deferred revenue	778,233	-	778,233
Accounts payable and accrued expenses	316,376	5,809	379,715
Accounts payable and accrued expenses, related parties	(45,127)	-	11,760
Cash used in operating activities	(3,177,197)	(14,034)	(4,368,845)

Cash flows from Investing Activities:
Acquisition of equipment	(204,834)	-	(228,901)
Leasehold improvements - plant	(2,123,819)	-	(2,915,036)
Cash used in investing activities	(2,328,653)	-	(3,143,937)

Cash flows from Financing Activities:
Proceeds from note payables	100,000	-	700,000
Proceeds from advances from a related party	-	-	450,000
Proceeds from convertible notes, net of offering costs	15,949,952		15,949,952
Proceeds from issue of common stock, net of offering costs	1,079,330	-	4,789,317
Cash provided by financing activities	17,129,282	-	21,889,269

Effect of exchange rates on cash	(23,772)	-	22,130

Net Increase in Cash	11,599,660	(14,034)	14,398,617

Cash, Beginning of Period	2,798,957	48,401	-

Cash, End of Period	$14,398,617	$34,367	$14,398,617

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

Non-cash investing and financing activities:
Capitalized financing costs - fair value of warrants	$1,937,364	$-	$1,937,364
Capitalized interest related to leasehold improvements - plant	$22,438	$-	$54,204
Discount on convertible notes	$17,300,000	$-	$17,300,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.
A Development Stage Company
Notes to Consolidated Financial Statements
March 31, 2007 (Unaudited)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Beneficial Conversion Feature

When Solar Enertech issues a debt or equity instrument which is convertible into common stock at a discount from the common stock market price at the date the debt or equity is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized under EITF 98-5 and EITF 00-27. The beneficial conversion feature is presented as a discount to the related debt or a dividend to the related equity, with an offsetting amount increasing additional paid-in capital.

Derivative Financial Instruments

Solar Enertech does not use derivative instruments to hedge exposures to cash flows, market, or foreign currency risks. Solar Enertech evaluates all of it financial instruments under SFAS 133 and EITF 00-19 to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

NOTE 3 – FINANCIAL INSTRUMENTS

Credit risk

Solar Enertech maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. Solar Enertech has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At March 31, 2007, Solar Enertech had approximately $14,000,000 in excess of insured limits.

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

NOTE 4 – INVENTORY

At March 31, 2007, inventory consists of:

Raw materials	$475,169
Goods in transport	365,574
Low value consumption goods	480
Work in progress	386,855
Finished products	318
$1,228,396

Inventory is shown net of zero reserves for slow moving and obsolete inventory at March 31, 2007.

NOTE 5 – NOTE PAYABLE

On January 24, 2007, Solar Enertech borrowed $100,000 from a third party under a demand note with interest at 10% per year. Accrued interest on this note of $1,808 is included in accrued liabilities on the consolidated balance sheet.

NOTE 6 – CONVERTIBLE NOTES

On March 7, 2007, Solar Enertech entered into a securities purchase agreement to issue up to $17,300,000 of secured convertible notes. Accordingly, during the quarter nded March 31, 2007, Solar Enertech sold units consisting of:

  $5,000,000 in principal amount of Series A Convertible Notes and warrants to purchase 7,246,377 shares of its common stock.,
  $3,300,000 in principal amount of Series B Convertible Notes and warrants to purchase 5,789,474 shares of its common stock, and
  $9,000,000 in principal amount of Series B Convertible Notes and warrants to purchase 15,789,474 shares of its common stock.

These notes bear interest at 6% per annum and are due in 2010. The principal amount of the Series A Convertible Notes may be converted at the rate of $0.69 per share for a total of 7,246,377 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest). The exercise price of the Series A Warrants is $1.21 per share. The principal amount of the Series B Convertible Notes may be converted at the rate of $0.57 per share for a total of 5,789,474 shares of common stock. The exercise price of the Series B Warrants is $0.90 per share.

In relation to these offerings, Solar Enertech paid $1,038,000 in commissions, an advisory fee of $173,000, other fees and expenses of $84,025.

Solar Enertech analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable.

Because the conversion prices of these notes are below the market trading price of Solar Enertech's common stock when the notes were issued, a Beneficial Conversion Feature was created. The convertible notes were fully discounted at time of issuance and the entire amount of $17,300,000 has been recorded to additional paid-in capital. This discount is being amortized to interest expense over the stated term of the notes. At March 31, 2007, Solar Enertech accreted $282,558 of the discount in relation to the notes, and has accrued $51,863 in interest payable in relation to the notes.

The proceeds from the notes have been discounted for the beneficial conversion feature. All discounts will be amortized over the life of the notes. As of March 31, 2007, the stock has not been issued. A summary of the notes is as follows:

Gross proceeds from notes	$17,300,000
Less: beneficial conversion feature	(17,300,000)
Add: amortization of discounts	282,558
Carrying amount of notes on March 31, 2007	$282,558

NOTE 7 – EQUITY TRANSACTIONS

Common stock issued for cash

In November 2006, Solar Enertech sold 2,500,000 units at $0.60 per unit, for net proceeds of $1,500,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring November 28, 2007. In March 2007, Solar Enertech paid $420,000 to its placement agent as the commission.

Warrants

Summary information regarding warrants is as follows:

						Weighted
					Weighted Average	Average
	# of Warrants		Exercise	Number Outstanding	Remaining	Exercise
	Issued	Expiry	Price	as at March 31, 2007	Contractual Life	Price
Issued, 05-May-06 to 29-Nov-06	6,107,000	30-Apr-07 to 29-Nov-07	$1.00	6,107,000
Issued, 07-Mar-07	7,246,377	7-Mar-12	$1.21	7,246,377
Issued, 07-Mar-07	507,247	7-Mar-12	$0.69	507,247
Issued, 20-Mar-07	21,578,949	20-Mar-12	$0.90	21,578,949
Issued, 20-Mar-07	1,510,528	20-Mar-12	$0.57	1,510,528
	36,950,101			36,950,101	4.21 years	$0.96

Options

Summary information regarding options is as follows:

						Options Outstanding		Options Exerciseable

						Weighted
					Number	Average	Weighted	Number	Weighted
					Outstanding	Remaining	Average	Vested as at	Average
	# of Options		Exercise		as at March	Contractual	Exercise	March 31,	Exercise
	Granted	Expiry	Price	Exercised	31, 2007	Life (year)	Price	2007	Price

Granted to Leo Young, March 1, 2006	36,000,000	10-Feb-10	$0.0001	10,750,000	25,250,000	2.71	$0.0001	14,250,000	$0.0001

Granted to Frank Fang Xie, March 1, 2006	1,500,000	10-Feb-10	$0.0001	-	1,500,000	0.16	$0.0000	1,500,000	$0.0000

	37,500,000			10,750,000	26,750,000	2.87 years	$0.0001	15,750,000	$0.0001

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Capital investments

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar Enertech is committed to fund the establishment of laboratories and completion of research and development activities, as follows:

Minimum
Fiscal Year	Capital
Ending	Investments

2007	$1,454,167
2008	999,888
2009	827,493
2010	943,860
2011	245,662

$4,471,070

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

GENERAL

Solar Enertech Corporation (formerly Safer Residence Corporation) (“Solar” or the “Company”) was incorporated under the laws of the state of Nevada on July 7, 2004, and was engaged in a variety of businesses until March 2006, when it began its current operations as a photovoltaic solar energy cell (“PV” Cell) manufacturer. Effective February 27, 2006, the Company forward split its issued common shares on the basis of forty-four new shares for one old share. The number of shares referred to in these consolidated financial statements has been restated wherever applicable, except where noted, to give retroactive effect on the forward stock split.

The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 1, Topic 4(c). The number of common shares outstanding pre-forward stock split was 1,652,273, and after giving effect to the forward split, the outstanding common shares totaled 72,700,012.

On March 1, 2006, the Company authorized the increase of its authorized capital stock from 75,000,000 common shares with a par value of $0.001 to 200,000,000 common shares with a par value of $0.001. The amendment to its articles of incorporation increasing its authorized capital stock has been filed with the Nevada Secretary of State.

On April 7, 2006, the Company changed its name to Solar Enertech Corp. to reflect its engaging in the business of the solar energy technology.

The Company’s goal is to maximize its value through manufacturing and distribution of PV Cells in China and California. The Company's current focus is in establishing a sophisticated 42,000-square-foot manufacturing and research facility in Shanghai's Jinqiao Modern Science and Technology Park. Solar plans to invest in PV cell research to develop higher efficiency cells and put the results of that research to use immediately in its manufacturing processes. The Company has also established a marketing, purchasing and distribution arm in Northern California's Silicon Valley. The Company currently has no other operations.

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

We have financed our operations since inception primarily through private sales of securities. As of March 31, 2007, we had approximately $14.4 million in cash, and working capital of $16.7 million.

Three and six month periods ended March 31, 2007

The following table sets forth our consolidated statements of operations for the three and six month period ended March 31, 2007.

	Three month	Six month
	ended March	ended March
	31, 2007	31, 2007

Revenues
Sales, net of cost of goods sold	$(2,750)	$(2,750)
Interest income	6,393	12,820

Expenses
Corporate development and promotion	24,292	55,870
Investor relations	54,195	90,570
Professional fees	53,528	155,135
Rent	29,167	84,467
Salaries and benefits	65,742	122,056
Interest expense	355,354	355,354
Research and development	3,986	105,784
Other, general and administrative	87,925	213,514
Loss from continuing operations	680,436	1,188,997

Loss from discontinued operations	-	-

Net loss	$676,793	$1,178,927

As discussed above, in 2006, our business focus began to change to solar energy, from home security assistance services, with the establishment of our manufacturing plant in China and the manufacturing of our first SolarE solar modules in November 2006. Due to the significant changes, part of our results for the September 30, 2006 and all the results for the year ended September 30, 2005 were reported as discontinued operations, and we believe that a comparison of results of operations for the first and second quarters of the years ended September 30, 2007 and September 30, 2006 should not be relied on as an indication of future performance.

Revenues

For the three and six month periods ended March 31, 2007, we had $3,208 in revenues from operations, and interest income of $6,393 and $12,820 respectively. Our revenues are expected to increase during our third quarter of fiscal 2007, as production of the SolarE solar modules began in our first quarter of fiscal 2007. As of December 31, 2006, we have manufactured approximately 125 panels, 75 of which are being used as demos and test panels, with the remaining panels being available for sale, commencing towards the beginning of the third quarter of fiscal 2007. We expect to commence selling during our third fiscal quarter of 2007. The Company’s success depends on successful sales efforts, but also on our ability to ramp up production.

Expenses and general and administrative expenses

During the three and six month periods ended March 31, 2007, the Company incurred total expenses of $325,082 and $833,643. These expenses were related mainly to start up costs associated with the construction and development of the Company’s manufacturing facility, and to activities associated with the maintenance of a public listing, such as communications with shareholders, legal and accounting fees, and corporate development and promotion. Some of these expenses during the six month period ended March 31, 2007, as well as cash disbursements of $2,109,455 in leasehold improvements (net of capitalized interest of $54,204), and $105,671 for the acquisition of equipment are one time expenses resulting from start up costs of equipping the Company’s Shanghai manufacturing facility. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.

Discontinued Operations

A loss of $14,268 and $21,041 was incurred in discontinued operations in the three and six month periods ended March 31, 2007, respectively, as a result of operating expenses related to home security services. Amounts related to discontinued operations included in the comparative financial statements presented herein have been reclassified to conform to the current period presentation.

Net Loss

Our net loss was $676,793 and $1,178,927, for the three and six month periods ended March 31, 2007, respectively. The net loss reflects our expenses relating to our acquisitions and financings, the cost of additional employees to pursue our strategy, and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from the sales of our SolarE panels.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $14,398,617 and working capital of $16,184,076. Since inception, we funded our operations from private sales of equity and short term borrowings. We believe our current strategies will provide sufficient working capital to fund our operations until at least November 2007 assuming a steady ramp-up in production. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six month period ended March 31, 2007, we used $3,177,197 of cash in operations. Net cash used by operating activities reflected $2,229,363 in prepaid expenses, purchase of inventory of $1,228,396, deferred revenue of $778,233, and an increase in accounts payable and accrued liabilities of $271,249. Investment activities used $2,328,653 of cash during the six month period, which was related to the leasehold improvements made to our manufacturing plant in Shanghai, China and the acquisition of $204,834 in equipment.

Financing activities provided $17,129,282 of cash during the six month period ended March 31, 2007, net of deferred acquisition costs, from private placement subscription proceeds, convertible notes and a note payable.

Our current cash requirements are significant due to the building of silicon wafers inventory; leasehold improvements made to our manufacturing plant in Shanghai, manufacturing equipment purchases; start up and other operational expenses. During the second and third quarter of our fiscal year 2007, we expect to need significant cash as we begin to build a second production line, scheduled for completion during the first quarter of fiscal 2008. Accordingly, we expect to continue to use cash to fund operations for at least fiscal 2007 as we expand our manufacturing capacity and our product shipments. We expect to continue to use cash to build up our inventory of silicon wafers to hedge the current shortage in the industry.

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

Convertible notes

On March 7, 2007, Solar Enertech entered into a securities purchase agreement to issue up to $17,300,000 of secured convertible notes. Accordingly, on March 7, 2007, Solar Enertech sold units consisting of $5,000,000 in principal amount of Series A Convertible Notes and warrants to purchase 7,246,377 shares of its common stock, and units consisting of $3,300,000 in principal amount of Series B Convertible Notes and warrants to purchase 5,789,474 shares of its common stock.

These March 7, 2007 Notes bear interest at 6% per annum and are due March 7, 2010. The principal amount of the Series A Convertible Notes may be converted at the rate of $0.69 per share for a total of 7,246,377 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest).

The exercise price of the Series A Warrants is $1.21 per share. The principal amount of the Series B Convertible Notes may be converted at the rate of $0.57 per share for a total of 5,789,474 shares of common stock. The exercise price of the Series B Warrants is $0.90 per share.

In relation to the March 7, 2007 offering, Solar Enertech paid $498,000 in commissions, an advisory fee of $83,000, other fees and expenses of $55,000 and issued warrants to purchase a total of 507,247 shares of its common stock at exercise price of $0.69 per share, and 405,264 shares of its common stock at exercise price of $0.57 per share.

On March 20, 2007, Solar Enertech sold an additional $9,000,000 in principal amount of Series B Convertible Notes and warrants to purchase 15,789,474 shares of its common stock. The Notes bear interest at 6.0% per annum and are due March 20, 2010. The principal amount of the Series B Convertible Notes may be converted at the rate of $0.57 per share for a total of 15,789,474 shares of common stock. The exercise price of the Series B Warrants is $0.90 per share.

In relation to the March 20, 2007 offering, Solar Enertech paid $540,000 in commissions, an advisory fee of $90,000, other fees and expenses of $29,025 and issued warrants to purchase a total of 1,105,263 shares of its common stock at exercise price of $0.57 per share. The Company also paid other legal fees of $55,036

Pursuant to the securities agreement, Solar Enertech is obligated to register 120% of the common stock underlying the Series A Convertible Notes, the shares of common stock that may be used to pay interest on the Series A Convertible Notes and the Series A Warrants.

In the event that during the period while the Notes or warrants are outstanding, Solar Enertech sells any shares of its common stock or securities convertible into common stock or exercisable for shares of common stock at less than the respective conversion or exercise prices of the Notes or warrants, Solar Enertech shall be obligated to adjust the conversion prices and/or the exercise prices of such securities to equal such lower price, as applicable.

Upon 30 days prior written notice to all of the holders of the Notes, Solar Enertech shall have the right to call all, but not less than all, of the Notes for conversion at the then applicable conversion price (the call date specified in such notice is referred to herein as the “Forced Conversion Date”) provided that: (i) the Company’s common stock has closed at a price equal to or greater than 300% of the then applicable conversion price of the Series A Notes for each of the twenty (20) trading days immediately preceding the Forced Conversion Date (“Measurement Period”); (ii) there is either an effective registration statement providing for the resale of the shares of common stock underlying the Notes during each trading day of the Measurement Period or all of the shares of common stock underlying the Notes may be resold pursuant to Rule 144(k) of the Securities Act without restriction during each trading day of the Measurement Period; and (iii) the Common Stock has traded an average of 500,000 shares per day during the Measurement Period. Notwithstanding the foregoing, in no event shall Solar Enertech force the conversion of a holder of Notes if such forced conversion would result in such holder beneficially owning more than certain agreed upon percentages of the Company’s outstanding common stock.

After these offerings, assuming the conversion of all outstanding Series A and Series B Convertible Notes and the exercise of all the Series A and Series B warrants issued concurrently with such notes, we would have 130,350,662 shares of common stock outstanding, which does not include 6,107,000 shares of common stock reserved for issuance pursuant to certain warrants issued between May 1, 2006 and November 29, 2006.

Solar Enertech analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that derivative accounting is not applicable.

Because the conversion prices of these notes below the market trading price of Solar Enertech's common stock when the notes were issued, a Beneficial Conversion Feature was created. The convertible notes were fully discounted at time of issuance and the entire amount of $17,300,000 has been recorded to additional paid-in capital. This discount is being amortized to interest expense over the stated term of the notes. At March 31, 2007, Solar Enertech accreted $282,558 of the discount in relation to the notes, and has accrued $51,863 in interest payable in relation to the notes.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements for the fiscal year ended September 30, 2006 included in our Annual Report on Form 10-KSB. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

Stock-based Compensation

The Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Accordingly, the Company accounts for options granted to its directors and employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and its related interpretations, and according to FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires us to recognize, as an expense, the fair value of share options and other share-based compensation to employees.

Inventory

Inventories consisting of silicon and photovoltaic cells and other component materials are valued at the lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required. If actual market conditions are more favorable, reserves or write-downs may be reversed.

Beneficial Conversion Feature

When Solar Enertech issues a debt or equity instrument which is convertible into common stock at a discount from the common stock market price at the date the debt or equity is issued, a beneficial conversion feature for the difference between the closing price and the conversion price multiplied by the number of shares issuable upon conversion is recognized under EITF 98-5 and EITF 00-27. The beneficial conversion feature is presented as a discount to the related debt or a dividend to the related equity, with an offsetting amount increasing additional paid-in capital.

Derivative Financial Instruments

Solar Enertech does not use derivative instruments to hedge exposures to cash flows, market, or foreign currency risks. Solar Enertech evaluates all of it financial instruments under SFAS 133 and EITF 00-19 to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

Plan of Operation

Our future operations are dependent upon the identification and completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be able to secure such financings, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

During the next 12 months, we plan to grow our business by:

Expanding production. We expect a second line of production to be operational by the fourth quarter of 2007. Following that, we plan to construct six more productions lines at another location.

Expanding our sales force. We have established a sales force in China to begin marketing our products in China and Europe. We intend to establish a sales force in California so that we can enter the U.S. market.

Continuing to invest in research. In order to achieve our goal of providing higher quality solar cells and modules at more competitive prices, we intend to invest heavily in research. Our research is targeted at improving solar cells so that they have a higher conversion rate. We are also trying to develop non-silicon based solar cells.

Projected Expenditures Over The Next 12 Months

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this report:

(a)	Personnel costs in Shanghai, China and the United States:	$2,150,000
(b)	Production development / factory leasing costs:	371,000
(c)	Administration, sales and marketing office:	1,150,000
(d)	General and administrative expenses:	1,050,000
(e)	PV production and manufacturing equipment:	12,500,000
(f)	Silicon material purchase	47,000,000
(g)	Professional fees and expenses, regulatory expenses:	105,000
(h)	Shareholder communications:	208,000
(i)	Travel, Miscellaneous, Unallocated	66,000

Total:		$64,600,000

The amounts noted above reflect our current expected uses of cash resources and assume that we will raise, through equity or other financing, approximately $35,000,000 in the next 12 months, finance another $10,000,000 through borrowings, and finance the balance through sales. There can be no assurance that the Company will be able to raise these additional funds and, if the Company is unable to raise these additional funds, its plans for expanding operations and business activities may have to be curtailed.

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

We believe we have sufficient cash resources to satisfy our needs until November 2007. Our ability to satisfy cash requirements thereafter will be a major factor in determining whether we will have the ability to achieve our business objectives, including but not limited to completion of our manufacturing facilities and production lines. Should we require additional cash in the future, there can be no assurance that we will be able to raise additional debt or equity financing on terms acceptable to our company, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Solar Enertech Corp. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Financial Officer and Chief Executive Officer and directors will continue to work with our auditors and other outside advisors to ensure that our that our controls and procedures are adequate and effective.

(b) Changes in Internal Control Over Financial Reporting.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 7, 2007, Solar Enertech entered into a securities purchase agreement to issue up to $13,300,000 of secured convertible notes and warrants. Accordingly, on March 7, 2007, Solar Enertech sold units consisting of $5,000,000 in principal amount of Series A Convertible Notes and Series A warrants to purchase 7,246,377 shares of our common stock, and units consisting of $3,300,000 in principal amount of Series B Convertible Notes and Series B warrants to purchase 5,789,474 shares of our common stock.

The March 7, 2007 Notes bear interest at 6% per annum and are due March 7, 2010. The principal amount of the Series A Convertible Notes may be converted at the rate of $0.69 per share for a total of 7,246,377 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest). The exercise price of the Series A Warrants is $1.21 per share. The principal amount of the Series B Convertible Notes may be converted at the rate of $0.57 per share for a total of 5,789,474 shares of common stock. The exercise price of the Series B Warrants is $0.90 per share.

In relation to the March 7, 2007 offering, Solar Enertech paid $498,000 in commissions, an advisory fee of $83,000 and issued warrants to purchase a total of 507,247 shares of its common stock at exercise price of $0.69 per share, and 405,264 shares of its common stock at exercise price of $0.57 per share.

On March 20, 2007, Solar Enertech sold an additional $9,000,000 in principal amount of Series B Convertible Notes and issued 15,799,474 Series B warrants. The Notes bear interest at 6.0% per annum and are due March 20, 2010. The principal amount of the Series B Convertible Notes may be converted at the rate of $0.57 per share for a total of 15,789,474 shares of common stock. The exercise price of the Series B Warrants is $0.90 per share.

In relation to the March 20, 2007 offering, Solar Enertech paid $540,000 in commissions, an advisory fee of $90,000, other fees and expenses of 28,768 and issued warrants to purchase a total of 1,105,263 shares of its common stock at exercise price of $0.57 per share. The Company also paid legal fees of $55,036.

These securities were sold to institutional and accredited investors in private offerings pursuant to an exemption from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, inasmuch as the securities were issued without any form of general solicitation or general advertising and the acquirers were accredited investors. Knight Capital Markets, LLC, acted as placement agent in connection with the sale of these securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation, Incorporated by reference to our SB2 Registration Statement Amendment 7 filed on May 5, 2005, SEC File Number 333-120926.

3.2	By-laws, Incorporated by reference to our SB2 Registration Statement Amendment 7 filed on May 5, 2005, SEC File Number 333-120926.

3.4	Article of Merger filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.

4.1	Summary of Lease Agreement between the Company and Shanghai Jin Qiao Technology Park Ltd., incorporated by reference from Exhibit 4.1 to the Form 8-K filed May 12, 2006.

10.1	Management agreement with Leo Young, incorporated by reference from Exhibit 10.1 to our Form 8-K filed March 10, 2006.

10.2	Agency Agreement between the Company and its Shanghai Agent dated July 18, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K/A filed December 18, 2006.

10.3	Form of Securities Purchase Agreement dated as of March 7, 2007 (without schedules and exhibits), incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2007.

10.4	Form of Series A Convertible Note dated as of March 7, 2007 incorporated by reference from Exhibit 10.2 to our Form 8-K/A filed on March 8, 2007.

10.5	Form of Series B Convertible Note dated as of March 7, 2007 incorporated by reference from Exhibit 10.3 to our Form 8-K/A filed on March 8, 2007.

10.6	Form of Series A Warrant dated as of March 7, 2007 incorporated by reference from Exhibit 10.4 to our Form 8- K/A filed on March 8, 2007.

10.7	Form of Series B Warrant dated as of March 7, 2007 incorporated by reference from Exhibit 10.5 to our Form 8- K/A filed on March 8, 2007.

10.8	Form of Registration Rights Agreement dated as of March 7, 2007 incorporated by reference from Exhibit 10.6 to our Form 8-K/A filed on March 8, 2007.

10.9	Form of Lock-up agreement with officers and directors of the Company dated as of March 7, 2007 incorporated by reference from Exhibit 10.7 to our Form 8-K/A filed on March 8, 2007.

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of May, 2007.

SOLAR ENERTECH CORP.

Date: May 18, 2007
	By:	/s/ Leo Shi Young
Leo Shi Young
President/CEO

Date: May 18, 2007
	By:	/s/ Fang Xie
Fang Xie
Treasurer and Secretary

Date: May 18, 2007	By:	/s/ Shijian Yin
Shijian Yin
General Manager/COO