Form 10KSB/A
period 2006-09-30
SOLAR ENERTECH CORP
filed 2007-07-03
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of June 27, 2007: $82,779,948.

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

Number of common voting shares outstanding as of June 29, 2007: 78,807,012

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

          Transitional Small Business Disclosure Format (Check one): ______ Yes ______No

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is being filed as Amendment No. 2 to the Annual Report on Form 10-KSB of Solar Enertech Corporation (formerly Safer Residence Corporation) for the fiscal year ended September 30, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on December 28, 2006, and amended on April 20, 2007.

In April 2007, we identified certain accounting errors related to option agreements with employees and other share based compensation, and also determined that we had not properly accounted for certain transactions with and by related parties. Accordingly, share based compensation charges were revised on our Form 10-KSB/A filed on April 20, 2007, referred to as Amendment No. 1. In this Amendment No. 1, we also amended disclosures to footnotes 2, 6 and 10 to present a share based compensation charge of $52,637 in connection with two option agreements dated March 1, 2006 with a former officer and director of the Company, and two officers and directors of the Company, and a further stock compensation charge of $7,820,000 in connection with the transfer of shares of common stock between the Company’s Chief Executive Officer and certain employees of the Company. The effect of the changes related to accounting for the issues described above on our statement of operations from inception through September 30, 2006 was an increase in our net loss attributable to common shareholders of $7,872,637. Basic loss attributable to common shareholders per share from inception through September 30, 2006 was an increase of $0.11. There was no net effect on our balance sheet as of September 30, 2006.

We are filing this Amendment No. 2 in response to a comment letter received from the Securities and Exchange Commission. We have revised the presentation in the statement of operations and have made some changes to the disclosure in note 2 and 5. Additionally, we have made revisions and added disclosure to Item 6: Management Discussion and Analysis or Plan of Operations. We have also revised Item 8A: Controls and Procedures.

In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB/A filed on April 20, 2007. The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement misleading.

Please refer to the Company's Form 10-QSB and Forms 10-QSB/A for the fiscal quarter ended December 31, 2006 filed with the SEC since December 28, 2006.

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

These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding the worldwide demand for electricity and the market for solar energy;
•	our beliefs regarding the effects of environmental regulation, lack of infrastructure reliability and long-term fossil fuel supply constraints;
•	our beliefs regarding the inability of traditional fossil fuel-based generation technologies to meet the demand for electricity;
•	our beliefs regarding the importance of environmentally friendly power generation;
•	our expectations regarding governmental support for the deployment of solar energy;
•	our beliefs regarding the acceleration of adoption of solar technologies;
•	our beliefs regarding the competitiveness of PV products;
•	our expectations regarding the creation and development of our manufacturing capacity;
•	our expectations with respect to revenue and sales and our ability to achieve profitability resulting from increases in production volumes;
•	our expectations with respect to our ability to secure raw materials in the future;
•	our future business development, results of operations and financial condition; and
•	competition from other manufacturers of PV products and conventional energy suppliers.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10KSB/A relate only to events or information as of the date on which the statements are made in this report on Form 10KSB/A. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

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

The Company’s goal is to maximize its value through manufacturing and distribution of PV Cells in China and California. The Company's current focus is to establish itself as a sophisticated 42,000-square-foot manufacturing facility in Shanghai's Jinqiao Modern Science and Technology Park. Solar plans to invest in PV cell research to develop higher efficiency cells and put the results of that research to use immediately in its manufacturing processes. The Company has also established a marketing, purchasing and distribution arm in Northern California's Silicon Valley. The Company currently has no other operations.

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

Research & Development

The Company has established a joint R&D laboratory with Shanghai University to facilitate research and development. The main focus of this research laboratory is to:

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

	High	Low
Year Ending September 30, 2006
Quarter ended March 31, 2006	$ 1.00	$ 0.72
Quarter ended June 30, 2006	$ 2.04	$ 0.72
Quarter ended September 30, 2006	$ 1.86	$ 1.18
Quarter ending December 31, 2006 (to date)	$ 1.28	$ 0.68

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

In April of 2006, the Company, through its President Leo Shi Young, began to operate in China through an agent company, Infotech (Shanghai) Solar Technologies Ltd. (“Infotech”, the “Agent”). The Company formalized its relationship with the Agent by executing an Agency Agreement in April of 2006. The Company entered into the Agency Agreement with an existing Shanghai company to save the time associated with incorporating a subsidiary and then commencing business operations. The Agent is owned (through a Hong Kong company) by the Company’s President, Leo Shi Young. The Agent does not receive any compensation for acting in its capacity as Agent. Please refer to Critical Accounting Policies section for accounting discussion regarding agency arrangement.

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

Fiscal Year Ended September 30, 2006

The following table sets forth our consolidated statements of operations for the year ended September 30, 2006.

Expenses

Selling, general and administrative		$8,505,927
Total expenses		8,505,927

Other income
Interest income		8,493
Loss from continuing operations	$	(8,497,434)

Loss from discontinued operations		(14,122)
Net loss		$(8,511,556)

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

Infotech, as a variable interest entity (“VIE”), is defined as an entity with an ownership, contractual or other financial interest held by a primary beneficiary that is determined by control attributes other than majority voting interest. Solar Enertech is the primary beneficiary of Infotech per the contractual terms of the Agency Agreement. Solar Enertech is obligated to absorb a majority of the risk of loss from the VIE's activities and is entitled to receive a majority of the VIE's residual returns. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

The agency agreement between Solar Enertech and Infotech was executed on April 10, 2006 and appoints Infotech as Solar’s agent to carry out all business transactions as directed by Solar but to have no authority to conduct any transactions other than those authorized by Solar. Solar has committed to provide all funds required for Infotech to execute authorized transactions with no compensation to the agent for this service.

While Infotech is not a subsidiary of Solar Enertech, under Chinese law, funds held by Infotech for the operation of the business of Solar Enertech can be transferred from Infotech to Solar Enertech pursuant to an existing agreement signed by both parties such as the existing Agency Agreement. We are not aware of any significant restrictions on the ability of Infotech to transfer funds relating to the operation of the business of Solar Enertech to Solar Enertech.

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

Stock-based Compensation

On January 1, 2006, Solar Enertech began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Solar Enertech had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Solar Enertech adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

Projected Expenditures Over The Next 12 Months

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this annual report:

(a)	Personnel costs in Shanghai, China and the United States:	$2,151,000
(b)	Production development / factory leasing costs:	$213,000
(c)	Administration, sales and marketing office:	$115,000
(d)	General and administrative expenses:	$1,050,000
(e)	PV production and manufacturing equipment:	$9,715,000
(f)	Silicon material purchase	$47,000,000
(g)	Professional fees and expenses, regulatory expenses:	$105,000
(g)	Shareholder communications:	$208,000
(h)	Travel, Miscellaneous, Unallocated	$64,000
(i)	Other capital expenditures	$464,000
(j)	Research and development	$821,000

Total:		$61,906,000

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

Other than as detailed above, we do not anticipate making any major purchases of capital assets in the next 6 months, or conducting any large-scale research and development. Any development of research and development functions would be dependent upon securing additional equity or other financing to add to our working capital. The Company has hired two people for research and development and product development research but that is the extent of its planned research and development activities. Under US GAAP, these activities may possibly not be classified as research and development but may be classified as expenses given that the costs are associated with paying salaries to the two individuals.

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
(A Development Stage Company)

Consolidated Financial Statements
September 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Solar Enertech Corp.
(A Development Stage Company)
Menlo Park, California

We have audited the accompanying consolidated balance sheets of Solar Enertech Corp. (a development stage company) as at September 30, 2006 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the period from July 7, 2004 (inception) through to September 30, 2006. The financial statements for the period from July 7, 2004 (inception) through September 30, 2005, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period July 7, 2004 (inception) through September 30, 2005, include total revenues and net loss of $0 and $50,407, respectively. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period July 7, 2004 (inception) through September 30, 2006, insofar as it relates to amounts for prior periods through September 30, 2005, is based solely on the report of other auditors. These financial statements are the responsibility of Solar Enertech’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the audit report of the other auditors, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Solar Enertech as of September 30, 2006, and the results of its operations and its cash flows for the year then ended and for the period from July 7, 2004 (inception) through to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

We have audited the accompanying balance sheet of Safer Residence Corporation as at September 30, 2005 and the related statements of operations, cash flows, and stockholders’ equity for the year ended September 30, 2005, and for the cumulative period from July 7, 2004 (date of inception) to September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2005 and the results of its operations and its cash flows for the periods indicated in conformity with United States generally accepted accounting principles.

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

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Balance Sheets

	September 30,	September 30,
	2006	2005
	(Restated)
ASSETS

Current
Cash and cash equivalents	$2,798,957	$48,401
Prepaid expenses and advances	40,577	-
Total current assets	2,839,534	48,401

Equipment, net	18,751	7,592
Plant being developed for our own use	790,036	-
Deposits	572,416	-

Total assets	$4,220,737	$55,993

LIABILITIES and STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$64,766	$3,400
Accounts payable and accrued liabilities, related parties	58,168	-
Demand note payable to a related party	450,000	-
Demand notes payable	600,000	-
Total current liabilities	1,172,934	3,400

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

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Statements of Operations

	For the Year	For the Year	Cumulative from
	Ended	Ended	July 7, 2004
	September 30,	September 30,	(Inception) to
	2006	2005	September 30, 2006
	(Restated)		(Restated)

Expenses
Selling, general and administrative expenses	8,505,927	-	8,505,927
Total expenses	8,505,927	-	8,505,927

Other income (expenses)
interest income	8,493		8,493

Loss from continuing operations	(8,497,434)	-	(8,497,434)

Loss from discontinued operations	(14,122)	(47,706)	(64,529)

Net loss	$(8,511,556)	$(47,706)	$(8,561,963)

Net loss per share - basic and diluted

Continuing operations	$(0.12)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Net loss	$(0.12)	$(0.00)

Weighted Average Shares Outstanding	73,666,329	104,768,219

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Statement of Stockholders' Equity (Restated)
For the period from July 7, 2004 [Inception] to September 30, 2006

			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit during	Stockholders'
	Number	Amount	Capital	Income	Development Stage	Equity

Balance, at inception	-	$-	$-	$-	$-	$-
Stock issued for cash	101,200,000	101,200	(78,200)			23,000
Net loss from inception (July 7, 2007) to September 30, 2004					(2,701)	(2,701)
Balance, September 30, 2004	101,200,000	101,200	(78,200)	-	(2,701)	20,299
Stock issued for cash	35,200,000	35,200	44,800			80,000
Net loss for the year ended September 30, 2005					(47,706)	(47,706)
Balance, September 30, 2005	136,400,000	136,400	(33,400)	-	(50,407)	52,593

Stock returned to treasury (no cost) in connection with change in control	(63,699,988)	(63,700)	63,700			-
Stock based compensation			7,872,637			7,872,637
Stock issued for cash	3,607,000	3,607	3,603,393			3,607,000
Imputed interest on related party note			31,124			31,124
Currency translation adjustment				(3,995)		(3,995)
Net loss for the year ended September 30, 2006					(8,511,556)	(8,511,556)
Balance, September 30, 2006	76,307,012	$76,307	$11,537,454	$(3,995)	$(8,561,963)	$3,047,803

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Statements of Cash Flows

	For the Year	For the Year	Cumulative from
	Ended	Ended	July 7, 2004
	September 30,	September 30,	(Inception) to
	2006	2005	September 30, 2006
	(Restated)		(Restated)
Cash Flows from Operating Activities
Net loss	$(8,511,556)	$(47,706)	$(8,561,963)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,534	400	3,934
Stock based compensation	7,872,637	-	7,872,637
Changes in:
Prepaid expenses	(40,577)	-	(40,577)
Accounts payable and accrued expenses	61,369	1,900	64,769
Accounts payable and accrued expenses, related parties	41,973	-	41,973
Cash Flows Used in Operating Activities	(572,620)	(45,406)	(619,227)

Cash flows from Investing Activities
Acquisition of equipment	(14,693)	(7,992)	(22,685)
Deposits	(572,416)	-	(572,416)
Leasehold improvements - plant	(742,720)	-	(742,720)
Cash Flows Used in Investing Activities	(1,329,829)	(7,992)	(1,337,821)

Cash flows from Financing Activities
Proceeds from note payables	600,000	-	600,000
Proceeds from advances from a related party	450,000	-	450,000
Proceeds from issue of common stock	3,607,000	80,000	3,710,000
Cash Flows Provided by Financing Activities	4,657,000	80,000	4,760,000

Effect of Exchange Rates on Cash	(3,995)	-	(3,995)

Net Increase in Cash	2,750,556	26,602	2,798,957

Cash, Beginning of Period	48,401	21,799	-

Cash, End of Period	$2,798,957	$48,401	$2,798,957

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES

Capitalized interest related to leasehold improvements - plant	$47,316	$-	$47,316

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

On July 18, 2006, Solar Enertech executed an agency agreement with Infotech (Shanghai) Solar Technologies Ltd., effective April 10, 2006, to engage in business in China. By contracting with a company that had already been incorporated in China as its agent, Solar Enertech saved the time associated with incorporating a subsidiary and obtaining a business license in China. Infotech is controlled through a Hong Kong company by Solar’s President. See additional disclosures related to this agency agreement in Note 2 below.

Solar Enertech is in the development stage and has not yet realized any revenues from its intended operations. As of September 30, 2006, it has incurred cumulative net losses of $8,561,963 and has working capital of approximately $1,666,600.

Solar Enertech expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Solar Enertech has accumulated deficits during the development stage in the amounts of $8,561,963 and $50,407 as of September 30, 2007 and 2006, respectively. Since its inception, Solar Enertech has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. Solar Enertech’s future operations are dependent upon external funding and its ability to bring its plant into commercial production, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for the next 12 months. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

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

The agency agreement between Solar Enertech and Infotech was executed on April 10, 2006 and appoints Infotech as Solar’s agent to carry out all business transactions as directed by Solar but to have no authority to conduct any transactions other than those authorized by Solar. Solar has committed to provide all funds required for Infotech to execute authorized transactions with no compensation to the agent for this service.

While Infotech is not a subsidiary of Solar Enertech, under Chinese law, funds held by Infotech for the operation of the business of Solar Enertech can be transferred from Infotech to Solar Enertech pursuant to an existing agreement signed by both parties such as the existing Agency Agreement. We are not aware of any significant restrictions on the ability of Infotech to transfer funds relating to the operation of the business of Solar Enertech to Solar Enertech.

All of Solar’s business activities conducted in China are carried out by Infotech. As of September 30, 2006 total assets held by Infotech as agent for Solar Enertech amounted to $3,523,766.The activities during this period consist primarily of construction of the manufacturing plant being developed as agent for Solar Enertech. Infotech’s operations for the year ended September 30, 2006 included the payment of selling, general and administrative expenses as agent for Solar Enertech amounting to $350,685. Infotech’s only debt consists of advances from Solar Enertech as its agent. Solar Enertech’s creditor have the same recourse against the assets held by Infotech as agent for Solar Enertech as if they were held by Solar Enertech.

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

Stock-based Compensation

On January 1, 2006, Solar Enertech began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Solar Enertech had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Solar Enertech adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

The net deferred tax asset generated by the loss carryforward has been fully reserved. The components of deferred tax assets and liabilities at September 30, 2006 and 2005 are as follows:

	United States		China
	2006	2005	2006	2005
Deferred tax asset:
Net operating loss	$110,000	$17,640	$51,000	$0
carryforward
Less: valuation allowance	(110,000)	(17,640)	(51,000)	0

Net deferred tax asset	$0	$0	$0	$0

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

Solar Enertech has corrected these errors and recorded stock-based compensations charges as follows:

  The fair value of the options granted under the option agreements was estimated at $82,253 using the Black-Scholes stock price valuation model with the following assumptions: i) Expected share price volatility of 80.21%; ii) Risk free interest rate of 4.65%; iii) Expected weighted average life - 4 years; and iv) No dividend yield. For the year ended September 30, 2006, Solar Enertech recorded compensation expense of $52,637 in relation to the grant these options;
  The fair value of the shares transferred to employees was $7,820,000, using the market price at time of transfer.

Summary information regarding options is as follows:

						Options Outstanding		Options Exercisable
					Number	Weighted		Number
					Outstanding	Average	Weighted	Vested	Weighted
	# of				as at	Remaining	Average	as at	Average
	Options		Exercise		September	Contractual	Exercise	September	Exercise
	Granted	Expiry	Price	Exercised	30, 2006	Life (year)	Price	30, 2006	Price

Granted to Leo Young, March 1, 2006	36,000,000	10-Feb-10	$ 0.0001	10,750,000	25,250,000	3.18	$ 0.0001	13,250,000	$ 0.0001

Granted to Frank Fang Xie, March 1, 2006	1,500,000	10-Feb-10	$ 0.0001	-	1,500,000	0.19	$ 0.0000	1,500,000	$ 0.0000

	37,500,000			10,750,000	26,750,000	3.37 years	$ 0.0001	14,750,000	$ 0.0001

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are not effective because of an error in internal identification and valuation of stock issued for employee services. We restated our consolidated financial statements for the year ended September 30, 2006 in order to correct the accounting in such financial statements with respect to recognize stock-based compensation in accordance with SFAS 123(R).

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

Except as discussed above, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following sets forth certain biographical information concerning our current directors and executive officers:

Directors and Executive Officers

MR. LEO SHI YOUNG, Director, President & CEO
Prior to becoming President and CEO of Solar EnerTech, he was the co-founder, President and CEO of InfoTech Essentials Inc., an energy-saving technology company in China from 2001 to 2006. Mr. Young was a senior member of the California trade delegation to China in 2005, headed by Governor Arnold Schwarzenegger, and currently serves as an organizing committee member of China's National Renewable Energy Forum. Mr. Young holds an MBA from Fordham University, New York (2005); an MA from the School of the Art Institute of Chicago (1985); and a BA from Tsinghua University of Beijing (1982).

MR. SHI JIAN YIN, Director, Vice President, COO
Prior to joining Solar EnerTech in May of 2006, Mr. Yin was the founder and General Manager of Shanghai TopSolar Inc. Mr. Yin's business track record includes management positions at Shanghai Jiaotong University Gofly Group Co., Ltd., Shanghai Fenghuang Co., Ltd., Beijing Green Environment Technology Co., Ltd., plus a number of senior positions at Shanghai Fenghuang Co., Ltd. Mr. Yin has been awarded to Science and Technology Awards by the Chinese government for his research accomplishments. Mr. Yin earned his MBA (1992) and BA (1988) from Shanghai University of Communications, majoring in Engineering and Material science.

MR. FRANK FANG XIE, Director
Mr. Xie has worked for New Margin Ventures as junior partner for the past two years, where he focused on alternative energy and environmental protection sector investments. Shanghai-based New Margin is one of the most active venture capital firms in the country, managing committed capital in excess of $100 million. Prior to New Margin, Mr. Xie was an executive Vice President of Uni-quantum Financial Advisory, and served as a senior associate of the corporate finance department of Bank of China International. Mr. Xie obtained his Masters degree in Management Science and a Bachelors degree in Electrical Engineering at Shanghai Jiaotong University.

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

MS. APRIL ZHONG , Senior Vice President
Ms. Zhong is one of the co-founders of InfoTech Essentials, Inc., the Company which Leo Shi Young co-founded and has served as executive VP since 2001. Ms. Zhong is in charge of Solar EnerTech's US operation and managing Supply, Sales, Marketing and Logistics activities. Ms. Zhong earned an MBA (1998) from the School of Business Administration, Boston University, Massachusetts, majoring in Strategic Marketing Management and Entrepreneurship; and earned an MS (1994) from Northeastern University, Boston, Massachusetts, majoring in Molecular Biotechnology.

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

We currently do not have an audit committee financial expert or an independent audit committee expert on our Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION.

The Executive Officers have received compensation during the fiscal year ended September 30, 2006. Except for Shares transferred from the President and Chief Executive Officer to serveral employees and a director which is disclosed in Note 14, there are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stocks.

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

The table also shows the number of shares beneficially owned as of June 29, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

The table also shows the number of shares beneficially owned as of June 29, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

	Number Of Shares	Percentage
Name And Address(1)	Beneficially Owned	Owned

Leo Shi Young, director, President and Chief Executive Officer	18,250,000(2)	19.82%
Shi Jian Yin, director, Vice President, Chief Operations Officer	3,500,000(3)	4.25%
Frank Fang Xie, director	1,500,000(4)	1.87%
Jean Blanchard	26,750,000(5)	33.94%

All directors and officers as a group (3 persons)	23,250,000	25.94%

(1) The address for our officers and directors is 1600 Adams Drive, Menlo Park, California 94025
(2) On March 1, 2006 Mr. Young obtained an option to purchase 36,000,000 shares of common stock from Ms. Jean Blanchard, our former President. The exercise price is $0.0001 per share. The option vests in equal increments of 12,000,000 shares. The right to purchase 12,000,000 shares vested on the date of grant, the right to purchase 12,000,000 shares vested on March 1, 2007 and the right to purchase 12,000,000 shares will vest on March 1, 2008. The option expires on February 28, 2010. Mr. Young exercised a portion of the option and acquired 10,750,000 shares in July 2006. Of this amount, Mr. Young retained 5,000,000 shares and transferred 5,750,000 shares to various employees in July 2006.
(3) Mr. Shi Jian Yin has acquired 3,500,000 shares at no cost from Mr. Leo Young.

(4) On March 1, 2006 Mr. Xie obtained an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.0001 per share from Ms. Jean Blanchard, our former President. This option will expire on February 28, 2010.
(5) The shares of common stock held by Ms. Blanchard are subject to the option rights held by Mr. Leo Shi Young and Mr. Frank Fang Xie as described in footnote 2 and 4, respectively.

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1). Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of April 16, 2007, are deemed outstanding for computing the percentage ownership of the stockholder holding the warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 78,807,012 shares of our common stock outstanding as of April 16, 2007.

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

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended September 30, 2006 and 2005.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of July, 2007.

SOLAR ENERTECH CORP.

Date: July 3, 2007
	By:	/s/ Leo Shi Young
Leo Shi Young
President/CEO

Date: July 3, 2007
	By:	/s/ Ming Wai Anthea Chung
Ming Wai Anthea Chung
Chief Financial Officer

Date: July 3, 2007	By:	/s/ Shijian Yin
Shijian Yin
General Manager/COO

Date: July 3, 2007
	By:	/s/ Fang Xie
Fang Xie
Treasurer and Secretary