Form 10QSB/A
period 2006-12-31
SOLAR ENERTECH CORP
filed 2007-07-03
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

Number of shares outstanding of Registrant's class of common stock as of June 27, 2007: 78,807,012

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-QSB/A relate only to events or information as of the date on which the statements are made. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as amendment No. 2 to the Quarterly Report on Form 10-QSB of Solar Enertech Corporation for the fiscal quarter ended December 31, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on February 14, 2007, and amended on April 20, 2007

In April 2007, we identified certain accounting errors related to option agreements with employees and other share based compensation, and also determined that we had not properly accounted for certain transactions with related parties. Accordingly, share based compensation charges relating to the fiscal year ended September 30, 2006 were revised in our Form 10-KSB/A. These revisions were carried forward in the balance sheet, and accordingly, we further revised stock based compensation expenses for the fiscal quarter ended December 31, 2006.

In our Form 10-QSB/A (referred to as Amendment No. 1), filed April 20, 2007, we amended disclosures to footnote 4 to correct a stock-based compensation charge in connection with an option agreement dated March 1, 2006 with a former officer and director of the Company, and the Company’s president and CEO from $49,352 as previously reported to $9,870. The effect of the changes related to accounting for the issues described above on our statement of operations from inception through December 31, 2006 was an increase in our net loss attributable to common shareholders of $7,833,155. There was no net effect on our balance sheet as of December 31, 2006.

We are filing Amendment No. 2 in response to a comment letter received from the Securities and Exchange Commission. We have revised the presentation in the statement of operations and have made some changes to the disclosure in note 2 and 5. Additionally, we have made revision and added disclosure to Item 2: Management Discussion and Analysis or Plan of Operations. We have also revised Item 3: Controls and Procedures.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB/A previously filed on April 20, 2007, and from the Quarterly Report on Form 10-QSB filed on February 14, 2007. The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement misleading.

Please refer to the Company's Form 10-KSB and Form 10-KSB/A for the fiscal year ended September 30, 2006 filed with the SEC since December 28, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solar Enertech Corp.
A Development Stage Company
Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
	2006	2006
	(Restated)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$2,477,945	$2,798,957
Due from related party	43,894	-
Prepaid expenses and advances	36,242	40,577
Inventory	388,501	-
Total current assets	2,946,582	2,839,534

Equipment, net of accumulated depreciation	116,601	18,751
Plant being developed for own use	2,131,864	790,036
Deposits	361,221	572,416

Total assets	$5,556,268	$4,220,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$404,970	$64,766
Accounts payable and accrued liabilities, related parties	-	58,168
Demand note payable to a related party	450,000	450,000
Demand notes payable	600,000	600,000
Total current liabilities	1,454,970	1,172,934

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

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Operations
(Unaudited)
For the Periods Ended

			Cumulative from July 7, 2004
			(Inception) to December 31,
	December 31, 2006	December 31, 2005	2006
	(Restated)		(Restated)
Expenses
Selling, general and administrative	$406,763	-	8,912,690
Research and development	101,798		101,798
Total expenses	508,561	-	9,014,488

Other income (expense)
Interest income	6,427	-	14,920

Loss from continuing operations	(502,134)	-	(8,999,568)

Loss from discontinued operations	-	(6,613)	(64,529)

Net loss	$(502,134)	$(6,613)	$(9,064,097)

Net loss per share - basic and diluted

Continuing operations	$(0.01)	$-
Discontinued operations	-	(0.00)
Net loss	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	77,176,577	136,400,000

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
$3,715,628

The agreement is for shared investment in research and development on fundamental and applied technology in the fields of semi-conductive photovoltaic theory, materials, cells and modules. The agreement calls for Shanghai University to provide equipment, personnel and facilities for joint laboratories. Solar Enertech will provide funding, personnel and facilities for conducting research and testing. Research and development achievements from this joint research and development agreement will be available to both parties. Solar Enertech is entitled to intellectual property rights including copyrights and patents obtained as a result of this research.

Expenditures under his agreement will be accounted for as research and development expenditures under Statement of Financial Accounting Standard #2 – ‘Accounting for Research and Development Costs’ and expensed as incurred.

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

Summary information regarding options is as follows:

						Options Outstanding		Options Exercisable
						Weighted
					Number	Average	Weighted		Weighted
					Outstanding as	Remaining	Average	Number Vested	Average
	# of Options		Exercise		at December 31,	Contractual	Exercise	as at December	Exercise
	Granted	Expiry	Price	Exercised	2006	Life (year)	Price	31, 2006	Price

Granted to Leo Young, March 1, 2006	36,000,000	10-Feb-10	$ 0.0001	10,750,000	25,250,000	2.94	$ 0.0001	13,250,000	$ 0.0001

Granted to Frank Fang Xie, March 1, 2006	1,500,000	10-Feb-10	$ 0.0001	-	1,500,000	0.17	$ 0.0000	1,500,000	$ 0.0000

	37,500,000			10,750,000	26,750,000	3.11 years	$ 0.0001	14,750,000	$ 0.0001

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

On March 1, 2006, the Company authorized the increase of its authorized capital stock from 75,000,000 common shares with a par value of $0.001 to 200,000,000 common shares with a par value of $0.001. The amendment increasing its authorized capital has been filed with the Nevada Secretary of State.

On April 7, 2006, the Company changed its name to Solar Enertech Corp.

The Company’s goal is to maximize its value through manufacturing and distributing of PV Cells in China and California. The Company's current focus is to establish a 42,000-square-foot manufacturing a facility in Shanghai's Jinqiao Modern Science and Technology Park. Solar plans to invest in PV cell research to develop higher efficiency cells and put the results of that research to use immediately in its manufacturing processes. The Company has also established a marketing, purchasing and distribution arm in Northern California's Silicon Valley. The Company currently has no other operations.

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

Three-month period ended December 31, 2006

The following table sets forth our consolidated statements of operations for the quarter ended December 31, 2006.

Expenses
Selling, general & administrative, and
research & development expenses	$(508,561)

Interest income	6,427
Net loss	$(502,134)

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

Projected Expenditures Over The Next 12 Months

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this annual report:

(a)	Personnel costs in Shanghai, China and the United States:	$2,151,000
(b)	Production development / factory leasing costs:	371,000
(c)	Administration, sales and marketing office:	1,150,000
(d)	General and administrative expenses:	1,050,000
(e)	PV production and manufacturing equipment:	10,554,000
(f)	Silicon material purchase	47,000,000
(g)	Professional fees and expenses, regulatory expenses:	105,000
(h)	Shareholder communications:	208,000
(i)	Other capital expenditures	700,000
(j)	Research & development	1,246,000

(j)	Travel, miscellaneous and unallocated	64,000

Total:		$64,599,000

The amounts noted above reflect our current cash resources and assume that we will raise, through equity or other financing, approximately $17,000,000 in the next 12 months, and finance another $12,000,000 through borrowings. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are not effective.

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

Except as discussed above, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during our first fiscal quarter of 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of July , 2007.

SOLAR ENERTECH CORP.

Date: July 3, 2007	By:	/s/ Leo Shi Young
Leo Shi Young
Director, President/CEO

Date: July 3, 2007	By:	/s/ Ming Wai Anthea Chung
Ming Wai Anthea Chung
Chief Financial Officer

Date: July 3, 2007	By:	/s/ Shijian Yin
Shijian Yin
Director, General Manager/COO

Date: July 3, 2007	By:	/s/ Fang Xie
Fang Xie
Director, Treasurer and Secretary