Form 10QSB/A
period 2007-03-31
SOLAR ENERTECH CORP
filed 2007-07-03
CIK 1307873

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

Table of Contents

PART I

FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3.	CONTROLS AND PROCEDURES

PART II

OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS
SIGNATURES

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-QSB/A relate only to events or information as of the date on which the statements are made in this report on Form 10-QSB/A. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as amendment No. 1 to the Quarterly Report on Form 10-QSB of Solar Enertech Corporation for the fiscal quarter ended March 31, 2007, which was filed with the Securities and Exchange Commission (the "SEC") on May 18, 2007. On April 23, 2007, we filed a Registration Statement on Form SB-2. We have received review comments from the SEC and herein amend select disclosures to comply with disclosure requirements. We have changed the presentation in the statement of operations to include the interest income as part of the loss from continuing operations, and have made some changes to disclosure in note 2 and note 5. Additionally, we have made some changes in the disclosures of our Plan of Operations.

Additionally, in June 2007, our subsequent evaluation of the convertible notes contracts entered in March 2007 resulted in a determination that a redemption privilege giving the counterparty the right to require the Company to redeem the shares upon the occurrence of certain triggering events, one of which was outside of the control of the Company, did result in an embedded derivative requiring derivative accounting. Derivative accounting was determined to be appropriate because the embedded derivative contract is not already accounted for at fair value, is not clearly and closely associated with the host contract and it would be a derivative pursuant to paragraphs 6-11 of SFAS 133 if it were a free standing instrument. The effect of the changes related to accounting for the issues described above on our statement of operations for the quarter and six months period ended March 31, 2007 were an increase in net loss of $1,235,446. Basic loss attributable to common shareholders for the quarter ended March 31, 2007 was$ (0.02) per share and for the six months ended March 31, 2007 was $(0.03) per share. Loss per share was increased by $(0.01) per share for the quarter and six months ended March 31, 2007.

This Amended Report on Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the Form 10-QSB previously filed or discuss any other developments after the respective date of that filing except to reflect the effects of the restatements described above, except as otherwise specifically identified herein. Please refer to the Company's Form 10-KSB and two Forms 10-KSB/A for the fiscal year ended September 30, 2006 filed with the SEC since December 28, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solar Enertech Corp.
A Development Stage Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2007	2006
	(Restated)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$14,398,617	$2,798,957
Prepaid expenses and advances	2,270,834	40,577
Inventory	1,228,396	-
Current portion of deferred financing costs	605,937	-
Total current assets	18,503,784	2,839,534

Fixed assets, net of accumulated depreciation	215,166	18,751
Plant being developed for own use	2,953,695	790,036
Deferred financing costs	2,771,864	-
Deposits	512,935	572,416

Total assets	$24,957,444	$4,220,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$379,715	$64,766
Accounts payable and accrued liabilities, related parties	11,760	58,168
Demand note payable to a related party	450,000	450,000
Demand notes payable	700,000	600,000
Derivative liabilities	1,235,446	-
Deferred revenues	778,233	-
Total current liabilities	3,555,154	1,172,934

Convertible notes, net of discount	282,558	-

Total liabilities	3,837,712	1,172,934

STOCKHOLDERS' EQUITY:
Capital stock
Common - 200,000,000 shares authorized at $0.001 par value
78,807,012 and 76,307,012 shares issued and outstanding
at December 31, 2006 and September 30, 2006, respectively	78,807	76,307
Additional paid in capital	32,011,003	11,537,454
Other comprehensive loss	6,258	(3,995)
Deficit accumulated during development stage	(10,976,336)	(8,561,963)
Total stockholders' equity	21,119,732	3,047,803

Total liabilities and stockholders' equity	$24,957,444	$4,220,737

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Operations
(Unaudited)
For the Periods Ended

					Cumulative from
					July 7, 2004
					(inception) to
	Three months ended March 31,		Six months ended March 31,		March 31, 2007
Revenue	2007(Restated)	2006	2007(Restated)	2006	(Restated)
Sales	$3,208		$3,208		3,208
Cost of sales	(5,958)		(5,958)		(5,958)
Gross loss	(2,750)		(2,750)		(2,750)

Operating Expense
Selling and general & administrative	321,096		727,859		9,233,786
Research & development	3,986		105,784		105,784
Operating expense	325,082		833,643		9,339,570

Other (expense) income
Interest income	6,393		12,820		21,313
Interest expense	(355,354)		(355,354)		(355,354)
Loss on derivative liabilities	(1,235,446)		(1,235,446)		(1,235,446)

Loss from continuing operations	$(1,912,239)		$(2,414,373)		$(10,911,807)
Loss from discontinuing operations		$(14,428)		$(21,041)	$(64,529)

Net loss	$(1,912,239)	$(14,428)	$(2,414,373)	$(21,041)	$(10,976,336)

Net loss per share - basic and diluted
Continuing operations	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Discontinuing operations	-	-	-	-

Weighted Average Shares Outstanding	78,807,012	111,627,782	77,982,836	124,150,002

Solar Enertech Corp.
A Development Stage Company
Consolidated Statement of Shareholders' Equity (Unaudited)
For the period from July 7, 2004 [Inception] to March 31, 2007

			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit during	Stockholders'
	Number	Amount	Capital	Income	Development	Equity
					Stage

Balances, at inception	-	$-	$-	$-	$-	$-
Stock issued for cash	101,200,000	101,200	(78,200)			23,000
Net loss from inception (July 7, 2004) to					(2,701)	(2,701)
September 30, 2004

Balances, September 30, 2004	101,200,000	101,200	(78,200)	-	(2,701)	20,299
Stock issued for cash	35,200,000	35,200	44,800			80,000
Net loss for the year ended September 30,					(47,706)	(47,706)
2005

Balances, September 30, 2005	136,400,000	136,400	(33,400)	-	(50,407)	52,593
Stock returned to treasury (no cost) in
connection with
change of control	(63,699,988)	(63,700)	63,700			-
Stock issued for cash	3,607,000	3,607	3,603,393			3,607,000
Stock based compensation			7,872,637			7,872,637
Imputed interest on related party note			31,124			31,124
Currency translation adjustment				(3,995)		(3,995)
Net loss for the year ended September 30,					(8,511,556)	(8,511,556)
2006 (Restated)

Balances, September 30, 2006 (Restated)	76,307,012	76,307	11,537,454	(3,995)	(8,561,963)	3,047,803
Stock issued for cash, net of offering costs	2,500,000	2,500	1,076,830			1,079,330
Imputed interest on related party note			22,438			22,438
Stock based compensation			27,416			27,416
Convertible debentures			17,300,000			17,300,000
Deferred financing costs			2,046,865			2,046,865
Currency translation adjustment				10,253		10,253
Net loss for the period ended March 31,
2007(Restated)					(2,414,373)	(2,414,373)

Balances, March 31, 2007 (Restated)	78,807,012	$78,807	$32,011,003	$6,258	$(10,976,336)	$21,119,732

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Cash Flows
(Unaudited)
For the Periods Ended

	Six months ended		Cumulative from July
	March 31,		7, 2004(Inception) to
	2007	2006	March 31, 2007
	(Restated)		(Restated)
Cash Flows from Operating Activities
Net loss	$(2,414,373)	$(21,041)	$(10,976,336)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	8,832	1,198	12,766
Amortization of deferred financing costs	19,112	-	19,112
Stock based compensation	27,416	-	7,900,053
Interest and discount on convertible notes	282,558		282,558
Loss on derivate liabilities	1,235,446		1,235,446
Changes in:
Prepaid expenses	(2,229,363)	-	(2,269,940)
Due from related party	-	-	-
Inventory	(1,228,396)	-	(1,228,396)
Other assets	72,089		(500,327)
Deferred revenue	778,233	-	778,233
Accounts payable and accrued expenses	316,376	5,809	381,145
Accounts payable and accrued expenses, related parties	(45,127)	-	(3,154)
Cash used in operating activities	(3,177,197)	(14,034)	(4,368,840)

Cash flows from Investing Activities:
Acquisition of equipment	(204,834)	-	(227,519)
Leasehold improvements - plant	(2,123,819)	-	(2,866,539)
Cash used in investing activities	(2,328,653)	-	(3,094,058)

Cash flows from Financing Activities:
Proceeds from note payables	100,000	-	700,000
Proceeds from advances from a related party	-	-	450,000
Proceeds from convertible notes, net of offering costs	15,949,952		15,949,952
Proceeds from issue of common stock, net of offering costs	1,079,330	-	4,789,330
Cash provided by financing activities	17,129,282	-	21,889,282

Effect of exchange rates on cash	(23,772)	-	(27,767)

Net Increase in Cash	11,599,660	(14,034)	14,398,617
Cash, Beginning of Period	2,798,957	48,401	-

Cash, End of Period	$14,398,617	$34,367	$14,398,617
SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

Non-cash investing and financing activities:
Capitalized financing costs - fair value of warrants	$1,937,364	$-	$1,937,364
Capitalized interest related to leasehold improvements - plant	$22,438	$-	$54,204
Discount on convertible notes	$17,300,000	$-	$17,300,000

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

Derivative Financial Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on the balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Solar Enertech hired an independent valuation expert to determine the fair values of derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

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

NOTE 6 – CONVERTIBLE NOTES

On March 7, 2007, Solar Enertech entered into a securities purchase agreement to issue up to $17,300,000 of secured convertible notes. Accordingly, during the quarter ended March 31, 2007, Solar Enertech sold units consisting of:

  $5,000,000 in principal amount of Series A Convertible Notes and warrants to purchase 7,246,377 shares of its common stock;
  $3,300,000 in principal amount of Series B Convertible Notes and warrants to purchase 5,789,474 shares of its common stock, and;
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

Solar Enertech analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that the notes contain two potential derivative features, the basic conversion option and a redemption privilege accruing to the holder if certain conditions exist. We determined that derivative accounting for the basic conversion feature is not required as the conversion feature meets one of the exclusions to the scope of SFAS No. 133 in that the contract is (1) issued or held by the reporting entity, (2) indexed to the entity’s own stock, and (3) classified in stockholders’ equity in the entity’s balance sheet.

Subsequent evaluation of the contract resulted in a determination that a redemption privilege giving the counterparty the right to require the Company to redeem the shares upon the occurrence of certain triggering events, one of which was outside of the control of the Company, did result in an embedded derivative requiring derivative accounting. Derivative accounting was determined to be appropriate because the embedded contract derivative is not already accounted for at fair value, is not clearly and closely associated with the host contract and it would be a derivative pursuant to paragraphs 6-11 of SFAS 133 if it were a free standing instrument.

Note that this determination was made on June 25, 2007, subsequent to the filing of the Form 10Q for the quarter ended March 31, 2007 and requires Solar Enertech to file an amended 10QSB and restatement of its financial statements as a result of this issue. See restatement disclosures in Note 9.

Additionally, Solar Enertech also analyzed these financial instruments and determined that SFAS 150 was not applicable because these instruments are not mandatorily redeemable, do not embody an unconditional obligation to repurchase Solar Enertech’s equity shares requiring settlement through the transfer of assets, is not indexed to such an obligation and does not embody a conditional obligation to repurchase Solar Enertech’s shares requiring settlement in a variable number of shares.

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

Warrants

Summary information regarding warrants is as follows:

						Weighted
					Weighted Average	Average
	# of Warrants		Exercise	Number Outstanding	Remaining	Exercise
	Issued	Expiry	Price	as at March 31, 2007	Contractual Life	Price
Issued, 05-May-06 to	6,107,000	30-Apr-07 to 29-Nov-07	$1.00	6,107,000
29-Nov-06
Issued, 07-Mar-07	7,246,377	7-Mar-12	$1.21	7,246,377
Issued, 07-Mar-07	507,247	7-Mar-12	$0.69	507,247
Issued, 20-Mar-07	21,578,949	20-Mar-12	$0.90	21,578,949
Issued, 20-Mar-07	1,510,528	20-Mar-12	$0.57	1,510,528
	36,950,101			36,950,101	4.21 years	$0.96

The relative fair value of the warrants amounted to $1,106,000 and was estimated using the Black-Scholes stock price valuation model with the following assumptions: i) Expected share price volatility of 80.21%; ii) Risk free interest rate of 4.5%; iii) Expected weighted average life – 1 year; and iv) No dividend yield.

Options

Summary information regarding options is as follows:

						Options Outstanding
						Weighted
					Number	Average	Weighted
	# of				Outstanding	Remaining	Average
	Options		Exercise		as at March	Contractual	Exercise
	Granted	Expiry	Price	Exercised	31, 2007	Life (year)	Price
Granted to Leo Young, March 1,	36,000,000	10-Feb-10	$0.0001	10,750,000	25,250,000	2.71	$0.0001
2006

Granted to Frank Fang Xie,	1,500,000	10-Feb-10	$0.0001	-	1,500,000	0.16	$0.0000
March 1, 2006

	37,500,000			10,750,000	26,750,000	2.87 years	$0.0001

The options held by Mr. Young include 14,250,000 which were exercisable as of March 31, 2007. All of the options held by Mr. Xie were exercisable as of March 31, 2007.

The fair value of the options granted under the option agreements was estimated at $7,902,253 using the Black-Scholes stock price valuation model with the following assumptions: i) Expected share price volatility of 80.21%; ii) Risk free interest rate of 4.65%; iii) Expected weighted average life - 4 years; and iv) No dividend yield.

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

NOTE 9 - RESTATEMENTS

Solar Enertech recently determined that it did not account for a derivative liability related to its convertible notes payable in its previously issued financial statements as of and for the quarter ended March 31, 2007 as more fully described in Note 7

Our consolidated financial statements for the period from inception (July 7, 2004) through March 31, 2007 have been restated for the changes described above. The impact of the adjustments relating to these transactions on the consolidated balance sheet as of March 31, 2007 and the statements of operations for the three months ended March 31, 2007 and the period from inception (July 7, 2004) through March 31, 2007 are summarized below:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet
Derivative liability	$-	$1,235,446	$1,235,446
Deficit accumulated during development stage	(9,740,890)	(1,235,446)	(10,976,336)

Statement of Operations
For six months ended March 31, 2007
Loss on derivative liabilities	-	1,235,446	1,235,446
Net loss	(1,178,927)	(1,235,446)	(2,414,373)

Weighted Average Shares Outstanding	73,666,329	73,666,329	73,666,329
Net loss per share - Continuing operations	$(0.01)	$(0.02)	$(0.03)

Statement of Operations
From inception (July 7, 2004) through March 31, 2007
Loss on derivative liabilities	-	1,235,446	1,235,446
Net loss	(9,740,890)	(1,235,446)	(10,976,336)

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

We have financed our operations since inception primarily through private sales of securities. As of March 31, 2007, we had approximately $14.4 million in cash, and working capital of $14.9million.

Three and six month periods ended March 31, 2007

The following table sets forth our consolidated statements of operations for the three and six month period ended March 31, 2007.

	Three month	Six month
	ended March	ended March
	31, 2007	31, 2007
	(Restated)	(Restated)

Revenues
Sales	$3,208	$3,208
Cost of goods sold	(5,958)	(5,958)
Gross loss	(2,750)	(2,750)

Expenses
Selling, general and administrative	321,096	727,859
Research and development	3,986	105,784
Total operating expense	325,082	833,643

Interest income	6,393	12,820
Interest expense	(355,354)	(355,354)
Loss on derivative liabilities	(1,235,446)	(1,235,446)

Net loss	$(1,912,239)	$(2,414,373)

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

Expenses and general and administrative expenses

During the three and six month periods ended March 31, 2007, the Company incurred total expenses of $325,082 and $833,643, respectively. These expenses were related mainly to start up costs associated with the construction and development of the Company’s manufacturing facility, and to activities associated with the maintenance of a public listing, such as communications with shareholders, legal and accounting fees, and corporate development and promotion. Some of these expenses during the six month period ended March 31, 2007, as well as cash disbursements of $2,109,455 in leasehold improvements (net of capitalized interest of $54,204), and $105,671 for the acquisition of equipment are one time expenses resulting from start up costs of equipping the Company’s Shanghai manufacturing facility. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.

Loss on derivate liabilities

The redemption privilege in convertible notes issued in March 2007 gave the holders the right to require the Company to redeem the shares upon the occurrence of certain triggering events, one of which was outside of the control of the Company, did result in an embedded derivative requiring derivative accounting. Derivative accounting was determined to be appropriate because the contract is not already accounted for at fair value, is not clearly and closely associated with the host contract and it would be a derivative pursuant to paragraphs 6-11 of SFAS 133 if it were a free standing instrument. In the quarter ended March 31, 2007, we recorded $1,235,446 of loss on derivate liabilities.

The loss on derivate liabilities was not recorded in the original Form 10-QSB filed on May 18, 2007. Our consolidated financial statements for the period from inception (July 7, 2004) through March 31, 2007 have been restated for the changes described above. Please refer to Note 9 to the consolidated financial statements for additional discussion regarding the restatement.

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

Net Loss

Our net loss was $1,912,239 and $2,414,373, for the three and six month periods ended March 31, 2007, respectively. The net loss reflects our expenses relating to our acquisitions and financings, the cost of additional employees to pursue our strategy, and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from the sales of our SolarE panels.

Liquidity and Capital Resources

     As of March 31, 2007, we had cash and cash equivalents of $14,398,617 and working capital of $14,948,630. Since inception, we funded our operations from private sales of equity and loans. In March 2007 we completed an offering of Series A and Series B Convertible Notes and warrants pursuant to which we raised approximately $17.3 million in gross proceeds. We will use the proceeds form the notes for working capital. We believe that we currently have sufficient working capital to fund our operations for at least the next eight months. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events may result in the need to seek additional equity or debt financing earlier than eight months from now.

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

Solar Enertech analyzed these instruments for derivative accounting consideration under SFAS 133 and EITF 00-19, and determined that the notes contain two potential derivative features, the basic conversion option and a redemption privilege accruing to the holder if certain conditions exist. We determined that derivative accounting for the basic conversion feature is not required as the conversion feature meets one of the exclusions to the scope of SFAS No. 133 in that the contract is (1) issued or held by the reporting entity, (2) indexed to the entity’s own stock, and (3) classified in stockholders’ equity in the entity’s balance sheet.

Subsequent evaluation of the contract resulted in a determination that a redemption privilege giving the counterparty the right to require the Company to redeem the shares upon the occurrence of certain triggering events, one of which was outside of the control of the Company, did result in an embedded derivative requiring derivative accounting. Derivative accounting was determined to be appropriate because the contract is not already accounted for at fair value, is not clearly and closely associated with the host contract and it would be a derivative pursuant to paragraphs 6-11 of SFAS 133 if it were a free standing instrument. We recorded $1,235,446 of loss on derivative liabilities in the quarter ended March 31, 2007.

Note that this determination was made on June 25, 2007, subsequent to the filing of the Form 10QSB for the quarter ended March 31, 2007 and requires Solar Enertech to file an amended 10QSB and restatement of its financial statements as a result of this issue. See restatement disclosures in Note 9.

Additionally, Solar Enertech also analyzed these financial instruments and determined that SFAS 150 was not applicable because these instruments are not mandatorily redeemable, do not embody an unconditional obligation to repurchase Solar Enertech’s equity shares requiring settlement through the transfer of assets, is not indexed to such an obligation and does not embody a conditional obligation to repurchase Solar Enertech’s shares requiring settlement in a variable number of shares.

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

Derivative Financial Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on the balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Solar Enertech hired an independent valuation expert to determine the fair values of derivatives. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations.

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

Continuing to invest in research. In order to achieve our goal of providing higher quality solar cells and modules at more competitive prices, we intend to invest in research. Our research is targeted at improving solar cells so that they have a higher conversion rate. We are also trying to develop non-silicon based solar cells.

Projected Expenditures Over The Next 12 Months

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this report:

(a)	Personnel costs in Shanghai, China and the United States:	$2,150,000
(b)	Production development / factory leasing costs:	371,000
(c)	Administration, sales and marketing office:	1,150,000
(d)	General and administrative expenses:	1,050,000
(e)	PV production and manufacturing equipment:	11,860,000
(f)	Silicon material purchase	45,600,000
(g)	Professional fees and expenses, regulatory expenses:	105,000
(h)	Shareholder communications:	208,000
(i)	Travel, Miscellaneous, Unallocated	65,000
(j)	Other capital acquisition	$696,000
(k)	Research and development	$1,345,000

Total:		$64,600,000

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are not effective because of delay in recording and disclosing derivative liabilities related to convertible notes contracts entered in March 2007. We restated our consolidated financial statements for the year ended September 30, 2006 in order to correct the accounting related to derivative accounting.

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

Except as discussed above, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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