Form 10KSB/A
period 2005-09-30
SOLAR ENERTECH CORP
filed 2007-09-20
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Common Stock, $0.001 Par Value
(Title of class)

EXPLANATORY NOTE
On December 21, 2005, Solar Enertech Corporation (formerly known as Safer Residence Corporation) filed its Annual Report on Form 10-KSB for the year ended September 30, 2005 (the “Original Filing”). Included in the Original Filing was an auditor’s report for the fiscal year ended September 30, 2005, which referred to “the cumulative period from July 7, 2004 (date of inception) to September 30, 2004” instead of “for the period from incorporation July 7, 2004 to September 30, 2004 and for the cumulative period from incorporation July 7, 2004 to September 30, 2005.” We are filing this Amendment No. 1 to the Original Filing to include the corrected auditor’s report.
The other portions of the Original Filing are unaffected by the changes described above and have not been amended. All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the correction noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SAFER RESIDENCE CORPORATION
(A Development Stage Company)
FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Safer Residence Corporation
We have audited the accompanying balance sheets of Safer Residence Corporation as of September 30, 2005 and 2004, and the related statements of operations, cash flows, and stockholders’ equity for the year ended September 30, 2005, for the period from incorporation July 7, 2004 to September 30, 2004 and for the cumulative period from incorporation July 7, 2004 to September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

/s/ Morgan & Company, Chartered Accountants
Morgan & Company, Chartered Accountants
Vancouver, Canada
November 23, 2005

SAFER RESIDENCE CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Stated in U.S. Dollars)

	SEPTEMBER 30
	2005	2004

ASSETS

Current
Cash	$48,401	$21,799

Equipment, net	7,592	—

	$55,993	$21,799

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,400	$1,500

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

SAFER RESIDENCE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
		Period from	Period From
		Incorporation	Incorporation
	Year Ended	July 7, 2004	July 7, 2004
	September 30,	to September 30,	to September 30,
	2005	2004	2005

Revenue	$—	$—	$—

Expenses
Organizational costs	—	936	936
Professional fees	13,986	1,500	15,486
Office and administration	4,252	265	4,517
Marketing	29,068	—	29,068
Amortization	400	—	400

	47,706	2,701	50,407

Net Loss For The Period	$(47,706)	$(2,701)	$(50,407)

Net Loss Per Share, Basic and Diluted	(0.02)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	2,383,288	2,000,000

The accompanying notes are an integral part of the financial statements.

SAFER RESIDENCE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			Cumulative
		Period from	Period From
		Incorporation	Incorporation
	Year Ended	July 7, 2004 to	July 7, 2004 to
	September 30,	September 30,	September 30,
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(47,706)	$(2,701)	$(50,407)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	400	—	400
Accounts payable and accrued liabilities	1,900	1,500	3,400

	(45,406)	(1,201)	(46,607)

Cash Flows from Investing Activity
Equipment purchases	(7,992)	—	(7,992)

Cash Flows From Financing Activity
Issuance of common shares	80,000	23,000	103,000

Increase In Cash During The Period	26,602	21,799	48,401

Cash, Beginning Of Period	21,799	—	—

Cash, End Of Period	$48,401	$21,799	$48,401

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

SAFER RESIDENCE CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
PERIOD FROM INCEPTION JULY 7, 2004 TO SEPTEMBER 30, 2005
(Stated in U.S. Dollars)

				DEFICIT
	CAPITAL STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Beginning Balance	—	$—	$—	$—	$—

Stock issued for cash	1,700,000	1,700	15,300	—	17,000
Stock issued for cash	600,000	600	5,400	—	6,000
Net loss for the period	—	—	—	(2,701)	(2,701)

Balance, September 30, 2004	2,300,000	2,300	20,700	(2,701)	20,299

Stock issued for cash	800,000	800	79,200	—	80,000
Net loss for the year	—	—	—	(47,706)	(47,706)

Balance, September 30, 2005	3,100,000	$3,100	$99,900	$(50,407)	$52,593

The accompanying notes are an integral part of the financial statements.

SAFER RESIDENCE CORPORTATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

SAFER RESIDENCE CORPORTATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)
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

SAFER RESIDENCE CORPORTATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)
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
3.	EQUIPMENT

	SEPTEMBER 30			SEPTEMBER 30
	2005			2004
		ACCUMULATED	BOOK	BOOK
	COST	DEPRECIATION	VALUE	VALUE

Video equipment	$7,992	$400	$7,592	$—

	$7,992	$400	$7,592	$—

4.	SHARE CAPITAL

On August 23, 2005, the Company completed a private placement of 800,000 common shares at a price of $0.10 per share for total proceeds of $80,000.

SAFER RESIDENCE CORPORTATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(Stated in U.S. Dollars)
5.	INCOME TAX

A reconciliation of income tax expense to the amount computed at the statutory rate is as follow:

	2005	2004

Loss for the period	$(47,706)	$(2,701)
Statutory tax rate	35%	35%

Expected income tax provision	$(16,697)	$(945)
Unrecognized tax losses	16,697	945

	$—	$—

Significant components of deferred income tax assets are as follows:

	2005	2004

Expected income tax provision	$17,640	$945
Unrecognized tax losses	(17,640)	(945)

	$—	$—

The Company has approximately $50,000 in income tax loss carryforwards which will expire in 2025 if not utilized.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of September, 2007.

SOLAR ENERTECH CORP.
Date: September 20, 2007

By:	/s/ Leo Shi Young
Leo Shi Young
President/CEO, director
Date: September 20, 2007

By:	/s/ Ming Wai Anthea Chung
Ming Wai Anthea Chung
Chief Financial Officer