Form 10KSB/A
period 2006-09-30
SOLAR ENERTECH CORP
filed 2007-09-20
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 3
Mark One

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
☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☑
Net revenues for its most recent fiscal year: $nil
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act):
Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of September 6, 2007: $45,299,292.
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
Yes ☐ No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Number of common voting shares outstanding as of September 10, 2007: 78,807,012
DOCUMENTS INCORPORATED BY REFERENCE
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
     Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

EXPLANATORY NOTE
Restatement of consolidated financial statements
On April 20, 2007, Solar Enertech Corporation (the “Company”) filed Amendment No. 1 to amend our previously filed Annual Report on Form 10-KSB (the “Original Filing”) for the year ended September 30, 2006 (“fiscal year 2006”) for certain identified errors. Subsequently, in responding to the comment letter received from the US Securities and Exchange Commission (“SEC’), we filed Amendment No. 2 to Form 10-KSB to modify certain disclosures. We are currently filing Amendment No. 3 to Form 10-KSB to correct for additional errors discovered in responding to additional SEC comments. On August 15, 2007, management filed a Current Report on Form 8-K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. Further discussion of these amendments follows:
Amendment No.1
In April 2007, we identified certain accounting errors related to option agreements with employees and other share based compensation, and determined that we had not properly accounted for certain transactions with and by related parties. Accordingly, share based compensation charges were revised on our Form 10-KSB/A filed on April 20, 2007, referred to as Amendment No. 1. In Amendment No. 1, we also amended disclosures to footnotes 2, 6 and 10 to present a share based compensation charge of $52,637 in connection with two option agreements dated March 1, 2006 between a former officer and director of the Company, and the current President and a current director of the Company, and a further stock compensation charge of $7,820,000 in connection with the transfer of shares of common stock between the Company’s President and certain employees of Infotech (Shanghai) Solar Technologies Ltd (“Infotech Shanghai”), which is consolidated as a variable interest entity. The effect of the changes related to accounting for the issues described above on our statement of operations from inception through September 30, 2006 was an increase in our net loss attributable to common shareholders of $7,872,637. Basic loss attributable to common shareholders per share from inception through September 30, 2006 was an increase of $0.11. There was no net effect on our balance sheet as of September 30, 2006. The fair value of the options was calculated using the Black-Scholes valuation model. The assumptions used in the model were subsequently revised which resulted in Amendment No. 3 described below.
Amendment No.2
We filed Amendment No. 2 on August 15, 2007 in response to a comment letter received from the Securities and Exchange Commission. In Amendment No. 2, we revised the presentation in the statement of operations and enhanced disclosures throughout the document.
Amendment No. 3
In responding to the second comment letter received from the Securities and Exchange Commission, we reviewed certain historical transactions incurred prior to September 30, 2006 and made the following adjustments in Amendment No. 3 to Form 10-KSB:
•	The Company recorded an additional compensation expense of $14.4 million related to the options granted on March 1, 2006 to the current President and a director. The original Black Scholes model used $0.002 as the fair value of the common stock, based on the most recent sale of our common stock prior to the issuance date. However, shortly after the grant dates of these options, the Company’s shares traded at a significantly higher value. Management revised the assumptions used in the Black Scholes model, most notably increasing the share price from $0.002 to $0.70 per share based upon a valuation performed by our management. This resulted in significantly higher compensation expense.

•	The Company recorded an additional compensation expense of $2.9 million related to the 5.75 million shares transferred from the President to various officers and employees of Infotech

Shanghai. The share price of $1.36 used in the original calculation was based on an incorrect transaction date. The share price used in the revised calculation was $1.86 which resulted in significantly higher compensation expense.

•	The Company recorded a withholding tax expense and liability of $2.1 million related to the exercise of stock options by the President and a US employee.

•	The Company reclassified imputed interest on a related party loan of $31,000 from additional paid in capital to accrued expense.
Impact of Error on Previously filed Financial Statements
Our consolidated financial statements for the period from inception (July 7, 2004) through September 30, 2006 have been restated for the changes described above. The impact of the adjustments relating to these transactions on the consolidated balance sheet as of September 30, 2006 and the statements of operations for the year ended September 30, 2006 and the period from inception (July 7, 2004) through September 30, 2006 are summarized below:

	Original Form 10-
	KSB	Adjustments	Amendment No. 3

Balance Sheet — Septemeber 30, 2006

Accounts payable and accrued liabilities	$64,766	$2,118,523	$2,183,289

Accounts payable and accrued liabilities, related parties	$58,168	$31,124	$89,292
Additional paid in capital	$3,664,817	$25,099,338	$28,764,155
Deficit accumulated during development stage	$(689,326)	$(27,248,983)	$(27,938,309)

Statement of Operations

For the year ended September 30, 2006

Selling, general and administrative expense	$633,290	$27,248,983	$27,882,273

Net loss	$(638,919)	$(27,248,983)	$(27,887,902)

Net loss per share — Continuing operations	$(0 .01)	$(0.37)	$(0.38)

Statement of Operations

From inception (July 7, 2004) through September 30, 2006
Selling, general and administrative expense	$633,290	$27,248,983	$27,882,273

Net loss	$(689,326)	$(27,248,983)	$(27,938,309)
A discussion of the restatement is set forth in Item 6. Management’s Discussion and Analysis or Plan of Operation and in Note 14 to the Consolidated Financial Statements included in this Amendment No. 3 on Form 10-KSB/A. Changes have also been made to the following items in Part II of Amendment No. 3 on Form 10-KSB/A as a result of the restatement:

Part II
•	Item 6. “Management’s Discussion and Analysis or Plan of Operation”

•	Item 7. “Financial Statements and Supplementary Data”

•	Item 8A. “Controls and Procedures”
Part III
•	Item 10. Executive Compensation
The other portions of the Original Filing are unaffected by the changes described above and have not been amended except for the correction of grammatical and spelling errors and some re-drafting for clarification. All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

FORWARD-LOOKING STATEMENTS
This report on Form 10-KSB contains forward-looking statements, in particular in our Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.
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
YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS
The forward-looking statements made in this report on Form 10-KSB/A relate only to events or information as of the date on which the statements are made in this report on Form 10-KSB/A. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

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
The Company’s goal is to maximize its value through manufacturing and distribution of PV Cells in China and California. The Company’s current focus is to establish a sophisticated 42,000-square-foot manufacturing facility in Shanghai’s Jinqiao Modern Science and Technology Park. Solar plans to invest in PV cell research to develop higher efficiency cells and put the results of that research to use immediately in its manufacturing processes. The Company has also established a marketing, purchasing and distribution arm in Northern California’s Silicon Valley. The Company currently has no other operations.
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
Growth in installed solar power systems has been stimulated by long-term government subsidies, tax incentives and feed-in tariffs (requiring the utilities to buy back excess power generated by privately owned PV systems). In the U.S., federal tax credits coupled with state rebates and tax incentives have stimulated continued growth in PV system installations.
PV advantages include security, system reliability, low maintenance, modularity and flexibility of design, as well as significant environmental benefits (carbon neutral, fossil fuel independent). PV also supports the trend toward distributed (point-of-use) power generation. We believe that capacity constraints, increased demand for power reliability, and the challenges of building new centralized power plants will increase the demand for distributed generation of power.

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
Concentrating Solar Power (CSP)
CSP technologies are based on concentrating solar radiation to heat fluids, which can then be used to generate industrial heating or cooling, to produce electricity, or to desalinate water. The first commercially scaled CSP systems were built in Southern California in the mid-1980’s and continue to deliver power to the Los Angeles basin. CSP’s can provide safe, clean, economical, renewable power in either large-scale, grid-connected installations, or remote off-grid locations.
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
Compared to other energy technologies, solar power’s benefits include:
•	Environmental Superiority. Solar power is one of the most benign electric generation resources. Solar cells and CSP systems generate electricity without significant air or water emissions, habitat impact or waste generation;

•	Price Stability. Unlike fossil fuels, solar energy has no fuel price volatility or delivery risk. Although there is variability in the amount and timing of sunlight, it is predictable, and a properly configured system can be designed to be highly reliable while providing long-term, fixed price electricity

•	Location Flexibility. Unlike other renewable resources such as hydroelectric or wind power, solar power can be generated where it is needed. This limits the expense and energy losses associated with transmission and distribution of large, centralized power stations;

•	Peak Generation. Solar power is well-suited to match peak energy needs as maximum sunlight hours generally correspond to peak demand periods when electricity prices are at their highest;

•	System Modularity. Solar power products can be deployed in many sizes and configurations to meet the specific needs of the user.

•	Reliability. With no moving parts or regular required maintenance, photovoltaic systems are among the most reliable forms of electricity generation.
Company’s Strategy
The Company’s business strategy includes the acquisition, manufacturing and marketing of innovative PV Cells in order to provide superior solutions to its customers. In so doing, the Company believes it will generate substantial value for its stockholders while contributing to energy security, social equity, and protection of the ecosystems.
Principal Products and Services
The essential component in all solar panel applications is the photovoltaic (PV) solar cell, which converts the sun’s visible light into electricity. Solar Enertech Corp. manufactures PV solar cells and designs advanced PV modules for a variety of applications, such as roof panels, solar arrays, and modules incorporated directly into exterior walls.
During the fiscal year ended September 30, 2006, the Company established its manufacturing facility in Shanghai, the largest economic and transportation centre of China. The 42,000 square foot manufacturing facility is located in the Jinqiao Modern Science and Technology Park, a newly dedicated high tech business park.
By establishing its manufacturing facility in Shanghai, the Company will benefit from China’s favorable policies and cost-effective labor force to produce quality solar cells and systems for global applications.
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

RISKS RELATED TO OUR BUSINESS
Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See “Forward-Looking Statements.”
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
The PV market is at a relatively early stage of development and the extent to which PV products will be widely adopted is uncertain. Market data in the PV industry are not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If PV technology proves unsuitable for widespread adoption or if demand for PV products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to sustain profitability. In addition, demand for PV products in targeted markets, including China, may not develop or may develop to a lesser extent than we anticipated. Many factors may affect the viability of widespread adoption of PV technology and demand for PV products, including:
•	cost-effectiveness of PV products compared to conventional and other non-solar energy sources and products;

•	performance and reliability of PV products compared to conventional and other non-solar energy sources and products;

•	availability of government subsidies and incentives to support the development of the PV industry;

•	success of other alternative energy generation technologies, such as fuel cells, wind power and biomass;

•	fluctuations in economic and market conditions that affect the viability of conventional and non- solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by end users of PV products, which tend to decrease when economy slows down; and

•	deregulation of the electric power industry and broader energy industry.
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
Our future success depends on our ability to significantly develop manufacturing capacity and output. If we are unable to do so, we may be unable to expand our business, decrease our costs per watt, maintain our competitive position and improve profitability. Our ability to establish manufacturing capacity and increase output is subject to significant risks and uncertainties, including:
•	the need to raise significant additional funds to purchase and prepay for raw materials or to buy equipment for our recently secured manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

•	delays and cost overruns as a result of a number of factors, many of which may be beyond our control, such as increases in raw materials prices and problems with manufacturing equipment vendors;

•	delays or denial of required approvals by relevant government authorities;

•	diversion of significant management attention and other resources; and

•	failure to execute our plan of operations effectively.
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
As we develop our business, we will likely have a limited number of customers initially and will be dependent on these customers for our continued operations. We anticipate that our dependence on a limited number of customers will continue for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:
•	reduction, delay or cancellation of orders from one or more significant customers;

•	selection by one or more significant distributor customers of products competitive with ours;

•	loss of one or more significant customers and failure to identify additional or replacement customers; and

•	failure of any significant customers to make timely payment for products.
We face risks associated with the marketing, distribution and sale of PV products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.
We hope to market PV products outside of China. The marketing, international distribution and sale of PV products would expose us to a number of risks, including:
•	fluctuations in currency exchange rates;

•	difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, overseas markets;

•	increased costs associated with maintaining marketing efforts in various countries;

•	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our anticipated products;

•	inability to obtain, maintain or enforce intellectual property rights; and

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our anticipated products and make us less competitive in some countries.

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
We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we will be required to include management’s report on internal controls as part of our annual report for the fiscal year ending September 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending September 30, 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.
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
All of our business operations are conducted in China and some or most of our sales are likely to be made in China in the near future, although we are in the process of attempting to establish US distribution for our future products. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:
•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.
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
As we are a development stage company, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:
•	Announcements of technological or competitive developments;

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	Announcements regarding patent litigation or the issuance of patents to us or our competitors;

•	Announcements of studies and reports relating to the conversion efficiencies of our anticipated products or those of our competitors;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of other PV – solar industry companies;

•	addition or departure of our executive officers and key personnel;

•	release or expiry of resale restrictions on other outstanding common shares; and

•	sales or perceived sales of additional shares to raise working capital.
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
ITEM 2. DESCRIPTION OF PROPERTIES
We lease a sophisticated 42,000-square foot manufacturing and research facility in Shanghai’s Jinqiao Modern Science and Technology Park. The lease expires on February 19, 2009, and is renewable every 3 years with an adjustment in rental fee not to exceed 5% of the total rent of the previous year (3-year period). The termination clause in the agreement requires a notice of three months. Monthly costs are $16,913.
The Company also has an operating lease for 3,735 square-foot of office space in Shanghai, at a monthly cost of $6,573. The lease expires in May 2008, can be renewed with a three-month advance notice, and can not be terminated prior to expiration.
Finally, the Company leases corporate headquarter space in Menlo Park, in the heart of Northern California’s Silicon Valley, for a monthly cost of $1,050.
We consider these facilities adequate to meet our current needs. See “Management’s Discussion and Analysis — Liquidity and Capital Resources.”
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
Forward Stock Split
On February 24, 2006, 3 previous directors returned 1,447,727 (pre-forward stock split) common shares to the treasury for cancellation. Effective February 27, 2006, the Company forward split its issued common shares on the basis of forty-four new shares for one old share. The number of shares referred to in these consolidated financial statements has been restated wherever applicable, except where noted, to give retroactive effect to the forward stock split.
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
On June 9, 2006, the Company issued 505,000 units at $1.00 per unit, for net cash proceeds of $505,000. Each unit consists of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.60, expiring on June 8, 2007.
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
Rules Governing Low-Price Stocks that May Affect Our Shareholders’ Ability to Resell Shares of Our Common Stock
Our stock trades under the symbol “SOEN” on the NASD’s OTCBB.
Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.
The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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
In April of 2006, the Company, through its President Leo Shi Young, began to operate in China through an agent company, Infotech (Shanghai) Solar Technologies Ltd. (“Infotech”, the “Agent”). The Company formalized its relationship with the Agent by executing an Agency Agreement in April of 2006. The Company entered into the Agency Agreement with an existing Shanghai company to save the time associated with incorporating a subsidiary and then commencing business operations. The Agent is owned (through a Hong Kong company) by the Company’s President, Leo Shi Young. The Agent does not receive any compensation for acting in its capacity as Agent. Please refer to the Critical Accounting Policies section for a discussion regarding the agency arrangement.
In keeping with its intention to develop a business in the PV industry, the Company:
1.	Entered into a lease agreement, through the Agent, in Shanghai, China, to lease a 42,000 square foot factory space for the purpose of building solar cell production lines and related facilities;

2.	Hired through its Agent in Shanghai, China, a total of 12 personnel to engage in the following activities:
a.	management team: to oversee the manufacturing plant’s infrastructure and production lineconstruction;

b.	technical and R&D team: to design and oversee plant development and software development;

c.	engineering team: to oversee the execution of the plant design;

d.	A human resources staff: for future operational recruiting;

e.	Accounting staff.
3.	Completed plant leasehold improvements;

4.	Solar cell and module manufacturing equipment was readied and tested ;

5.	manufacturing control software and quality control software was installed and validated;

6.	environmental controls, including stainless steel “wind shower” devices currently being tested for their automatic sensors which control the “shower” whenever workers pass between less sensitive areas of the facility into the workshop ensuring the production facility is completely free of any kind of particulate debris, were tested;

7.	Purchased and stocked silicon materials and other inventory items;

8.	Fist solar modules came off the production line on November 23, 2006.
Each high conversion module represents 170 watts of quality-built solar electric power generating capability ready for delivery. The modules will be commercialized under the brand name SolarE.
For the fiscal year ended September 30, 2006, we had no revenues and we incurred losses of $27,887,902, of which $14,122 was a loss from discontinued operations. Our operating expenses included significant stock based compensation expense, legal and accounting expenses, as well rent and investor relations expenses. We expect to continue to use cash in our operating activities as we expand our manufacturing capacity and our product shipments.

The Company, on September 27, 2006, announced that it had entered into a non-definitive agreement under which Shangsheng Estate Development Co., Shanghai, would purchase up to $350,000 in PV cell products from the Company. To date, no firm orders have been received, but the Company expects that these orders will be filled during the second quarter of fiscal 2007.
Management Discussion and Analysis
Results of Operations
We have financed our operations since inception primarily through private sales of securities. As of September 30, 2006 we had approximately $2.8 million in cash and we received $1,500,000 in gross proceeds from a sale of securities in November 2006.
Fiscal Year Ended September 30, 2006
The following table sets forth our consolidated statements of operations for the year ended September 30, 2006.

Expenses	2006 (Restated)
Selling, general and administrative	$27,882,273

Total expenses	$27,882,273

Other income
Interest income	$8,493

Loss from continued operations	$(27,873,780)

Loss from discontinued operations	$(14,122)

Net loss	$(27,887,902)

As discussed above, in 2006, our business focus began to change to solar energy, from home security assistance services, with the establishment of our manufacturing plant in China and the manufacturing of our first SolarE solar modules in November 2006. Due to the significant changes, part of our results for the year ended September 30, 2006 and all the results for the year ended September 30, 2005 are being reported as discontinued operations, and we believe that a comparison of results of operations for the years ended September 30, 2006 and September 30, 2005 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors.”
Restatements
On August 15, 2007, the Company filed a Current Report on Form 8K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and for the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. The impact of the adjustments on the consolidated balance sheet as of September 30, 2006 and the statements of operations for the year ended September 30, 2006 and the period from inception (July 7, 2004) through September 30, 2006 are summarized and explained in detail as follows:

	Original Form 10-	Adjustments	Note	Amendment No. 3
	KSB

Balance Sheet — Septemeber 30, 2006

Accounts payable and accrued liabilities	$64,766	$2,118,523	B	$2,183,289
Accounts payable and accrued liabilities, related parties	$58,168	$31,124	C	89,292
Additional paid in capital	$3,664,817	$25,099,338	D	28,764,155
Deficit accumulated during development stage	$(689,326)	$(27,248,983)	A	(27,938,309)

Statement of Operations

For the Year ended September 30, 2006

Selling, general and administrative expense	$633,290	$27,248,983	A	$27,882,273

Net loss	$(638,919)	$(27,248,983)	A	$(27,887,902)

Net loss per share — Continuing operations	$(0.01)	$(0.37)	A	$(0.38)

Statement of Operations

From inception (July 7, 2004) through September 30, 2006
Selling, general and administrative expense	$633,290	$27,248,983	A	$27,882,273

Net loss	$(689,326)	$(27,248,983)	A	$(27,938,309)
Note A
Under an agreement dated March 1, 2006, the current President and CEO of the Company was granted an option to purchase a total of 36 million shares of common stock directly from a former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting on March 1, 2006, and the remaining options vesting on March 1, 2007 and March 1, 2008, respectively. Additionally, under another agreement dated March 1, 2006, a current director has the right and option to purchase a total of 1.5 million shares of common stock of the Company directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vested immediately. In July 2006, the President and CEO exercised a portion of his option and acquired 10.75 million shares of common stock from the former officer and subsequently transferred 5.75 million shares to various employees of Infotech Shanghai. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) on January 1, 2006. FAS 123R requires the Company to record compensation expense for shares transferred from a related party to employees of the Company for services provided to the Company.
We made the following three adjustments related to these transactions:
1.	The fair value of the options granted under the option agreements to the President and CEO and a director was estimated using the Black-Scholes stock price valuation model with the following assumptions:
▪	Volatility of 82.57%

▪	Risk- free interest rate of 4.65%

▪	Expected lives — 4 years

▪	No dividend yield

▪	Market value per share of stock on measurement date of $0.70.
The Black Scholes model valued the options at $26,406,296 which is amortized over the service period: $14,435,462 in fiscal year 2006, $8,450,026 in fiscal year 2007 and $3,520,808 in fiscal year 2008. Based on the revised calculation, we increased stock compensation by $14,435,462 in fiscal year 2006.

2.	The fair value of the shares transferred to employees was $10,695,000, using the market price on July 6, 2006, the date of transfer. We recorded $10,695,000 of compensation expense in fiscal year 2006.

3.	The Company recorded an additional compensation expense of $2,118,523, related to withholding tax obligations arising from the exercise of stock options by the President and a US employee.

The above three adjustments increased selling, general and administrative expense, net loss and deficit accumulated during development stage by $27,248,983 for fiscal year 2006. The impact on the earnings per share was a loss of $0.37 per share. The impact on cumulative selling, general and administrative expense and net loss from inception (July 7, 2004) through September 30, 2006 was $27,248,983.
Note B
In conjunction with the adjustment described in Note A, the Company recorded an additional compensation expense of $2,118,523, related to the withholding tax obligations arising from the exercise of stock options by the President and a US employee. Accordingly, accrued liabilities increased by $2,118,523.
Note C
The Company reclassified $31,124 of interest expense on a related party loan from the additional paid in capital account to accrued expense. The loan is due on demand.
Note D
Additional paid in capital was increased by $25,130,462 due to the stock option adjustments described in Note A. The additional paid in capital account was reduced by $31,124 due to the reclassification entry described in Note C. The net impact on additional paid in capital was $25,099,338.
Amendments to Annual Report on Form 10-KSB
We filed our Annual Report on Form 10-KSB on December 26, 2006. Subsequently, we filed Amendment No. 1 on April 10, 2007 and Amendment No. 2 on July 3, 2007. We are currently filing Amendment No. 3 to our Form 10-KSB.
In April 2007, we disclosed that we did not account for options granted to the President and CEO and a director of the Company. We also had not properly accounted for shares transferred from the President and CEO to various employees. In Amendment No. 1, we recorded an additional share based compensation charge of $52,637, calculated using the Black Scholes model, in connection with the options granted to the President and CEO and a director. We also recorded a stock compensation charge of $7,820,000 in connection with the transfer of shares of common stock between the President and CEO and various employees of the Company. The effect of the changes related to accounting for the issues described on our statement of operations from inception through September 30, 2006 was an increase in our net loss attributable to common shareholders of $7,872,637. Basic loss attributable to common shareholders per share from inception through September 30, 2006 was an increase of $0.11. There was no net effect on our balance sheet as of September 30, 2006.

In August 2007, in responding to the second comment letter received from the Securities and Exchange Commission, we reviewed the stock option transaction and made the following adjustments in Amendment No. 3 to Form 10-KSB:
•	The Company recorded an additional compensation expense of $14.4 million related to the options granted on March 1, 2006 to the current President and a director. The original Black Scholes model used $0.002 as fair value of the common stock, based on the most recent sale of our common stock prior to the issuance date. However, shortly after the grant dates of these options, the Company’s shares traded at a significantly higher value. Management revised the assumptions used in the Black Scholes model, most notably increasing the share price from $0.002 to $0.70 per share based upon a valuation performed by our management. This resulted in significantly higher compensation expense.

•	The Company recorded an additional compensation expense of $2.9 million related to the 5.75 million shares transferred from the President to various officers and employees of Infotech Shanghai. The share price of $1.36 used in the original calculation was based on an incorrect transaction date. The share price used in the revised calculation was $1.86 which resulted in significantly higher compensation expense.

•	The Company recorded a withholding tax expense and liability of $2.1million related to the exercise of stock options by the President and a US employee.

•	The Company in Amendment No. 3 reclassified imputed interest on a related party loan of $31,000 from additional paid in capital to accrued expense.
Amendment No. 2 to Form 10-KSB was filed on July 3, 2007 in response to the first comment letter received from the Securities and Exchange Commission. We revised the presentation in the statement of operations and enhanced disclosures throughout the document. We made no adjustment to the numbers in Amendment No. 2.
Revenues
For the year ended September 30, 2006, we had interest income of $8,493. Production of our SolarE solar modules began in the first quarter of fiscal 2007. We expect to start earning revenues from sales of the modules in the second quarter of our 2007 fiscal year. Our future revenues will depend not only on successful sales efforts, but also on our ability to ramp up production.
Cost of sales
For the year ended September 30, 2006, we had no costs of sales since we had not yet manufactured nor sold any SolarE solar modules. In November 2006, the first SolarE solar modules came off the production line. We do not believe the costs of sales for the modules manufactured in the first quarter of 2007 to be a reliable indicator of gross margin for the future. A substantial part of cost of sales for the SolarE modules consists of silicon wafers. The cost of silicon wafers is currently volatile and is expected to rise due to a current supply shortage. We are uncertain of the extent to which component price increases will negatively affect our gross profit margins in the near future, as we may be able to pass on some of these increases to customers. We are currently exploring various supply strategies to control our raw materials costs. In addition, we are exploring strategies to reduce other manufacturing costs.
Expenses and general and administrative expenses
During the fiscal year ended September 30, 2006, the Company incurred total expenses from continuing operations of $27,882,273. Stock based compensation charges accounted for $25,130,462, while the remaining expenses related mainly to start up costs associated with the construction and development of the Company’s manufacturing facility, and to activities associated with the change in business, such as shareholder communication, legal and accounting fees, and corporate development and promotion. Some of these expenses, as well as cash disbursements of $742,720 in leasehold improvements (net of capitalized interest), are one time expenses resulting from start up costs of equipping the Company’s Shanghai manufacturing facility. The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.
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
Net Loss
We incurred a net loss of $27,887,902 for fiscal 2006. The net loss reflects our expenses relating the cost of additional employees to pursue our strategy, a loss from discontinued operations for the home security services and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from our new strategy.
Liquidity and Capital Resources
As of September 30, 2006, we had cash and cash equivalents of $2,798,957. During the year ended September 30, 2006, we funded our operations from private sales of equity. We believe our current cash and cash equivalent will provide sufficient working capital to fund our operations for at least the next 12 months assuming a steady ramp-up in production. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.
For the year ended September 30, 2006, we used $572,620 of cash in operations. Net cash used by operating activities included $40,579 in prepaid rents and expenses, $3,534 in depreciation and an increase in accounts payable of $2,132,573. Investment activities used $1,329,829 of cash during the year, which was primarily related to the leasehold improvements made to our manufacturing plant in Shanghai, China and $572,416 in deposits for equipment.
Financing activities provided $4,657,000 of cash during the year, with $1,050,000 from loans, and $3,607,000 in private placement subscription proceeds.
Our current cash requirements are significant because, aside from our general start-up and other operational expenses, we are building our inventory of silicon wafers, we are making leasehold improvements to our manufacturing plant in Shanghai and we are purchasing manufacturing equipment. During the second quarter of our fiscal year 2007, we expect to need significant cash as we begin to build a second production line, scheduled for completion during the first quarter of fiscal 2008. Accordingly, we expect to continue to use cash to fund operations during our 2007 fiscal year as we expand our manufacturing capacity and our product shipments and build up our inventory of silicon wafers to hedge the current shortage in the industry.
In the past, we paid cash for our inventory purchases and we are in the process of negotiating credit terms with our vendors. We also paid cash for our equipment purchases. In the future, we plan to finance some of our equipment purchases by short term bank borrowings and by establishing a working capital line of credit.

The cost of silicon wafers, which is the primary cost of sales for our SolarE solar modules, is currently volatile and is expected to rise due to a current supply shortage. We are uncertain of the extent to which this will negatively affect our working capital in the near future. A significant increase in the cost of silicon wafers that we cannot pass on to our customers could cause us to run out of cash more quickly than our projections indicate, requiring us to raise additional funds or curtail operations.
Recent Financings
Note payable
On May 8, 2006, a loan payable in the amount of $100,000 documented by a promissory note, bearing interest at 10% per annum was received. Principal and accrued interest payable are payable on demand. As of September 30, 2006, we had accrued $4,000 in interest in relation to this note. The Company has capitalized this interest as it was incurred on funds used to construct property, plant, and equipment.
On July 3, 2006, a loan payable in the amount of $500,000, documented by a promissory note, bearing interest at 10% per annum, calculated annually was received from a third party. Principal and interest are payable on demand. These funds were utilized to finance our initial start-up costs. As at September 30, 2006, we had accrued $12,192 in interest in relation to this note. The Company has capitalized this interest as it was incurred on funds used to construct property, plant, and equipment.
Note payable to a related party
On February 9, 2006, a loan payable in the amount of $450,000, documented by a promissory note, was received from a company controlled by a director and officer of the Company. The note is due on demand. Subsequent to demand for payment, any arrears in payment of the principal amount will bear interest at 10% per annum. The Company recorded imputed interest at 10% on the note, totaling $31,124. The Company has capitalized this interest as it was incurred on funds used to construct property, plant, and equipment.
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
Principles of consolidation and basis of accounting
These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Infotech (Shanghai) Solar Technologies Ltd (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at September 30, 2007 and as a result no minority interest balance is reflected in these financial statements.
Variable Interest Entities
A variable interest entity (“VIE”) is an entity with an ownership, contractual or other financial interest held by a primary beneficiary that is determined by control attributes other than a majority voting interest. The Company’s contractual, financial and operating relationship with Infotech make the Company the primary beneficiary of Infotech’s losses, which are expected to extend into fiscal 2008 at the earliest, and any residual returns thereafter. Upon consolidation, the primary beneficiary records all of the VIE’s assets, liabilities and non-controlling interests as if it were consolidated based on a majority voting interest.
Under the Agency Agreement, the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. Because the Company and Infotech share the same managers and staff and the Company provides Infotech’s sole source of financial support, the companies effectively operate as parent and subsidiary. Infotech is not compensated for its services as agent; however, the Company is required to reimburse Infotech for the normal and usual expenses of managing the Company's business activities as contemplated by the agreement.
Under the terms of the Agency Agreement, the Agency Agreement continues through April 10, 2008 unless earlier terminated, and continues month to month thereafter unless otherwise terminated. The Company may terminate the agreement at any time. While the Agency Agreement does not specifically provide the right for Infotech Shanghai to terminate the agreement, after expiration of the initial term on April 10, 2008, Infotech Shanghai may presumably terminate the Agency Agreement by electing not to continue. Upon termination of the agreement, (i) Infotech Shanghai is obligated to return any funds advanced by the Company for future expenses and deliver to the Company a final accounting of expenses incurred on behalf of the Company along with associated books and records and (ii) the Company is obligated to pay Infotech Shanghai any outstanding amounts owed to Infotech Shanghai. Upon termination of the Agency Agreement, shareholders of the Company would not have rights to the net assets of Infotech Shanghai which exist independent of the Agency Agreement. However, any property, plant and equipment purchased or constructed on behalf of the Company under the Agency Agreement which were funded by the Company are legally owned by the Company and not by Infotech Shanghai and therefore while the Agency Agreement does not specifically provide for the transfer of any of the net assets of Infotech Shanghai, under general principals of agency law Infotech Shanghai would be required to transfer such assets to the Company upon request.
While Infotech is not a subsidiary of the Company, under Chinese law, funds held by Infotech for the operation of the Company’s business can be transferred from Infotech pursuant to an agreement such as the existing Agency Agreement. We are not aware of any significant currency or other restrictions on Infotech’s ability to perform under the agreement.
All of the Company’s business activities conducted in China are carried out by Infotech. As of September 30, 2006 total assets held by Infotech as agent for Solar Enertech amounted to $3.5 million and total advances and reimbursements made to date from the Company to Infotech totaled $3.9 million which effectively represents an intercompany receivable to the Company from Infotech Shanghai which is eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for Solar. Infotech’s operating expenses on behalf of Solar for the year ended September 30, 2006 totaled $350,685. Infotech’s only debt consisted of advances received from the Company.
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
Warrant Accounting
We issued warrants as described in note 10 to our financial statements for the fiscal year ended September 30, 2006 included in this Report.
The proceeds of the issuance of the units have been allocated among the shares of common stock and the warrants based upon their relative fair values. The relative fair value of the warrants was determined to be $1,106,000 by using the Black-Scholes option pricing model assuming: i) Expected share price volatility of 80.21%; ii) Risk free interest rate of 4.5%; iii) Expected weighted average life — 1 year; and iv) No dividend yield.
On November 10, 2006, subsequent to the year-end, the Company repriced all of its 3,607,000 then outstanding warrants, from $1.60 to $1.00 per warrant for the remainder of the warrants’ term. Consequently, the relative fair value attributed to the warrants changed from $1,106,000 to $1,148,624, using the same assumptions initially used to calculate the fair value, except that volatitlity was increased from 80.21% to 82.57% and the exercise price was reduced from $1.60 to $1.00 due to the repricing .
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
Other than as detailed above, we do not anticipate making any major purchases of capital assets in the next 6 months, or conducting any large-scale research and development. Any development of research and development functions would be dependent upon securing additional equity or other financing to add to our working capital. The Company has hired two people for research and development and product development research but that is the extent of its planned research and development activities. We believe we have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives, including, but not limited to, completion of our manufacturing facilities and production lines. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
SOLAR ENERTECH CORP.
(Formerly Safer Residence Corporation)
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Solar Enertech Corp.
(A Development Stage Company)
Menlo Park, California
We have audited the accompanying consolidated balance sheets of Solar Enertech Corp. (a development stage company) as at September 30, 2006 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended. The financial statements for the period from July 7, 2004 (inception) through September 30, 2005, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period July 7, 2004 (inception) through September 30, 2005, include total revenues and net loss of $0 and $50,407, respectively. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period July 7, 2004 (inception) through September 30, 2006, insofar as it relates to amounts for prior periods through September 30, 2005, is based solely on the report of other auditors. These financial statements are the responsibility of Solar Enertech’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
/s/ Malone & Bailey, PC
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
/s/ Morgan & Company, Chartered Accountants
Morgan & Company, Chartered Accountants
Vancouver, Canada
November 23, 2005

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Balance Sheets

	September 30, 2006	September 30, 2005
	(Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$2,798,957	$48,401
Prepaid expenses and advances	40,579

Total Current Assets	2,839,536	48,401

Equipment, net	18,751	7,592
Plant being developed for own use	790,036
Deposits	572,416

Total Assets	$4,220,739	$55,993

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,183,289	$3,400

Accounts payable and accrued liabilities, related parties	89,292
Demand note payable to a related party	450,000
Demand notes payable	600,000

Total Current Liabilities	3,322,581	3,400

STOCKHOLDERS’ EQUITY:

Capital Stock

Common - 200,000,000 shares authorized at $0.001 par value 76,307,012 and 136,400,000 shares issued and outstanding at September 30, 2006 and 2005, respectively	76,307	136,400
Additional paid in capital	28,764,155	(33,400)
Other comprehensive loss	(3,995)
Deficit accumulated during development stage	(27,938,309)	(50,407)

Total Stockholders’ Equity	898,158	52,593

Total Liabilities and Stockholders’ Equity	$4,220,739	$55,993

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Statements of Operations

			Cumulative From July 7,
	For the Year Ended		2004 (Inception) to
	September 30,		September 30,
	2006	2005	2006
	(Restated)		(Restated)
Expenses

Selling, general and administrative expense	$27,882,273		$27,882,273

Total Expenses	27,882,273		27,882,273

Other income (expenses)

Interest Income	8,493		8,493

Loss from Continued Operations	(27,873,780)		(27,873,780)

Loss from Discontinued Operations	(14,122)	(47,706)	(64,529)

Net Loss	$(27,887,902)	$(47,706)	$(27,938,309)

Net Loss per Share — Basic and Diluted

Continuing operations	$(0.38)	$—

Discontinuing operations	$—	$—

Net Loss	$(0.38)	$—

Weighted average shares outstanding	73,666,329	104,768,219
The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
(Formerly Safer Residence Corporation)
A Development Stage Company
Consolidated Statements of Stockholders’ Equity (Restated)
For the period from July 7, 2004 [Inception] to September 30, 2006

				Other	Accumulated Deficit
	Common Stock		Additional Paid-	Comprehensive	During	Total Stockholders’
	Number	Amount	In Capital	Income	Development Stage	Equity

Balances, at Inception	—	$—	$—	$—	$—	$—

Stock issued for cash	101,200,000	$101,200	$(78,200)			$23,000
Net loss from inception (July 7, 2004) to September 30, 2004					$(2,701)	$(2,701)

Balances, September 30, 2004	101,200,000	$101,200	$(78,200)	$—	$(2,701)	$20,299

Stock issued for cash	35,200,000	$35,200	$44,800			$80,000

Net loss for the year ended September 30, 2005					$(47,706)	$(47,706)

Balances, September 30, 2005	136,400,000	$136,400	$(33,400)	$—	$(50,407)	$52,593

Stock returned to treasury (no cost)	(63,699,988)	$(63,700)	$63,700			$—

Stock based compensation			$25,130,462			$25,130,462

Issuance of common stock and warrants	3,607,000	$3,607	$3,603,393			$3,607,000

Currency translation adjustment				$(3,995)		$(3,995)
Net loss for the year ended September 30, 2006					$(27,887,902)	$(27,887,902)

Balances, September 30, 2006	76,307,012	$76,307	$28,764,155	$(3,995)	$(27,938,309)	$898,158

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
(Formerly Safer Residence Corporation
A Development Stage Company
Consolidated Statements of Cash Flows

			Cumulative from
	For the Year Ended September 30,		July 7, 2004 (Inception)
	2006	2005	to September 30, 2006
	(Restated)		(Restated)
Cash Flows from Operating Activities
Net Loss	$(27,887,902)	$(47,706)	$(27,938,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,534	400	3,934
Stock based compensation	25,130,462	—	25,130,462
Changes in:			—
Prepaid expenses	(40,579)	—	(40,579)
Accounts payable and accrued liabilities	2,132,573	1,900	2,135,973

Accounts payable and accrued liabilities, related parties	89,292	—	89,292

Cash Fows Used in Operating Activities	$(572,620)	$(45,406)	$(619,227)

Cash flows from investing Activities:
Acquisition of equipment	$(14,693)	$(7,992)	$(22,685)
Deposits	(572,416)	—	(572,416)
Leasehold improvements — plant	(742,720)	—	(742,720)

Cash Flows Used in Investing Actives	$(1,329,829)	$(7,992)	$(1,337,821)

Cash flows from Financing Activities:
Proceeds from note payables	$600,000	$—	$600,000
Proceeds from advances from a related party	450,000	—	450,000
Proceeds from issue of common stock and warrants	3,607,000	80,000	3,710,000

Cash Flows Provided by Financing Activities	$4,657,000	$80,000	$4,760,000

Effect of exchange rates on cash	$(3,995)	$—	$(3,995)

Net Increase in Cash	$2,750,556	$26,602	$2,798,957

Cash, Beginning of Period	$48,401	$21,799	$—

Cash, End of Period	$2,798,957	$48,401	$2,798,957

SUPPLEMENTAL NON-CASH DISCLOSURES

Capitalized interest related to leasehold improvements — plant	$47,316	$—	$47,316

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS
Solar Enertech Corp. (formerly Safer Residence Corporation) ) (the “Company”) was incorporated in Nevada, United States of America, on July 7, 2004. To facilitate a change in focus from providing customers with home security assistance services to the solar energy industry, on March 27, 2006 Safer Residence both reincorporated in Colorado and merged with and into Solar Enertech Corp., its wholly-owned inactive subsidiary. On April 7, 2006, the Company changed its name to Solar Enertech Corp.
On July 18, 2006, the Company executed an agency agreement with Infotech (Shanghai) Solar Technologies Ltd.(“Infotech Shanghai”), effective April 10, 2006, to engage in business in China on its behalf. Infotech Shanghai is controlled through a Hong Kong company which is 100% owned by the Company’s President. See additional disclosures related to the agency agreement in Note 2 described below.
Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company’s future operations are dependent upon external funding and its ability to bring its plant into commercial production, realize sales and control expenses.
Going concern
Our previous auditors, Morgan & Company, Chartered Accountants, as a result of the Company’s operating losses and accumulated deficit combined with the Company’s dependence on external financing to continue operations, included a going concern emphasis in their auditors’ report dated November 23, 2005, which covered the period from July 4, 2004 to September 30, 2005. During the fiscal year ended September 30, 2006 (“fiscal 2006”), we received cash proceeds of $600,000 from the issuance of notes payable, a cash advance of $450,000 from a related party and cash proceeds of $3.6 million from the sale of common stock and warrants. These cash infusions were sufficient to allow the Company to continue operations through fiscal 2006 and alleviated the conditions that led to our former auditors including a going-concern emphasis in their auditor’s report. As of the end of fiscal 2006, the Company had $2.8 million of cash and cash equivalents, which combined with expected cash flows from operations and expected additional financing, we believe will be sufficient allow the Company to continue operations through fiscal 2007.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation and basis of accounting
These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Infotech (Shanghai) Solar Technologies Ltd (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at September 30, 2007 and as a result no minority interest balance is reflected in these financial statements.
Variable interest entities
A variable interest entity (“VIE”) is an entity with an ownership, contractual or other financial interest held by a primary beneficiary that is determined by control attributes other than a majority voting interest. The Company’s contractual, financial and operating relationship with Infotech make the Company the primary beneficiary of Infotech’s losses, which are expected to extend into fiscal 2008 at the earliest, and any residual returns thereafter. Upon consolidation, the primary beneficiary records all of the VIE’s assets, liabilities and non-controlling interests as if it were consolidated based on a majority voting interest.
Under the Agency Agreement described in Note 1, the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. Because the Company and Infotech share the same managers and staff and the Company provides Infotech’s sole source of financial support, the companies effectively operate as parent and subsidiary. Infotech is not compensated for its services as agent; however, the Company is required to reimburse Infotech for the normal and usual expenses of managing the Company's business activities as contemplated by the agreement.
Under the terms of the Agency Agreement, the Agency Agreement continues through April 10, 2008 unless earlier terminated, and continues month to month thereafter unless otherwise terminated. The Company may terminate the agreement at any time. While the Agency Agreement does not specifically provide the right for Infotech Shanghai to terminate the agreement, after expiration of the initial term on April 10, 2008, Infotech Shanghai may presumably terminate the Agency Agreement by electing not to continue. Upon termination of the agreement, (i) Infotech Shanghai is obligated to return any funds advanced by the Company for future expenses and deliver to the Company a final accounting of expenses incurred on behalf of the Company along with associated books and records and (ii) the Company is obligated to pay Infotech Shanghai any outstanding amounts owed to Infotech Shanghai. Upon termination of the Agency Agreement, shareholders of the Company would not have rights to the net assets of Infotech Shanghai which exist independent of the Agency Agreement. However, any property, plant and equipment purchased or constructed on behalf of the Company under the Agency Agreement which were funded by the Company are legally owned by the Company and not by Infotech Shanghai and therefore while the Agency Agreement does not specifically provide for the transfer of any of the net assets of Infotech Shanghai, under general principals of agency law Infotech Shanghai would be required to transfer such assets to the Company upon request.
While Infotech is not a subsidiary of the Company, under Chinese law, funds held by Infotech for the operation of the Company’s business can be transferred from Infotech pursuant to an agreement such as the existing Agency Agreement. We are not aware of any significant currency or other restrictions on Infotech’s ability to perform under the agreement.
All of the Company’s business activities conducted in China are carried out by Infotech. As of September 30, 2006 total assets held by Infotech as agent for Solar Enertech amounted to $3.5 million and total advances and reimbursements made to date from the Company to Infotech totaled $3.9 million which effectively represents an intercompany receivable to the Company from Infotech Shanghai which is eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for Solar. Infotech’s operating expenses on behalf of Solar for the year ended September 30, 2006 totaled $350,685. Infotech’s only debt consisted of advances received from the Company.
Development stage company
As defined by SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, Solar Enertech has been in the development stage since its formation on July 7, 2004, and has not yet realized any revenues from its planned operations. Solar Enertech is devoting substantially all of its present efforts towards the start-up of its solar cell manufacturing plant located in Shanghai, China.
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
Currency and foreign exchange
Solar Enertech determined its functional currency is the Renminbi as substantially all of its operations are in China. Solar Enertech’s reporting currency is the U.S. dollar.
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
Although the economic situation in China has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations could adversely affect Solar Enertech’s operations. The devaluation or valuation of the Chinese Renminbi in relation to the U.S. dollar may have significant effects on Solar Enertech’s consolidated financial statements.
Property and equipment, net
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is recorded on a straight-line basis over the estimated useful lives of the assets, or over the term of the lease, as follows:
Furniture and equipment               5 years
Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed to operations, major repairs that do not improve or extend the lives of the related assets are expensed to operations, and major repairs are capitalized.
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
Interest cost capitalized
Solar Enertech capitalizes interest costs incurred on funds used to construct property, plant, and equipment. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Interest costs capitalized were $47,316 and $0 in 2006 and 2005, respectively. There were no interest costs charged to operations in 2006 and 2005.
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
Valuation allowance
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
Stock-based Compensation
On January 1, 2006, Solar Enertech began recording compensation expense associated with stock options and other forms of employee equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Solar Enertech had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Solar Enertech adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

Determining Fair Value
Valuation and amortization method — The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term —The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding.
Expected Volatility— The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. Due to the limited trading history, we also considered volatility data of guidance companies.
Expected Dividend —The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.
Risk-Free Interest Rate— The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
Estimated Forfeitures— When estimating forfeitures, the Company uses the average historical option forfeitures over a period of four years.
Research and Development Cost
Expenditures for research activities relating to product development are charged to expense as incurred
NOTE 3 — FINANCIAL INSTRUMENTS
Credit risk
Solar Enertech maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. Solar Enertech has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At September 30, 2006, Solar Enertech had approximately $2,500,000 in excess of insured limits.
Fair values
Solar Enertech has various financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities and note payable and amounts due to or from a related party. Unless otherwise noted, these monetary assets and liabilities are stated at amounts that approximate their fair values.

Foreign exchange risk
Solar Enertech may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi and the United States dollar.
NOTE 4 — DEPOSITS
At September 30, 2006, there were $572,416 in deposits for machinery and plant equipment.
NOTE 5 — PROPERTY, PLANT AND EQUIPMENT
Solar Enertech amortizes its assets over their estimated useful lives. A summary is as follows:

		Accumulated	Net Book
	Cost	Depreciation	Value

Property and equipment	22,685	(3,934)	18,751
Leasehold improvements — plant	790,036	—	790,036

	812,721	(3,934)	808,787

As of September 30, 2006 the plant being developed for our own use was still under construction, therefore, depreciation has not commenced on this asset. Included in “Leashold improvements – plant” was $47,316 of capitalized interest.
NOTE 6 — RELATED PARTY TRANSACTIONS
Management fees
On March 1, 2006, Solar Enertech entered into a contract for management services with the President requiring the payment of $3,000 per month for two years and expiring on February 28, 2008. This commitment can be terminated by either Solar Enertech or the director with 30 days’ notice.
As of September 30, 2006, $21,000 was accrued for the President for management fees. This amount is included in accounts payable and accrued liabilities, related party on the balance sheet.
Effective March 15, 2006, the Company entered into a verbal agreement for management services with a director, requiring the payment of $2,529 per month. Upon Solar Enertech reaching the break-even point, the monthly fees will be increased to $5,058. The agreement has no fixed term. .
The Company accrued $2,118,523 of compensation expense for the President and a US employee. The Company has the obligation to withhold tax upon exercise of stock options by US employees. The withholding tax absorbed by the Company was accounted for as additional compensation expense to employees.
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
NOTE 7 — NOTES PAYABLE
On May 8, 2006 and July 3, 2006, Solar Enertech borrowed $100,000 and $500,000, respectively, from third parties under demand notes that accrue interest at 10% per year. Accrued interest on both notes of $16,192 is included in accrued liabilities on the consolidated balance sheet. The accrued interest was capitalized in accordance with Solar Enertech’s policy of capitalizing interest costs incurred on funds used to construct property, plant and equipment.
NOTE 8 — INCOME TAXES
Due to uncertainty surrounding the realization of its deferred tax assets the Company has established a valuation allowance against its otherwise recognizable deferred tax assets.
At September 30, 2006 there are $0 deferred tax assets attributable to employee stock option deductions, the benefit from which would be allocated to additional paid-in capital when, and if, it is subsequently realized.
At September 30, 2006 the Company does not have any undistributed earnings from its foreign subsidiary.
At September 30, 2006, the Company has no net operating loss carry forwards for federal or state income tax purposes. The Company’s expenses have been capitalized as pre-operating expenses or added back as permanent differences primarily related to non-tax deductible stock compensation. The Company has no credit carry forwards.
In addition, the Company had $398,000 of foreign net operating losses related to its operations in China. Current Chinese tax legislation imposes a five-year time limit for the utilization of the losses against future taxable profits. The tax rate in China is generally 30% but certain locations are designated special economic zones, including Shanghai, which subject production companies to a lower rate of 15%.
The components of deferred tax assets at September 30, 2006 and 2005 are as follows:

	United States		China
	2006	2005	2006	2005

Deferred Tax Assets:
Net operating loss carryforward	$0	$0	$59,796	$0
Stock-based compensation	$390,000
Valuation Allowance	$(390,000)		$(59,796)

Net deferred tax assets	$0	$0	$0	$0

NOTE 9 — DISCONTINUED OPERATIONS
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
NOTE 10 — CAPITAL STOCK
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
Warrants
During the period May 2006 through September 2006, in connection with the sale of the Company’s common stock, the board of directors approved the issuance of warrants to purchase an additional 3,607,000 shares of the Company’s common stock. The warrants were initially exercisable at $1.60, but were re-priced in November 2006 to $1 per share. All of the warrants expire one year from the date of issuance.
The fair value of these warrants recognized as additional paid in capital was calculated using the Black-Scholes-Merton option pricing model, using the following assumptions: a risk-free interest rate of 4.50%, no dividend yield, a volatility factor of 82.57% and a contract life of one year.

A summary of warrant activity through September 30, 2006 is as follows:

	Number of	Exercise	Expiration	Fair
	Shares	Price	Date	Value

Outstanding at March 31, 2006	—			—
Granted in connection with
Common Stock Purchase	2,825,000	1.00	May-June 2007	915,616

Outstanding at June 30, 2006	2,825,000			915,616
Granted in connection with
Common Stock Purchase	782,000	1.00	July-Sept 2007	233,008

Outstanding at September 30, 2006	3,607,000			1,148,624

At September 30, 2006, no warrants have been exercised and the weighted-average remaining contractual life is 0.73 years.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
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

On March 1, 2006, Solar Enertech entered into a contract for management services with the President requiring the payment of $3,000 per month for a period of two years, expiring on February 28, 2008. This commitment can be terminated by either Solar Enertech or the President with 30 days’ notice.
Effective March 15, 2006, the Company entered into a verbal agreement for management services with a director, requiring the payment of 20,000 RMB per month. Upon Solar Enertech reaching the break-even point, the monthly fees will be increased to 40,000 RMB. The agreement has no fixed term.
NOTE 12 — FOREIGN OPERATIONS
Solar Enertech identifies its operating segments based on its business activities and geographical locations. Solar Enertech operates within a single operating segment, being the manufacture of solar energy cells.
Solar Enertech operates in the United States and in China. Substantially all of Solar Enertech’s assets are located in China.

	September	September
	30,	30,
	2006	2005

	(Restated)
Interest income
China	$8,493	$—

Expenses
China	308,826	—
United States	27,573,447	—

Loss from continuing operations	27,873,780	—

Loss from discontinued operations
United States	14,122	47,706

Net loss	$27,887,902	$47,706

Long-lived assets:
China	$803,592	$—
United States	5,195	7,592

Total long-lived assets	$808,787	$7,592

NOTE 13 — SUBSEQUENT EVENTS
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
NOTE 14 — RESTATEMENTS
On August 15, 2007, the Company filed a Current Report on Form 8K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and for the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. The impact of the adjustments on the consolidated balance sheet as of September 30, 2006 and the statements of operations for the year ended September 30, 2006 and the period from inception (July 7, 2004) through September 30, 2006 are summarized and explained in detail as follows:

	Original Form 10-
	KSB	Adjustments	Note	Amendment No. 3

Balance Sheet — Septemeber 30, 2006

Accounts payable and accrued liabilities	$64,766	$2,118,523	B	$2,183,289

Accounts payable and accrued liabilities, related parties	$58,168	$31,124	C	89,292
Additional paid in capital	$3,664,817	$25,099,338	D	28,764,155
Deficit accumulated during development stage	$(689,326)	$(27,248,983)	A	(27,938,309)

Statement of Operations

For the Year ended September 30, 2006

Selling, general and administrative expense	$633,290	$27,248,983	A	$27,882,273

Net loss	$(638,919)	$(27,248,983)	A	$(27,887,902)

Net loss per share — Continuing operations	$(0.01)	$(0.37)	A	$(0.38)

Statement of Operations

From inception (July 7, 2004) through September 30, 2006
Selling, general and administrative expense	$633,290	$27,248,983	A	$27,882,273

Net loss	$(689,326)	$(27,248,983)	A	$(27,938,309)
Note A
Under an agreement dated March 1, 2006, the current President and CEO of the Company was granted an option to purchase a total of 36 million shares of common stock directly from a former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting on March 1, 2006, and the remaining options vesting on March 1, 2007 and March 1, 2008, respectively. Additionally, under another agreement dated March 1, 2006, a current director has the right and option to purchase a total of 1.5 million shares of common stock of the Company directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vested immediately. In July 2006, the President and CEO exercised a portion of his option and acquired 10.75 million shares of common stock from the former officer and subsequently transferred 5.75 million shares to various employees of Infotech Shanghai. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) on January 1, 2006. FAS 123R requires the Company to record compensation expense for shares transferred from a related party to employees of the Company for services provided to the Company.
We made the following three adjustments related to these transactions:
1.	The fair value of the options granted under the option agreements to the President and CEO and a director was estimated using the Black-Scholes stock price valuation model with the following assumptions:
▪	Volatility of 82.57%

▪	Risk- free interest rate of 4.65%

▪	Expected lives — 4 years

▪	No dividend yield

▪	Market value per share of stock on measurement date of $0.70.
The Black Scholes model valued the options at $26,406,296 which is amortized over the service period: $14,435,462 in fiscal year 2006, $8,450,026 in fiscal year 2007 and $3,520,808 in fiscal year 2008. Based on the revised calculation, we increased stock compensation by $14,435,462 in fiscal year 2006.
2.	The fair value of the shares transferred to employees was $10,695,000, using the market price on July 6, 2006, the date of transfer. We recorded $10,695,000 of compensation expense in fiscal year 2006.

3.	The Company recorded an additional compensation expense of $2,118,523, related to withholding tax obligations arising from the exercise of stock options by the President and a US employee.
The above three adjustments increased selling, general and administrative expense, net loss and deficit accumulated during development stage by $27,248,983 for fiscal year 2006. The impact on the earnings per share was a loss of $0.37 per share. The impact on cumulative selling, general and administrative expense and net loss from inception (July 7, 2004) through September 30, 2006 was $27,248,983.
Note B
In conjunction with the adjustment described in Note A, the Company recorded an additional compensation expense of $2,118,523, related to the withholding tax obligations arising from the exercise of stock options by the President and a US employee. Accordingly, accrued liabilities increased by $2,118,523.
Note C
The Company reclassified $31,124 of interest expense on a related party loan from the additional paid in capital account to accrued expense. The loan is due on demand.
Note D
Additional paid in capital was increased by $25,130,462 due to the stock option adjustments described in Note A. The additional paid in capital account was reduced by $31,124 due to the reclassification entry described in Note C. The net impact on additional paid in capital was $25,099,338.
Amendments to Annual Report on Form 10-KSB

We filed our Annual Report on Form 10-KSB on December 26, 2006. Subsequently, we filed Amendment No. 1 on April 10, 2007 and Amendment No. 2 on July 3, 2007. We are currently filing Amendment No. 3 to our Form 10-KSB.
In April 2007, we disclosed that we did not account for options granted to the President and CEO and a director of the Company. We also had not properly accounted for shares transferred from the President and CEO to various employees. In Amendment No. 1, we recorded an additional share based compensation charge of $52,637, calculated using the Black Scholes model, in connection with the options granted to the President and CEO and a director. We also recorded a stock compensation charge of $7,820,000 in connection with the transfer of shares of common stock between the President and CEO and various employees of the Company. The effect of the changes related to accounting for the issues described on our statement of operations from inception through September 30, 2006 was an increase in our net loss attributable to common shareholders of $7,872,637. Basic loss attributable to common shareholders per share from inception through September 30, 2006 was an increase of $0.11. There was no net effect on our balance sheet as of September 30, 2006.
In August 2007, in responding to the second comment letter received from the Securities and Exchange Commission, we reviewed the stock option transaction and made the following adjustments in Amendment No. 3 to Form 10-KSB:
•	The Company recorded an additional compensation expense of $14.4 million related to the options granted on March 1, 2006 to the current President and a director. The original Black Scholes model used $0.002 as fair value of the common stock, based on the most recent sale of our common stock prior to the issuance date. However, shortly after the grant dates of these options, the Company’s shares traded at a significantly higher value. Management revised the assumptions used in the Black Scholes model, most notably increasing the share price from $0.002 to $0.70 per share based upon a valuation performed by our management. This resulted in significantly higher compensation expense.

•	The Company recorded an additional compensation expense of $2.9 million related to the 5.75 million shares transferred from the President to various officers and employees of Infotech Shanghai. The share price of $1.36 used in the original calculation was based on an incorrect transaction date. The share price used in the revised calculation was $1.86 which resulted in significantly higher compensation expense.

•	The Company recorded a withholding tax expense and liability of $2.1million related to the exercise of stock option by the President and a US employee.

•	The Company in Amendment No. 3 reclassified imputed interest on a related party loan of $31,000 from additional paid in capital to accrued expense.
Amendment No. 2 to Form 10-KSB was filed on July 3, 2007 in response to the first comment letter received from the Securities and Exchange Commission. We revised the presentation in the statement of operations and enhanced disclosures throughout the document. We made no adjustment to the numbers in Amendment No. 2.
ITEM 8A. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management; including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of a material weakness related to identification and valuation of stock options issued for employee services. We restated our consolidated financial statements for the year ended September 30, 2006 in order to properly reflect stock-based compensation related to employee stock options.
We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer and Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our that our controls and procedures are adequate and effective.
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

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
The following sets forth certain biographical information concerning our current directors and executive officers:
Directors and Executive Officers
MR. LEO SHI YOUNG, Director, President & CEO since April 2006
Prior to becoming President and CEO of Solar EnerTech, he was the co-founder, President and CEO of InfoTech Essentials Inc., an energy-saving technology company in China from 2001 to 2006. Mr. Young was a senior member of the California trade delegation to China in 2005, headed by Governor Arnold Schwarzenegger, and currently serves as an organizing committee member of China’s National Renewable Energy Forum. Mr. Young holds an MBA from Fordham University, New York (2005); an MA from the School of the Art Institute of Chicago (1985); and a BA from Tsinghua University of Beijing (1982).
MR. SHI JIAN YIN, Director, Vice President, COO since May 2006
Prior to joining Solar EnerTech in May of 2006, Mr. Yin was the founder and General Manager of Shanghai TopSolar Inc. Mr. Yin’s business track record includes management positions at Shanghai Jiaotong University Gofly Group Co., Ltd., Shanghai Fenghuang Co., Ltd., Beijing Green Environment Technology Co., Ltd., plus a number of senior positions at Shanghai Fenghuang Co., Ltd. Mr. Yin has been awarded to Science and Technology Awards by the Chinese government for his research accomplishments. Mr. Yin earned his MBA (1992) and BA (1988) from Shanghai University of Communications, majoring in Engineering and Material science.
MR. FRANK FANG XIE, Director since March 2006
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
Key Employees
In addition to our executive officers and directors, we value and rely upon the services of the following key employees in the support of our business and operations.
PROFESSOR ZHONG QUAN MA, CTO since March 2006
Professor Ma is a specialist in semiconductor thin film materials physics and solid state physics. Prior to joining Solar EnerTech, Professor Ma held a number of research and academic positions, including Professor of microelectronics and condensed matter physics at Shanghai University for the previous five years, and positions at the University of Illinois at Urbana Champaign (UIUC), Xinjiang University, Japan Atomic Energy Research Institute (JAERI), and Xinjiang Institute of Physics at the Chinese Academy of Science. Professor Ma earned a Ph.D. in materials physics from Tsinghua University (2001), a Master’s degree (1988) in condensed matter physics from Institute of Physics of Academia Sinica, and a Bachelor’s degree in physics from Xinjiang University (1982).
MS. APRIL ZHONG , Senior Vice President since June 2006
Ms. Zhong is one of the co-founders of InfoTech Essentials, Inc., the Company which Leo Shi Young co-founded and has served as executive VP since 2001. Ms. Zhong is in charge of Solar EnerTech’s US operation and managing Supply, Sales, Marketing and Logistics activities. Ms. Zhong earned an MBA (1998) from the School of Business Administration, Boston University, Massachusetts, majoring in Strategic Marketing Management and Entrepreneurship; and earned an MS (1994) from Northeastern University, Boston, Massachusetts, majoring in Molecular Biotechnology.
MS. YUHONG ZHANG, Director of Solar Energy Productions since January 2006
Before joining Solar EnerTech, Ms. Zhang served as Associate CTO at Shanghai TopSolar in charge of production and operations. Prior to that, Ms. Zhang was employed by the Solar Energy Branch for China’s space programs. Ms. Zhang earned a MS degree from Shanghai University of Communications (2004) and a BS from Harbin University of Engineering (2000).
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
Compensation of Officers
The following table sets forth certain information concerning compensation paid during fiscal years ended September 30, 2006 and 2005, to the persons who served as our Chief Executive Officer, and all of our other executive officers who earned over $100,000 in salary and bonus during fiscal 2006 and 2005 (collectively, the “Named Executives”):

				Long Term Compensation
	Annual Compensation			Awards
			Other Annual	Restricted Stock	All Other
Name	Year Ended	Salary / Fees	Compensation	Awards	Compensation

Leo Shi Young	2006	$21,000	$5,525,929	—	—

	2005	n/a		n/a	n/a
Shi Jian Yin	2006	—	$2,520,000	—	—

	2005	n/a		n/a	n/a
Frank Fang Xie	2006	$16,271	$3,290	—	—

	2005	n/a		n/a	n/a
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
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information, as of June 29, 2007 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of five percent or more of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each of its directors, the executive officers of the company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange Commission pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s common stock. As of September 10, 2007, there were 78,807,012 shares of common stock outstanding.
The number of shares of common stock beneficially owned by each person is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
The table also shows the number of shares beneficially owned as of June 29, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

	Number Of Shares		Percentage
Name And Address(1)	Beneficially Owned		Owned
Leo Shi Young, director, President and Chief Executive Officer	18,250,000	(2)	19.82%
Shi Jian Yin, director, Vice President, Chief Operations Officer	3,500,000	(3)	4.25%
Frank Fang Xie, director	1,500,000	(4)	1.87%
Jean Blanchard	26,750,000	(5)	33.94%

All directors and officers as a group (3 persons)	23,250,000		25.94%

(1)	The address for our officers and directors is 1600 Adams Drive, Menlo Park, California 94025

(2)	On March 1, 2006 Mr. Young obtained an option to purchase 36,000,000 shares of common stock from Ms. Jean Blanchard, our former President. The exercise price is $0.0001 per share. The option vests in equal increments of 12,000,000 shares. The right to purchase 12,000,000 shares vested on the date of grant, the right to purchase 12,000,000 shares vested on March 1, 2007 and the right to purchase 12,000,000 shares will vest on March 1, 2008. The option expires on February 28, 2010. Mr. Young exercised a portion of the option and acquired 10,750,000 shares in July 2006. Of this amount, Mr. Young retained 5,000,000 shares and transferred 5,750,000 shares to various employees in July 2006.

(3)	Mr. Shi Jian Yin has acquired 3,500,000 shares at no cost from Mr. Leo Young.

(4)	On March 1, 2006 Mr. Xie obtained an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.0001 per share from Ms. Jean Blanchard, our former President. This option will expire on February 28, 2010.

(5)	The shares of common stock held by Ms. Blanchard are subject to the option rights held by Mr. Leo Shi Young and Mr. Frank Fang Xie as described in footnote 2 and 4, respectively.
Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1). Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of June 29, 2007, are deemed outstanding for computing the percentage ownership of the stockholder holding the warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 78,807,012 shares of our common stock outstanding as of June 29, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Common Stock
Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.
Mr. Young has acquired, from the Company’s former President, Jean Blanchard, the right and option to acquire a total of 36,000,000 common shares of the Company (representing approximately 45.68% of the issued and outstanding shares of the Company) , at $0.0001 per share. To date, Mr. Young has exercised a portion of that option and acquired 10,750,000 shares, and subsequently transferred 5,750,000 shares to certain employees of the Company.
Mr. Xie has also acquired, from the Company’s former President, Jean Blanchard, the right and option to acquire a total of 1,500,000 common shares of the Company (representing 2.06% of the issued and outstanding shares of the Company) at $0.0001 per share. To date, Mr. Xie has not exercised this option.
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
The Company has a management agreement with Leo Shi Young dated effective March 1, 2006 (although executed after that date) which provides for Mr. Young to receive a fee of $3,000 per month for providing management services to the Company. The Company also has a verbal agreement with Shi Jian Yin, effective March 15, 2006 which provides for Mr. Yin to receive a fee of 20,000 Renminbi per month for providing management services to the Company. Upon Solar Enertech reaching the break-even point, the monthly fees will be increased to 40,000 RMB. The agreement has no fixed term.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Registrant’s Board of Directors has appointed Malone & Bailey, PC as independent public accountant for the fiscal year ending September 30, 2006.
Audit Fees.
The aggregate fees billed by our auditors and former auditors for professional services rendered for the audit of our annual financial statements for the years ended September 30, 2006 and 2005, and for the review by our former auditors of the financial statements included in our Quarterly Reports on Form 10-QSB were $58,600 and $6,104, respectively.
Audit Related Fees.
We incurred nil fees to auditors for audit related fees during the fiscal year ended September 30, 2006 and 2005.
Tax Fees.
We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2006 and 2005, respectively.
All Other Fees.
We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal year ended September 30, 2006 and 2005.
The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of September, 2007.

SOLAR ENERTECH CORP.

Date: September 20, 2007

	By:	/s/ Leo Shi Young Leo Shi Young President/CEO

Date: September 20, 2007

	By:	/s/ Ming Wai Anthea Chung

Ming Wai Anthea Chung Chief Financial Officer

Date: September 20, 2007	By:	/s/ Shijian Yin

Shijian Yin General Manager/COO

Date: September 20, 2007

	By:	/s/ Fang Xie

Fang Xie Treasurer and Secretary