Form 10QSB/A
period 2006-12-31
SOLAR ENERTECH CORP
filed 2007-09-20
CIK 1307873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
Amendment No. 3

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 333-120926
SOLAR ENERTECH CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0434357
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1600 Adams Drive
Menlo Park, CA 94025
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (650) 688-5800
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Number of shares outstanding of Registrant’s class of common stock as of September 10, 2007: 78,807,012
Authorized share capital of the registrant: 200,000,000 common shares, par value of $0.001
The Company recorded $0 revenue for the quarter ended December 31, 2006

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
EXPLANATORY NOTE
Restatement of consolidated financial statements
On February 14, 2007, we filed our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006 (the “Original Report”). On April 20, 2007, we filed Amendment No. 1 to the Original Report for the purpose of correcting certain identified errors. Subsequently, in responding to a comment letter we received from the US Securities and Exchange Commission (“SEC”), we filed Amendment No. 2 to the Original Report. We are currently filing Amendment No. 3 to the Original Report in response to a second comment letter received from the SEC. On August 15, 2007, management filed a Current Report on Form 8-K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated. The following is a discussion of the amendments we have filed to date.
Amendment No.1
In April 2007, we identified certain accounting errors related to option agreements with employees and other share based compensation, and also determined that we had not properly accounted for certain transactions with and by related parties. Accordingly, share based compensation charges were revised in Amendment No. 1 to our Annual Report on Form 10-KSB. These revisions have been carried forward in the balance sheet. We further revised stock based compensation expenses for the fiscal quarter ended December 31, 2006. We amended footnote 4 to correct a stock-based compensation charge taken in connection with an option agreement dated March 1, 2006 between a former officer and director and our President. The charge was reduced from $49,352, as originally reported, to $9,870. The fair value of the options was calculated using the Black-Scholes valuation model. The assumptions used in the model were subsequently revised and we filed Amendment No. 3 to our Annual Report on Form 10-KSB, which is discussed below.
Amendment No.2
We filed Amendment No. 2 on August 15, 2007 in response to a comment letter received from the Securities and Exchange Commission. We have revised the presentation in the statement of operations and enhanced disclosures throughout the document.
Amendment No. 3
In responding to a second comment letter received from the SEC, we reviewed certain historical transactions that occurred prior to September 30, 2006 and made the following adjustments in Amendment No. 3 to our Annual Report on Form 10-KSB:
•	We recorded an additional compensation expense of $14.4 million related to the options granted on March 1, 2006 to our President and to a director. The original Black Scholes model used $0.002 as the fair value of the common stock, based on the most recent sale of our common stock prior to the issuance date. However, shortly after the grant dates of these options, our common stock traded at a significantly higher value. Management revised the assumptions used in the Black Scholes model, most notably increasing the share price from $0.002 to $0.70 per share based upon a valuation performed by our management. This resulted in the significantly higher compensation expense.
•	We recorded an additional compensation expense of $2.9 million related to the transfer of 5.75 million shares of our common stock by our President to various officers and employees of Infotech Shanghai. The share price of $1.36 used in the original calculation was based on an incorrect transaction date. The share price used in the revised calculation was $1.86 which resulted in the significantly higher compensation expense.
•	We recorded a withholding tax expense and liability of $2.1 million related to the exercise of stock option grants by the President and an employee who reside in the United States.
•	We reclassified imputed interest on a related party loan of $31,000 from additional paid in capital to accrued expense.
These revisions have been carried forward in the balance sheet as of December 31, 2006. Due to the change in assumptions used in the Black-Scholes valuation model, we have also increased stock based compensation expenses for the fiscal quarter ended December 31, 2006 by $2.1 million.

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

	December 31, 2006 Original		December 31, 2006
	Form 10-QSB	Adjustments	(As Restated)

Balance Sheet — December 31, 2006
Accounts payable and accrued liabilities	$404,970	$2,118,522	$2,523,492
Accounts payable and accrued liabilities, related parties	—	$31,124	$31,124
Additional paid in capital	$5,222,553	$27,162,492	$32,385,045
Deficit accumulated during development stage	($1,230,942)	($29,312,137)	($30,543,079)

Statement of Operations
For the Quarter ended December 31, 2006
Selling, general and administrative expense	$446,245	$2,063,154	$2,509,399
Net loss	($541,616)	($2,063,154)	($2,604,770)
Net loss per share — Continuing operations	($0.01)	($0.02)	($0.03)

Statement of Operations
From inception (July 7, 2004) through December 31, 2006
Selling, general and administrative expense	$1,079,535	$29,312,137	$30,391,672
Net loss	($1,230,942)	($29,312,137)	($30,543,079)
A discussion of the restatement is set forth in Item 2 of this Amendment No. 3 to our Quarterly Report on Form 10-QSB and in Note 6 to our Consolidated Financial Statements, which are included herein. We have also revised our financial statements and the disclosures included in Items 1, 2 and 3 of this Amendment No. 3 to our Quarterly Report on Form 10-QSB.
The other portions of the Original Filing are unaffected by the changes described above and have not been amended except for the correction of grammatical and spelling errors and some re-drafting for clarification. All information in this amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment No. 3 to our Quarterly Report on Form 10-QSB shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Page
Number

Consolidated Balance Sheets	6
Consolidated Statements of Operations	7
Consolidated Statement of Cash Flows	8
Notes to the Consolidated Financial Statements	9
EX-31.1 SECTION 302 CERTIFICATION CHIEF EXECUTIVE OFFICER
EX-31.2 SECTION 302 CERTIFICATION CHIEF FINANCIAL OFFICER
EX-32.1 CERTIFICATION CHIEF EXECUTIVE OFFICER
EX-32.2 CERTIFICATION CHIEF FINANCIAL OFFICER

Solar Enertech Corp.
A Development Stage Company
Consolidated Balance Sheets
(Unaudited)

	December 30, 2006	September 30, 2006
	(Restated)	(Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$2,477,945	$2,798,957
Due from related party	43,894	—
Prepaid expenses and advances	36,242	40,579
Inventory	388,501	—

Total Current Assets	2,946,582	2,839,536

Equipment, net of accumulated depreciation	116,601	18,751
Plant being developed for own use	2,131,864	790,036
Deposits	361,221	572,416

Total Assets	$5,556,268	$4,220,739

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$2,523,492	$2,183,289
Accounts payable and accrued liabilities, related parties	31,124	89,292
Demand note payable to a related party	450,000	450,000
Demand notes payable	600,000	600,000

Total Current Liabilities	3,604,616	3,322,581

STOCKHOLDER’S EQUITY:

Capital Stock
Common — 200,000,000 shares authorized at $0.001 par value 78,807,012 and 76,307,012 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	78,807	76,307
Additional paid in capital	32,385,045	28,764,155
Other comprehensive loss	30,879	(3,995)
Deficit accumulated during development stage	(30,543,079)	(27,938,309)

Total Stockholder’s Equity	1,951,652	898,158

Total Liabilities and Stockholders’ Equity	$5,556,268	$4,220,739

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Operations
(Unaudited)

			Cumulative From July
			7, 2004 (inception) to
	Quarter Ended December 31,		December 31,

	2006
	(Restated)	2005	2006 (Restated)

Expenses

Selling, general and administrative expense	$2,509,399		$30,391,672
Research and development	101,798		101,798
Total Expenses	2,611,197		30,493,470

Other income (expenses)
Interest income	6,427		14,920

Loss from Continuing Operations	(2,604,770)	—	(30,478,550)

Loss from Discontinued Operations		(6,613)	(64,529)

Net Loss	$(2,604,770)	$(6,613)	$(30,543,079)

Net Loss per Share —Basic and Diluted

Continuing operations	$(0.03)	$—
Discontinued operations	$—	$—

Net Loss	$(0.03)	$—

Weighted Average Shares Outstanding	77,176,577	136,400,000
The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
			July 7, 2004
	Three Months Ended December 31,		(Inception) to
	2006	2005	December 31, 2006

	(Restated)		(Restated)

Cash Flows from Operating Activities
Net Loss	$(2,604,770)	$(6,613)	$(30,543,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,685	599	6,619
Stock based compensation	2,102,636	—	27,233,098
Changes in:
Prepaid expenses	4,335	—	(36,242)
Due from related party	(43,894)	—	(43,894)
Inventory	(388,501)	—	(388,501)
Accounts payable and accrued liabilities	380,253	223	2,516,224
Accounts payable and accrued liabilities, related parties	(58,168)	—	31,124

Cash used in operating activities	$(605,424)	$(5,791)	$(1,224,651)

Cash flows from investing Activities:
Acquisition of equipment	(100,298)	—	(122,983)
Deposits	211,195	—	(361,221)
Leasehold improvements — plant	(1,341,828)	—	(2,084,548)

Cash used in investing actives	$(1,230,931)	$—	$(2,568,752)

Cash flows from Financing Activities:
Proceeds from note payables	—	—	600,000
Proceeds from advances from a related party	—	—	450,000
Proceeds from issue of common stock	1,500,000	—	5,210,000
Cash provided by financing activities	1,500,000	—	6,260,000
Effect of exchange rates on cash	15,343	—	11,348
Net Increase in Cash	(321,012)	(5,791)	2,477,945
Cash, Beginning of Period	2,798,957	48,401	—
Cash, End of Period	$2,477,945	$42,610	$2,477,945

Non-cash investing and financing activities:
Capitalized interest related to leasehold improvements — plant	$11,982	$—	$43,106

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.
A Development Stage Company
Notes to Consolidated Financial Statements
December 31, 2006
NOTE 1 — BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim financial statements of Solar Enertech Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Solar Enertech’s Annual Report filed with the SEC on Form 10-KSB and its subsequent amendments. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2006 as reported elsewhere in this Form 10-QSB/A have been omitted.
These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech Corporation and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Infotech (Shanghai) Solar Technologies Ltd (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at December 31, 2006 and as a result no minority interest balance is reflected in these financial statements.
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
Under the Agency Agreement, the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. Because the Company and Infotech share the same managers and staff and the Company provides Infotech’s sole source of financial support, the companies effectively operate as parent and subsidiary. Infotech is not compensated for its services as agent; however, the Company is required to reimburse Infotech for the normal and usual expenses of managing the Company’s business activities as contemplated by the agreement.
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
All of the Company’s business activities conducted in China are carried out by Infotech. As of December 31, 2006 total assets held by Infotech as agent for Solar Enertech amounted to $5.3 million and total advances and reimbursements made to date from the Company to Infotech totaled $5.9 million which effectively represents an intercompany receivable to the Company from Infotech Shanghai which is eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for the Company. Infotech’s operating expenses on behalf of the Company for the quarter ended December 31, 2006 totaled $310,792. Infotech’s only debt consisted of advances received from the Company.
Research & development expense
Expenditures for research activities relating to product development are charged to expense as incurred.
NOTE 2 — INVENTORY
Inventories consist of silicon and photovoltaic cells and other component material which are valued at the lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required.
At December 31, 2006, inventory consists of:

Raw materials	$294,723
Low value consumption goods	470
Work in progress	93,308

$388,501

Inventory is shown net of a zero reserve for slow moving and obsolete inventory at December 31, 2006.
NOTE 3 — RELATED PARTY TRANSACTIONS
Due from related party
During the quarter ended December 31, 2006, a company controlled by the Company’s President received reimbursement for pre-operating expenditures incurred on behalf of Solar Enertech. The payment made to this related party exceeded the expenses incurred by $43,894, and is included in due from a related party on the balance sheet. It is anticipated that subsequent to quarter end, these funds will be transferred back to Solar Enertech.

NOTE 4 — EQUITY TRANSACTIONS
Common stock issued for cash
In November 2006, Solar Enertech sold 2,500,000 units at $0.60 per unit, for net proceeds of $1,500,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring November 28, 2007.
Warrants
During the period May 2006 through September 2006, in connection with the sale of the Company’s common stock, the board of directors approved the issuance of warrants to purchase an additional 3,607,000 shares of the Company’s common stock. The warrants were initially exercisable at $1.60, but were re-priced in November 2006 to $1 per share. All of the warrants expire in one year from issuance.
During November 2006, in connection with the sale of the Company’s common stock, the board of directors approved the issuance of a warrant to purchase an additional 2,500,000 shares of the Company’s common stock. The warrant is exercisable at $1 per share and expires in November 2007.
The fair value of these warrants recognized as additional paid in capital was calculated using the Black-Scholes-Merton option pricing model, using the following assumptions:
•	risk-free interest rate of 4.50%
•	no dividend yield
•	volatility of 82.57%
•	expected lives — 1 year
A summary of warrant activity through December 31, 2006 is as follows:

	Number of	Exercise	Expiration	Fair
	Shares	Price	Date	Value

Outstanding at March 31, 2006	—			—
Granted in connection with Common Stock Purchase	2,825,000	1.00	May-June 2007	$915,616
Outstanding at June 30, 2006	2,825,000			915,616
Granted in connection with Common Stock Purchase	782,000	1.00	July-Sept 2007	233,008
Outstanding at September 30, 2006	3,607,000			1,148,624
Granted in connection with Common Stock Purchase	2,500,000	1.00	November 2007	364,950

Outstanding at December 31, 2006	6,107,000			$1,513,574

At December 31, 2006, no warrants have been exercised and the weighted-average remaining contractual life is 0.66 years.
Options
Pursuant to an option agreement dated March 1, 2006 between a former officer and director and the President of the Company, the President has the right to purchase a total of 36,000,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting immediately, and the remaining options vesting upon 12 and 24 months after the date of the agreement.

Pursuant to an option agreement dated March 1, 2006 with a former officer and director of the Company, a current director of the Company has the right and option to purchase a total of 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vested immediately.
The fair value of the options granted under these agreements was estimated at $26.4 million using the Black-Scholes stock price valuation model with the following assumptions:
■	Volatility of 82.57%
■	Risk- free interest rate of 4.65%
■	Expected lives — 4 years
■	No dividend yield
■	Market value per share of stock on measurement date of $0.70.
For the quarter ended December 31, 2006, the Company had recorded compensation expense of $2.1 million in relation to these options. Please refer to note 6 for the restatement.
As of December 31, 2006, the President exercised an option to purchase 10.75 million shares of the Company’s common stock. The right to purchase an additional 25.25 million shares of common stock remains outstanding. Also outstanding at December 31, 2006 was an option granted to a director for the purchase of 1.5 million shares of the Company’s common stock.
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Capital investments
Pursuant to a joint research and development laboratory agreement with Shanghai University, effective December 15, 2006 and expiring on December 15, 2016, Solar Enertech is committed to fund the establishment of laboratories and completion of research and development activities, as follows:

Year	Amount
2007	$414,000
2008	723,000
2009	826,000
2010	826,000
2011	981,000

Total	$3,770,000

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
Expenditures under his agreement will be accounted for as research and development expenditures under Statement of Financial Accounting Standard #2 — ‘Accounting for Research and Development Costs’ and expensed as incurred.

NOTE 6 — RESTATEMENT
On August 15, 2007, the Company filed a Current Report on Form 8K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and for the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. The impact of the adjustments on the consolidated balance sheet as of December 31, 2006 and the statements of operations for the quarter ended December 31, 2006 and the period from inception (July 7, 2004) through December 31, 2006 are summarized and explained in detail as follows:

	December 31, 2006 Original			December 31, 2006 (As
	Form 10-QSB	Adjustments	Note	Restated)

Balance Sheet — December 31, 2006
Accounts payable and accrued liabilities	$404,970	$2,118,522	B	$2,523,492
Accounts payable and accrued liabilities, related parties	—	$31,124	C	31,124
Additional paid in capital	$5,222,553	$27,162,492	D	32,385,045
Deficit accumulated during development stage	($1,230,942)	($29,312,137)	A	(30,543,079)

Statement of Operations For the Quarter ended December 31, 2006
Selling, general and administrative expense	$446,245	$2,063,154	A	$2,509,399
Net loss	($541,616)	($2,063,154)	A	($2,604,770)
Net loss per share — Continuing operations	($0.01)	($0.02)	A	($0.03)

Statement of Operations From inception (July 7, 2004) through December 31, 2006
Selling, general and administrative expense	$1,079,535	$29,312,137	A	$30,391,672
Net loss	($1,230,942)	($29,312,137)	A	($30,543,079)
Note A
Under an agreement dated March 1, 2006, the current President and CEO of the Company was granted an option to purchase a total of 36 million shares of common stock directly from a former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting on March 1, 2006, and the remaining options vesting on March 1, 2007 and March 1, 2008, respectively. Additionally, under another agreement dated March 1, 2006, a current director has the right to purchase a total of 1.5 million shares of the Company’ common stock directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vested immediately. In July 2006, the President and CEO exercised a portion of his option and acquired 10.75 million shares of common stock from the former officer and subsequently transferred 5.75 million shares to various employees of Infotech Shanghai. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) on January 1, 2006. FAS 123R requires the Company to record compensation expense for shares transferred from a related party to employees of the Company for services provided to the Company.
We made the following three adjustments related to these transactions:

1.	The fair value of the options granted under the option agreements to the President and CEO and a director was estimated using the Black-Scholes stock price valuation model with the following assumptions:
■	Volatility of 82.57%
■	Risk- free interest rate of 4.65%
■	Expected lives — 4 years
■	No dividend yield
■	Market value per share of stock on measurement date of $0.70.
The Black Scholes model valued the options at $26,406,296 which is amortized over the service period: $14,435,461 in fiscal year 2006, $8,450,026 in fiscal year 2007 and $3,520,809 in fiscal year 2008. Based on the revised calculation, we increased stock compensation by $14,435,461 in fiscal year 2006 and $2,063,154 in the quarter ended December 31, 2006.

2.	The fair value of the shares transferred to employees was $10,695,000, using the market price on July 6, 2007, the date of transfer. We recorded $10,695,000 of compensation expense in fiscal year 2006.

3.	The Company recorded an additional compensation expense of $2,118,522, related to withholding tax obligations that arose from the exercise of stock options by our President and an employee who resides in the United States.
For the quarter ended December 31, 2006, the above adjustments increased selling, general and administrative expense and net loss by $2,063,154 representing the current quarter stock-based compensation expense related to the options granted to the President and to a director. The impact on earnings per share was a loss of $0.02 per share. Impact on cumulative selling, general and administrative expense, net loss from inception (July 7, 2004) through December 31, 2006 and deficit accumulated during development stage was $29,312,137.
Note B
In conjunction with the adjustment described in Note A, the Company recorded an additional compensation expense of $2,118,522 related to withholding tax obligations that arose as a result of the exercise of stock options by our President and an employee who resides in the United States. Accrued liabilities increased by $2,118,522 accordingly.
Note C
The Company reclassified $31,124 of interest expense on a related party loan from additional paid in capital account to accrued liabilities. The payable is due on demand.
Note D
Additional paid in capital was increased by $27,193,616 due to the stock option adjustments described in Note A. The additional paid in capital account was reduced by $31,124 due to the reclassification entry described in Note C. The net impact on additional paid in capital was $27,162,492.
Amendments to Form 10-QSB
The Company filed Form 10-QSB on February 14, 2007. Subsequently, we filed Amendment No. 1 on April 10, 2007 and Amendment No. 2 on July 3, 2007. We are currently filing Amendment No. 3 to our Form 10-QSB.
In April 2007, we identified certain accounting errors related to option agreements with employees and other share based compensation, and also determined that we had not properly accounted for certain transactions with and by related parties. Accordingly, share based compensation charges were revised in an amendment to our Form 10-KSB. These revisions have been carried forward in the balance sheet. We further revised stock based compensation expenses for the fiscal quarter ended December 31, 2006. We amended disclosures included in footnote 4 to correct a stock-based compensation charge in connection with an option agreement dated March 1, 2006 between a former officer and director and the Company’s President. The charge was reduced from $49,352 to $9,870. The fair value of the options was calculated using the Black-Scholes valuation model. The assumptions used in the model were subsequently revised in this Amendment No. 3 to our Form 10-QSB for the quarter ended December 31, 2006.
In responding to the second comment letter we received from the Securities and Exchange Commission, we reviewed certain historical transactions incurred prior to September 30, 2006 and made the following adjustments in Amendment No. 3 to the Company’s Form 10-KSB:
•	The Company recorded an additional compensation expense of $14.4 million related to the options granted on March 1, 2006 to the current President and a director. The original Black Scholes model used $0.002 as the fair value of the common stock, based on the most recent sale of our common stock prior to the issuance date. However, shortly after the grant dates of these options, the Company’s shares traded at a significantly higher value. Management revised the assumptions used in the Black Scholes model, most notably increasing the share price from $0.002 to $0.70 per share based upon a valuation performed by our management. This resulted in significantly higher compensation expense.
•	The Company recorded an additional compensation expense of $2.9 million related to the 5.75 million shares transferred from the President to various officers and employees of Infotech Shanghai. The share price of $1.36 used in the original calculation was based on an incorrect transaction date. The share price used in the revised calculation was $1.86 which resulted in significantly higher compensation expense.
•	The Company recorded a withholding tax expense and liability of $2.1million related to the exercise of stock options by the President and an employee residing in the United States.
•	The Company reclassified imputed interest on a related party loan of $31,000 from additional paid in capital to accrued expense.
These revisions have been carried forward in the balance sheet as of December 31, 2006. We have also increased stock based compensation expenses for the fiscal quarter ended December 31, 2006 by $2.1 million.
Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
We have not generated any revenues from products, services or operations since the inception of our solar energy business. Management’s discussion and analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.
GENERAL
Solar Enertech Corporation (formerly Safer Residence Corporation) (“Solar” or the “Company”) was incorporated under the laws of the state of Nevada on July 7, 2004, and was engaged in a variety of business until March 206, when it began its current operations as a photovoltaic solar energy cell (“PV” Cell) manufacturer. Effective February 27, 2006, the Company forward split its issued common shares on the basis of forty-four new shares for one old share. The number of shares referred to our consolidated financial statements to this report has been restated wherever applicable, except where noted, to give retroactive effect to the forward stock split.

The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 1, Topic 4(c). The number of common shares outstanding pre-forward stock split was 1,652,273, and after giving effect to the forward split, the outstanding common shares totaled 72,700,012.
On March 1, 2006, the Company authorized the increase of its authorized capital stock from 75,000,000 common shares with a par value of $0.001 to 200,000,000 common shares with a par value of $0.001. The amendment increasing its authorized capital stock has been filed with the Nevada Secretary of State.
On April 7, 2006, the Company changed its name to Solar Enertech Corp.
The consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Infotech (Shanghai) Solar Technologies Ltd (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated.
The Company’s goal is to maximize its value through manufacturing and distributing of PV Cells in China and California. The Company’s current focus is to establish a 42,000-square-foot manufacturing facility in Shanghai’s Jinqiao Modern Science and Technology Park. The Company plans to invest in PV cell research to develop higher efficiency cells and put the results of that research to use immediately in its manufacturing processes. The Company has also established a marketing, purchasing and distribution arm in Northern California’s Silicon Valley. The Company currently has no other operations.
The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If we are not successful, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.
RESULTS OF OPERATIONS
The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes.
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
We have financed our operations since inception primarily through private sales of securities. As of December 31, 2006 we had approximately $2.48 million in cash.

Restatements
On August 15, 2007, the Company filed a Current Report on Form 8K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and for the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. The impact of the adjustments on the consolidated balance sheet as of December 31, 2006 and the statements of operations for the quarter ended December 31, 2006 and the period from inception (July 7, 2004) through December 31, 2006 are summarized and explained in detail as follows:

	December 31, 2006 Original			December 31, 2006 (As
	Form 10-QSB	Adjustments	Note	Restated)
Balance Sheet — December 31, 2006
Accounts payable and accrued liabilities	$404,970	$2,118,522	B	$2,523,492
Accounts payable and accrued liabilities, related parties	—	$31,124	C	31,124
Additional paid in capital	$5,222,553	$27,162,492	D	32,385,045
Deficit accumulated during development stage	($1,230,942)	($29,312,137)	A	(30,543,079)

Statement of Operations
For the Quarter ended December 31, 2006
Selling, general and administrative expense	$446,245	$2,063,154	A	$2,509,399
Net loss	($541,616)	($2,063,154)	A	($2,604,770)
Net loss per share — Continuing operations	($0.01)	($0.02)	A	($0.03)

Statement of Operations
From inception (July 7, 2004) through December 31, 2006
Selling, general and administrative expense	$1,079,535	$29,312,137	A	$30,391,672
Net loss	($1,230,942)	($29,312,137)	A	($30,543,079)
Note A
Under an agreement dated March 1, 2006, the current President and CEO of the Company was granted an option to purchase a total of 36 million shares of common stock directly from a former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting on March 1, 2006, and the remaining options vesting on March 1, 2007 and March 1, 2008, respectively. Additionally, under another agreement dated March 1, 2006, a current director has the right to purchase a total of 1.5 million shares of the Company’ common stock directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vested immediately. In July 2006, the President and CEO exercised a portion of his option and acquired 10.75 million shares of common stock from the former officer and subsequently transferred 5.75 million shares to various employees of Infotech Shanghai. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) on January 1, 2006. FAS 123R requires the Company to record compensation expense for shares transferred from a related party to employees of the Company for services provided to the Company.

We made the following three adjustments related to these transactions:
1.	The fair value of the options granted under the option agreements to the President and CEO and a director was estimated using the Black-Scholes stock price valuation model with the following assumptions:
■	Volatility of 82.57%
■	Risk- free interest rate of 4.65%
■	Expected lives — 4 years
■	No dividend yield
■	Market value per share of stock on measurement date of $0.70.
The Black Scholes model valued the options at $26,406,296 which is amortized over the service period: $14,435,461 in fiscal year 2006, $8,450,026 in fiscal year 2007 and $3,520,809 in fiscal year 2008. Based on the revised calculation, we increased stock compensation by $14,435,461 in fiscal year 2006 and $2,063,154 in the quarter ended December 31, 2006.
2.	The fair value of the shares transferred to employees was $10,695,000, using the market price on July 6, 2007, the date of transfer. We recorded $10,695,000 of compensation expense in fiscal year 2006.
3.	The Company recorded an additional compensation expense of $2,118,522, related to withholding tax obligations that arose from the exercise of stock options by our President and an employee who resides in the United States.
For the quarter ended December 31, 2006, the above adjustments increased selling, general and administrative expense and net loss by $2,063,154 representing the current quarter stock-based compensation expense related to the options granted to the President and to a director. The impact on earnings per share was a loss of $0.02 per share. Impact on cumulative selling, general and administrative expense and net loss from inception (July 7, 2004) through December 31, 2006 was $29,312,137.
Note B
In conjunction with the adjustment described in Note A, the Company recorded an additional compensation expense of $2,118,522 related to withholding tax obligations that arose as a result of the exercise of stock options by our President and an employee who resides in the United States. Accrued liabilities increased by $2,118,522 accordingly.
Note C
The Company reclassified $31,124 of interest expense on a related party loan from additional paid in capital account to accrued liabilities. The payable is due on demand.
Note D
Additional paid in capital was increased by $27,193,616 due to the stock option adjustments described in Note A. The additional paid in capital account was reduced by $31,124 due to the reclassification entry described in Note C. The net impact on additional paid in capital was $27,162,492.
Amendments to Form 10-QSB
The Company filed Form 10-QSB on February 14, 2007. Subsequently, we filed Amendment No. 1 on April 10, 2007 and Amendment No. 2 on July 3, 2007. We are currently filing Amendment No. 3 to our Form 10-QSB.

In April 2007, we identified certain accounting errors related to option agreements with employees and other share based compensation, and also determined that we had not properly accounted for certain transactions with and by related parties. Accordingly, share based compensation charges were revised in an amendment to our Form 10-KSB. These revisions have been carried forward in the balance sheet. We further revised stock based compensation expenses for the fiscal quarter ended December 31, 2006. We amended disclosures included in footnote 4 to correct a stock-based compensation charge in connection with an option agreement dated March 1, 2006 between a former officer and director and the Company’s President. The charge was reduced from $49,352 to $9,870. The fair value of the options was calculated using the Black-Scholes valuation model. The assumptions used in the model were subsequently revised in this Amendment No. 3 to our Form 10-QSB for the quarter ended December 31, 2006.
In responding to the second comment letter we received from the Securities and Exchange Commission, we reviewed certain historical transactions incurred prior to September 30, 2006 and made the following adjustments in Amendment No. 3 to the Company’s Form 10-KSB:
•	The Company recorded an additional compensation expense of $14.4 million related to the options granted on March 1, 2006 to the current President and a director. The original Black Scholes model used $0.002 as the fair value of the common stock, based on the most recent sale of our common stock prior to the issuance date. However, shortly after the grant dates of these options, the Company’s shares traded at a significantly higher value. Management revised the assumptions used in the Black Scholes model, most notably increasing the share price from $0.002 to $0.70 per share based upon a valuation performed by our management. This resulted in significantly higher compensation expense.
•	The Company recorded an additional compensation expense of $2.9 million related to the 5.75 million shares transferred from the President to various officers and employees of Infotech Shanghai. The share price of $1.36 used in the original calculation was based on an incorrect transaction date. The share price used in the revised calculation was $1.86 which resulted in significantly higher compensation expense.
•	The Company recorded a withholding tax expense and liability of $2.1million related to the exercise of stock options by the President and an employee residing in the United States.
•	The Company reclassified imputed interest on a related party loan of $31,000 from additional paid in capital to accrued expense.
These revisions have been carried forward in the balance sheet as of December 31, 2006. We have also increased stock based compensation expenses for the fiscal quarter ended December 31, 2006 by $2.1 million.
Three-month period ended December 31, 2006
The following table sets forth our consolidated statements of operations for the quarter ended December 31, 2006.

Expenses
Selling, general & administrative, and research & development expenses	$(2,611,197)
Interest income	6,427

Net loss	$(2,604,770)

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
Revenues
For the quarter ended December 31, 2006, we had no revenues from operations, and interest income of $6,427. We expect to start earning revenues in our second or third quarter of fiscal 2007, as production of the SolarE solar modules began in our first quarter of fiscal 2007. As of December 31, 2006, we have manufactured approximately 125 panels, 75 of which are being used as demos and test panels, with the remaining panels being available for sale. We expect to commence sell during our second or third fiscal quarter of 2007. The Company’s success depends on successful sales efforts, but also on our ability to ramp up production.
Expenses
During the fiscal quarter ended December 31, 2006, the Company incurred total expenses of $2,611,197. These expenses were related mainly to stock based compensation expense and start up costs associated with the construction and development of the Company’s manufacturing facility, and activities associated with the maintenance of a public listing, such as shareholder communications, legal and accounting fees, and corporate development and promotion. Some of these expenses, as well as cash disbursements of $1,341,828 for leasehold improvements (net of capitalized interest), and $100,298 for the acquisition of equipment are one time expenses resulting from start up costs relating to equipping the Company’s Shanghai manufacturing facility. The anticipated expenditures for the Company are described below. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the development stage.
Discontinued Operations
A loss of $6,613 was incurred in discontinued operations in the quarter ended December 31, 2005, as a result of operating expenses related to home security services. Amounts related to discontinued operations included in the comparative financial statements presented herein have been reclassified to conform to the current period presentation.
Net Loss
Our net loss was $2,604,770 for the fiscal quarter ended December 31, 2006. The net loss reflects our expenses relating to employee stock based compensation expense, cost associated with financings activities, and the cost of additional employees to pursue our strategy, and expenditures for research and development. These expenses have been incurred ahead of our ability to recognize material revenues from the sales of our SolarE panels.
Liquidity and Capital Resources
As of December 31, 2006, we had cash and cash equivalents of $2,477,945. Since inception, we funded our operations from private sales of equity and short term borrowings. We believe our current strategies will provide sufficient working capital to fund our operations for at least the next 12 months assuming a steady ramp-up in production. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the quarter ended December 31, 2006, we used $605,424 of cash in operations. Net cash used by operating activities reflected $4,335 in prepaid expenses, $2,685 in depreciation, $2,102,636 in stock based compensation, $43,894 in due from a related party, purchase of inventory of $388,501 and an increase in accounts payable and accrued liabilities of $380,253. Investment activities used $1,230,931 of cash during the period, which was primarily related to the leasehold improvements of our manufacturing plant associated with developing the Company’s leased facilities in Shanghai, China and a reduction of $211,195 in deposit for equipment.
Financing activities provided $1,500,000 of cash during the period from private placement subscription proceeds.
Our current cash requirements are significant. Cash is needed to build our inventory silicon wafers inventory; complete leasehold improvements in our manufacturing plant in Shanghai, for the purchase of manufacturing equipment, and for start up and other operational expenses. During the second and third quarter of our fiscal year 2007, we expect to need significant cash as we begin to build a second production line, scheduled for completion during the first quarter of fiscal 2008. Accordingly, we expect to continue to use cash to fund operations for at least fiscal 2007 as we expand our manufacturing capacity and our product shipments. We expect to continue to use cash to build up our inventory of silicon wafers to hedge the current shortage in the industry.
In the past, we paid cash for our inventory and equipment purchases. However, and we are in the process of negotiating credit terms with our vendors and we plan to finance some of our equipment purchases by short term bank borrowings and by establishing a working capital line of credit.
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

These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Infotech (Shanghai) Solar Technologies Ltd (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at December 31, 2006 and as a result no minority interest balance is reflected in these financial statements.
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
Under the Agency Agreement, the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. Because the Company and Infotech share the same managers and staff and the Company provides Infotech’s sole source of financial support, the companies effectively operate as parent and subsidiary. Infotech is not compensated for its services as agent; however, the Company is required to reimburse Infotech for the normal and usual expenses of managing the Company’s business activities as contemplated by the agreement.
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

All of the Company’s business activities conducted in China are carried out by Infotech. As of December 31, 2006 total assets held by Infotech as agent for Solar Enertech amounted to $5.3 million and total advances and reimbursements made to date from the Company to Infotech totaled $5.9 million which effectively represents an intercompany receivable to the Company from Infotech Shanghai which is eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for Solar. Infotech’s operating expenses on behalf of Solar for the quarter ended December 31, 2006 totaled $310,792. Infotech’s only debt consisted of advances received from the Company.
Currency and foreign exchange
The Company determined that its functional currency is the Renminbi as substantially all of its operations are in China. The Company’s reporting currency is the U.S. dollars.
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
Inventory
Inventory consisting of silicon and photovoltaic cells and other component material are valued at the lower of cost (first-in, first-out) or market. Management provides a reserve to reduce inventory to its net realizable value. Certain factors could impact the realizable value of inventory, so management continually evaluates the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration expected demand, new product development, the effect new products might have on the sale of existing products, product obsolescence, and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required.
Stock-based Compensation
The Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. which requires the Company to recognize, as an expense, the fair value of share options and other share-based compensation to employees.
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

Determining Fair Value
Valuation and amortization method —The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term —The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding.
Expected Volatility— The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. Due to the Company’s limited trading history, we also considered volatility data of guidance companies.
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
Plan of Operations
Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If we are not successful, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.
We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.
Projected Expenditures Over The Next 12 Months
The following chart provides an overview of our budgeted expenditures by major area of activity for the next 12 months from the date of this quarterly report:

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
ITEM 3. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.
Solar Enertech Corp. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of a material weakness related to identification and valuation of stock options issued for employee services. We restated our consolidated financial statements for the quarter ended December 31, 2006 in order to properly reflect stock-based compensation related to employee stock options.
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
Part II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following offerings were all made in reliance on Regulation S of the Securities Act of 1933. The offers and sales were all made in offshore transactions and no directed selling efforts were made in the U.S. by us, a distributor, our affiliates or a distributor or any person acting on their behalf. All of the information below gives effect to the forward split that was effective on February 27, 2006.
On November 7, 2006 we received subscriptions for the purchase of 2,500,000 units at $0.60 per unit, for net cash proceeds of $1,500,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, for one year.
On November 10, 2006, our Board of Directors resolved to offer to all of its warrant holders a lower exercise price for their warrants. The 3,607,000 warrants outstanding at that time were reduced in exercise price to $1.00 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.
3.1	Articles of Incorporation, Incorporated by reference to our SB2 Registration Statement Amendment 7 filed on May 5, 2005, SEC File Number 333-120926.

3.2	By-laws, Incorporated by reference to our SB2 Registration Statement Amendment 7 filed on May 5, 2005, SEC File Number 333-120926.

3.4	Article of Merger filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.

31.1	Section 302 Certification — Chief Executive Officer

31.2	Section 302 Certification — Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of September, 2007.

SOLAR ENERTECH CORP.
Date: September 20, 2007	By:	/s/ Leo Shi Young
Leo Shi Young
Director, President/CEO

Date: September 20, 2007	By:	/s/ Ming Wai Anthea Chung
Ming Wai Anthea Chung
Chief Financial Officer

Date: September 20, 2007	By:	/s/ Shijian Yin
Shijian Yin
Director, General Manager/COO

Date: September 20, 2007	By:	/s/ Fang Xie
Fang Xie
Director, Treasurer and Secretary