Form 10QSB/A
period 2007-03-31
SOLAR ENERTECH CORP
filed 2007-09-20
CIK 1307873

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
Registrant’s telephone number, including area code (650) 688-5800
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Number of shares outstanding of registrant’s class of common stock as of September 10, 2007: 78,807,012
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

FORWARD-LOOKING STATEMENTS
This report on Form 10-QSB/A contains forward-looking statements, in particular in our Plan of Operation that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS
The forward-looking statements included herein relate only to events or information as of the date on which the statements are made. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.
EXPLANATORY NOTE
Restatement of consolidated financial statements
On May 18, 2007 Solar Enertech Corporation (the “Company”) filed its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 (the “Original Filing”). On July 3, 2007, the Company filed Amendment No. 1 to the Original Filing to correct certain identified errors. Subsequently, in responding to a comment letter received from the US Securities and Exchange Commission (“SEC”), the Company has filed this Amendment No. 2 to Form 10-QSB. Further discussion of these amendments follows:
Amendment No.1
In June 2007, the Company’s subsequent evaluation of the convertible notes contracts entered into in March 2007 resulted in a determination that a redemption privilege giving the counterparty the right to require the Company to redeem the shares upon the occurrence of certain triggering events, one of which was outside of the control of the Company, resulted in an embedded derivative requiring derivative accounting. The effect of the changes related to accounting for the issues described above on our statement of operations for the quarter and six month periods ended March 31, 2007 was to increase net loss by $1.2 million and loss per share by $(0.01) for the quarter and six month periods ended March 31, 2007. In July 2007, in responding to the second comment letter from the SEC, we reconsidered the accounting related to the convertible notes and recorded additional adjustments which are discussed in detail below.
Additionally, in response to the second SEC comment letter, we revised the presentation in the statement of operations and enhanced disclosures throughout the Form 10-QSB/A.
Amendment No.2
Management reconsidered the accounting and disclosure for the convertible notes and related warrants entered into in March 2007 and made the following determinations that changed the accounting and presentation of these instruments from the way they had been accounted for and presented in the Original Filing as well as in Amendment No 1:
•	The conversion option embedded in the notes was determined to be an embedded derivative, primarily as a result of cash settlement provisions triggered by certain change of control type events, along with the previously identified redemption privilege derivative. Together these derivatives represent a compound embedded derivative to be accounted for at fair value at inception and at each subsequent reporting period. As a result of this determination this compound embedded derivative was valued at $17 million and recorded as a separate liability in the balance sheet which created an offsetting debt discount. The original derivative liability totaling $1.2 million recorded in the Amendment No. 1 was reversed in this Amendment No.2 and the value of the new compound embedded derivative was recorded.

•	Since the conversion option was determined to be an embedded derivative, the Company’s prior accounting for the conversion option under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”s, and EITF 00-27, “ Application of Issue No. 98-5 to Certain Convertible Instruments” , as a beneficial conversion feature was determined to be incorrect. As a result, the related beneficial conversion feature recorded to equity with the offset to debt discount of $17.3 million was reversed and the related amortization of this discount totaling $282,000 was also reversed in this Amendment No 2.

•	The warrants issued to the note holders as well as the placement agent were determined to be liability instruments, primarily due to the existence of cash redemption provisions contained in the warrants in the event of certain change of control-type events. The value of the warrants issued to the note holders totaling $15.9 million has been recorded in this amendment as a liability and related discount to the convertible notes at issuance with changes in fair value in subsequent periods recorded as “loss on fair market value of warrant liability” in the statement of operations. The warrants issued to the placement agent totaling $1.2 million have been recorded in this Amendment No. 2 as a warrant liability and deferred financing cost with changes in fair value in subsequent periods being recorded as “loss on fair market value of warrant liability” in the statement of operations. The deferred financing costs are being amortized to interest expense on a method that approximates the effective interest rate method.

•	The fair value changes of the compound embedded derivative and warrants totaling $22.6 million have been recorded as “loss on fair market value of compound embedded derivative” and “loss on fair market value of warrant liability” in this Amendment No. 2.

•	We recorded a “loss on issuance of convertible notes” of $15.2 million relating to the excess of the fair value of the warrants issued to the note holders and compound embedded derivative liabilities over loan principal balance at the issuance of the notes.

Additionally, in responding to the second SEC comment letter, we reviewed certain historical transactions that occurred prior to September 30, 2006 and made the following adjustments in Amendment No. 3 to our Annual Report on Form 10-KSB. These revisions have been carried forward in the balance sheet as of March 31, 2007.

•	We recorded an additional compensation expense of $14.4 million related to the options granted on March 1, 2006 to our President and to a director. The original Black Scholes model used $0.002 as the fair value of the common stock, based on the most recent sale of our common stock prior to the issuance date. However, shortly after the grant dates of these options, our common stock traded in a public market at a significantly higher value. Management revised the assumptions used in the Black Scholes model, most notably increasing the share price from $0.002 to $0.70 per share based upon a valuation performed by our management. This resulted in a significantly higher compensation expense.

•	We recorded an additional compensation expense of $2.9 million related to the transfer of 5.75 million shares of our common stock by our President to various officers and employees of Infotech Shanghai. The share price of $1.36 used in the original calculation was based on an incorrect transaction date. The share price used in the revised calculation was $1.86 which resulted in a significantly higher compensation expense.

•	We recorded a withholding tax expense and liability of $2.1 million related to the exercise of stock option grants by the President and a US employee who reside in the United States.

•	We reclassified imputed interest on a related party loan of $54,000 from additional paid in capital to accrued expense.

Due to the change in assumptions used in the Black-Scholes valuation model, we have also increased stock based compensation expenses by $2.1 million for the quarter ended March 31, 2007 and by $4.2 million for the six months ended March 31, 2007.
In conjunction with the restatement, we increased selling, general and administrative expense for the quarter and six months ended March 31, 2006 by $10.2 million for employee stock option expense related to options granted to the President and a director.
Impact of Error on Previously filed Financial Statements
Our consolidated financial statements for the period from inception (July 7, 2004) through March 31, 2007 have been restated for the changes described above. The impact of the adjustments relating to these transactions on the consolidated balance sheet as of March 31, 2007 and the statements of operations for the quarter and six months ended March 31, 2007 and the period from inception (July 7, 2004) through March 31, 2007 are summarized below:

	Original Form		Amendment
	10-QSB	Adjustments	No. 2 to Form 10-QSB

Balance Sheet — March 31, 2007
Current portion of deferred financing costs	$605,937	$(601,149)	$4,788
Deferred financing costs	$2,771,864	$(236,518)	$2,535,346
Accounts payable and accrued liabilities	$379,715	$2,118,833	$2,498,548
Accounts payable and accrued liabilities, related parties	$11,760	$53,562	$65,322
Derivative liabilities	—	$29,200,000	$29,200,000
Warrant liabilities	—	$27,058,024	$27,058,024
Additional paid in capital	$32,011,003	$2,064,857	$34,075,860
Deficit accumulated during development stage	(9,740,890)	(61,050,385)	$(70,791,275)

Statement of Operations

For the quarter ended March 31, 2007

Selling, general and administrative expense	$321,096	$2,104,825	$2,425,921
Interest expense	$(355,354)	$301,326	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	$(9,958,593)
Net loss	$(676,793)	$(39,571,403)	$(40,248,196)
Net loss per share — Continuing operations	$(0.01)	$(0.50)	$(0.51)

Statement of Operations

For the 6 months ended March 31, 2007

Selling, general and administrative expense	$772,859	$4,162,461	$4,935,320
Interest expense	$(355,354)	$301,326	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	$(9,958,593)
Net loss	$(1,178,927)	$(41,674,039)	$(42,852,966)
Net loss per share — Continuing operations	$(0.02)	$(0.53)	$(0.55)

Statement of Operations

From inception (July 7, 2004) through March 31, 2007

Selling, general and administrative expense	$9,233,786	$23,583,807	$32,817,593
Interest expense	$(355,354)	$301,326	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	$(9,958,593)
Net loss	$(9,740,890)	$(61,050,385)	$(70,791,275)

A discussion of the restatement is set forth in Item 2. Management’s Discussion and Analysis or Plan of Operation and in Note 9 to the Consolidated Financial Statements included in this Amendment No. 2.
In this Amendment No. 2, we have revised the financial statements, the disclosures in item 2 of Part I (Management’s Discussion and Analysis or Plan of Operation) and the report at item 3 of Part I (Controls and Procedures). The other portions of the Original Filing are unaffected by the changes described above and have not been amended except for the correction of grammatical and spelling errors and some re-drafting for clarification. All information in this Amendment No. 2 is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment No. 2 to our Quarterly Report on Form 10-QSB shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Solar Enertech Corp.
A Development Stage Company
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2007	2006
	(Restated)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$14,398,617	$2,798,957
Prepaid expenses and advances	2,270,834	40,579
Inventory	1,228,396	—
Current portion of deferred financing costs	4,788	—

Total Current Assets	17,902,635	2,839,536

Fixed assets, net of accumulated depreciation	215,166	18,751
Plant being developed for own Use	2,953,695	790,036
Deferred financing costs	2,535,346	—
Deposits	512,935	572,416

Total Assets	$24,119,777	$4,220,739

LIABILITIES AND STOCKHOLDER’S EQUITY / (DEFICIT)
Current Liabilities:

Accounts payable and accrued liabilities	$2,498,548	$2,183,289
Accounts payable and accrued liabilities, related parties	65,322	89,292

Demand note payable to a related party	450,000	450,000
Demand notes payable	700,000	600,000
Derivative liabilities	29,200,000	—
Warrant liabilities	27,058,024	—
Deferred revenues	778,233	—

Total Liabilities	$60,750,127	$3,322,581

STOCKHOLDER’S EQUITY:
Capital stock
Common — 200,000,000 Shares Authorized at $0.001 par Value 78,807,012 and 76,307,012 Shares Issued and Outstanding at December 31, 2006 and September 30, 2006, Respectively	78,807	76,307
Additional paid in capital	34,075,860	28,764,155
Other comprehensive loss	6,258	(3,995)
Deficit accumulated during development stage	(70,791,275)	(27,938,309)

Total Stockholder’s Equity / (Deficit)	(36,630,350)	898,158

Total Liabilities and Stockholders’ Equity / (Deficit)	$24,119,777	$4,220,739

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Operations
(Unaudited)
For the Periods Ended

					Cumulative From
					July 7, 2004
	Three Months Ended March 31,		Six Months Ended March 31,		(inception) to
	2007	2006	2007	2006	March 31, 2007
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Sales	3,208	—	3,208	—	3,208
Cost of sales	(5,958)	—	(5,958)	—	(5,958)

Gross Loss	(2,750)	—	(2,750)	—	(2,750)

Operating expense

Selling and general & administrative	2,425,921	10,210,448	4,935,320	10,210,448	32,817,593
Research & development	3,986	—	105,784		105,784

Operating Expense	2,429,907	10,210,448	5,041,104	10,210,448	32,923,377

Other (expense) income
Interest income	6,393	—	12,820	—	21,313
Interest expense	(54,028)	—	(54,028)	—	(54,028)
Loss on issuance of convertible notes	(15,209,311)	—	(15,209,311)	—	(15,209,311)
Loss on fair market value of compound embedded derivative	(12,600,000)	—	(12,600,000)	—	(12,600,000)
Loss on fair market value of warrant liability	(9,958,593)	—	(9,958,593)	—	(9,958,593)

Loss from Continuing Operations	(40,248,196)	(10,210,448)	(42,852,966)	(10,210,448)	(70,726,746)

Loss from Discontinued Operations		(14,428)		(21,041)	(64,529)

Net Loss	(40,248,196)	(10,224,876)	(42,852,966)	(10,231,489)	(70,791,275)

Net Loss per Share — Basic and Diluted
Continuing operations	$(0.51)	$(0.09)	$(0.55)	$(0.08)
Discontinued operations	—	—	—	—

Weighted Average Shares Outstanding	78,807,012	111,672,782	77,982,836	124,150,002
The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statement of Shareholders’ Equity (Unaudited)
For the period from July 7, 2004 [Inception] to March 31, 2007

			Additional	Other	Accumulated
	Common Stock		Paid-In	Comprehensive	Deficit During	Total Stockholders’
	Number	Amount	Capital	Income	Development Stage	Equity

Balances, at Inception	—	$—	$—	$—	$—	$—
Stock issued for cash	101,200,000	$101,200	$(78,200)	$—	$—	$23,000
Net loss from inception (July 7, 2004) to September 30, 2004	—	$—	$—	$—	$(2,701)	$(2,701)

Balances, September 30, 2004	101,200,000	$101,200	$(78,200)	$—	$(2,701)	$20,299
Stock issued for cash	35,200,000	$35,200	$44,800			$80,000
Net loss for the year ended September 30, 2005	—	$—	$—	$—	$(47,706)	$(47,706)

Balances, September 30, 2005	136,400,000	$136,400	$(33,400)	$—	$(50,407)	$52,593
Stock returned to treasury (no cost)	(63,699,988)	$(63,700)	$63,700	$—	$—	$—
Stock based compensation	—	$—	$25,130,462	$—	$—	$25,130,462
Issuance of common stock and warrants	3,607,000	$3,607	$3,603,393	$—	$—	$3,607,000
Currency translation adjustment	—	$—	$—	$(3,995)	$—	$(3,995)
Net loss for the year ended September 30, 2006	—	$—	$—		$(27,887,902)	$(27,887,902)

Balances, September 30, 2006 (As restated)	76,307,012	$76,307	$28,764,155	$(3,995)	$(27,938,309)	$898,158
Issue of stock and warrant, net of offering costs	2,500,000	$2,500	$1,086,692	$—	$—	$1,089,192
Stock based compensation	—	$—	$4,225,013	$—	$—	$4,225,013
Currency translation adjustment	—	$—	$—	$10,253	$—	$10,253
Net loss for the period ended March 31, 2007 (Restated)	—	$—	$—	$—	$(42,852,966)	$(42,852,966)

Balances, March 31, 2007 (As restated)	78,807,012	$78,807	$34,075,860	$6,258	$(70,791,275)	$(36,630,350)

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
A Development Stage Company
Consolidated Statements of Cash Flows
(Unaudited)
For the Periods Ended

			Cumulative from
			July 7, 2004
	Six months ended March 31,		(Inception) to March
	2007	2006	31, 2007
	(Restated)	(Restated)	(Restated)

Cash Flows from Operating Activities
Net Loss	$(42,852,966)	$(10,231,489)	$(70,791,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	8,832	1,198	12,766
Stock based compensation	4,225,013	10,210,448	29,355,475
Loss on issuance of convertible notes	15,209,311	—	15,209,311
Loss on fair market value of compound embedded derivative	12,600,000	—	12,600,000
Loss on fair market value of warrant liability	9,958,593	—	9,958,593
Changes in:
Prepaid expenses	(2,230,255)	—	(2,270,834)
Due from related party		—	—
Inventory	(1,228,396)	—	(1,228,396)
Deferred revenue	778,233	—	778,233
Accounts payable and accrued expenses	315,259	5,809	2,451,232
Accounts payable and accrued expenses, related parties	(68,846)	—	20,446

Cash used in operating activities	$(3,285,222)	$(14,034)	$(3,904,449)

Cash flows from investing Activities:
Acquisition of equipment	(205,247)	—	(227,932)
Deposit for equipment	59,481		(512,935)
Leasehold improvements — plant	(2,141,221)	—	(2,883,941)

Cash used in investing activites	$(2,286,987)	$—	$(3,624,808)

Cash flows from Financing Activities:
Proceeds from note payables	100,000	—	700,000
Proceeds from advances from a related party	—	—	450,000

Proceeds from convertible notes, net of offering cost	15,949,939	—	15,949,939
Proceeds from issue of common stock, net of offering costs	1,089,192	—	4,799,192

Cash provided by financing activities	$17,139,131	$—	$21,899,131

Effect of exchange rates on cash	32,738	—	28,743

Net Increase in Cash	11,599,660	(14,034)	14,398,617
Cash, Beginning of Period	2,798,957	48,401

Cash, End of Period	$14,398,617	$34,367	$14,398,617

SUPPLEMENTAL DISCLOSURES:

Non-cash investing and financing activities:
Warrants issued to placement agent in connection with convertible notes	$1,893,652	$—	$1,893,652
Warrants issued to note holders	$25,164,373	$—	$25,164,373
Capitalized interest related to leasehold improvements — plant	$22,438	$—	$69,754
The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.
A Development Stage Company
Notes to Consolidated Financial Statements
March 31, 2007 (Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Solar Enertech Corp. (“Solar Enertech” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Solar Enertech’s Annual Report filed with the SEC on Form 10-KSB and its subsequent amendments. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2006 have been omitted.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation and basis of accounting
These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech Corporation and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Infotech (Shanghai) Solar Technologies Ltd (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at March 31, 2007 and as a result no minority interest balance is reflected in these financial statements.
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
All of the Company’s business activities conducted in China are carried out by Infotech. As of March 31, 2007 total assets held by Infotech as agent for Solar Enertech amounted to $12 million and total advances and reimbursements made to date from the Company to Infotech totaled $12.9 million which effectively represents an intercompany receivable to the Company from Infotech Shanghai which is eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for Solar Enertech. Infotech’s operating expenses on behalf of Solar Enertech for the quarter ended March 31, 2007 totaled $135,163. Infotech’s only debt consisted of advances received from the Company.
Inventory
Inventories are stated at lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. We periodically review the carrying value of inventories and non-cancelable purchase commitments by reviewing sales forecasts, material usage requirements, and by reviewing the impact of changes in technology on our products (including engineering design changes). These forecasts of changes in technology, future sales, and pricing are estimates. We may record charges to write down inventories based on these reviews and forecasts. If there is weak demand in the solar industry and orders fall below our forecasts, additional write downs of inventories may be required which fwill negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.
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
In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, an asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations.

The Company’s management used market-based pricing models to determine the fair values of the Company’s derivatives. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.
The method used to estimate the value of the compound embedded derivatives (“CED”) as of each valuation date was a Monte Carlo simulation. Under this method the various features, restrictions, obligations and option related to each component of the CED were analyzed and spreadsheet models of the net expected proceeds resulting from exercise of the CED (or non-exercise) were created. Each model is expressed in terms of the expected timing of the event and the expected stock price as of that expected timing.
Because the potential timing and stock price may vary over a range of possible values, a Monte Carlo simulation was built based on the possible stock price paths (i.e., daily expected stock price over a forecast period). Under this approach an individual potential stock price path is simulated based on the initial stock price on the measurement date, and the expected volatility and risk free rate over the forecast period. Each path is compared against the logic describe above for potential exercise events and the present value (or non-exercise which result in $0 value) recorded. This is repeated over a significant number of trials, or individual stock price paths, in order to generate an expected or mean value for the present value of the CED.
The Company’s management used binomial valuation model to value warrants issued in conjunction with convertible notes entered into in March 2007. The model uses input such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value.
Revenue Recognition
Solar Enertech recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for extended maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed. Deferred revenue as of March 31, 2007 represents payments on customers contracts received prior to the products being completed and shipped.
Research and Development Cost
Expenditures for research activities relating to product development and improvement are charged to expense as incurred.
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
Fair values
Solar Enertech has various financial instruments, including cash and cash equivalents, receivables, accounts payable and amounts due to or from a related party, convertible notes, warrants and compound embedded derivative. Unless otherwise noted, these financial instruments are stated at amounts that approximate their fair values.

Foreign exchange risk
Solar Enertech may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi and the United States dollar.
NOTE 4 — INVENTORY

Raw materials	$841,000
Work in process	$387,396

Total	$1,228,396

The Company’s products have met technological feasibility as of March 31, 2007.
There was no reserve for slow moving and obsolete inventory. Additionally, we did not have inventory at September 30, 2006.
NOTE 5 — NOTE PAYABLE
On January 24, 2007, Solar Enertech borrowed $100,000 from a third party under a demand note with interest at 10% per year. Accrued interest on this note of $1,808 is included in accrued liabilities on the consolidated balance sheet. Including notes in existence prior to January 24, 2007, total note payable at March 31, 2007 was $700,000.
NOTE 6 — CONVERTIBLE NOTES
On March 7, 2007, Solar Enertech entered into a securities purchase agreement to issue $17,300,000 of secured convertible notes (“the Notes”) and detachable stock purchase warrants (“the Warrants”). Accordingly, during the quarter ended March 31, 2007, Solar Enertech sold units consisting of:
•	$5,000,000 in principal amount of Series A Convertible Notes and warrants to purchase 7,246,377 shares (exercise price of $1.21 per share) of its common stock;

•	$3,300,000 in principal amount of Series B Convertible Notes and warrants to purchase 5,789,474 shares (exercise price of $0.90 per share) of its common stock , and;

•	$9,000,000 in principal amount of Series B Convertible Notes and warrants to purchase 15,789,474 shares (exercise price of $0.90 per share) of its common stock.
The Notes bear interest at 6% per annum and are due in 2010. The principal amount of the Series A Convertible Notes may be converted at the initial rate of $0.69 per share for a total of 7,246,377 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest). The principal amount of the Series B Convertible Notes may be converted at the initial rate of $0.57 per share for a total of 21,578,948 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest).
In connection with the issuance of the Notes and Warrants, the Company engaged an exclusive advisor and placement agent (“the Advisor”) and issued warrants to the Advisor to purchase an aggregate of 1,510,528 shares of the Company’s common stock at an exercise price of $0.57 per share and 507,247 shares of the Company’s common stock at an exercise price of $0.69 per share (“the Advisor Warrants”). In addition to the issuance of the warrants, the Company paid $1,038,000 in commissions, an advisory fee of $173,000, other fees and expenses of $84,025.

The Company evaluated the Notes for derivative accounting considerations under SFAS 133 and EITF 00-19 and determined that the Notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (“the Compound Embedded Derivative”). The Compound Embedded Derivative is measured at fair value both initially and in subsequent periods. Changes in fair value of the Compound Embedded Derivative is recorded in the account “gain / (loss) on fair market value of compound embedded derivative” in the accompanying consolidated statements of operations.
The Warrants (including the Advisor Warrants) are classified as a liability, as required by SFAS No. 150, due to the terms of the warrant agreement which contains a cash redemption provision in the event of a Fundamental Transaction (as defined below). The Warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the Warrants are recorded in the account “gain / (loss) on fair market value of warrant liability” in the accompanying consolidated statements of operations.
The following table summarizes the valuation of the Notes, the Warrants (including the Advisor Warrants), and the Compound Embedded Derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding Advisor Warrants)	(15,909,311)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,311

Carrying amount of notes at grant date	$—

Fair value of warrant liability (including Advisor Warrants) at issuance	$17,099,431
Loss on fair market value of warrant liability	9,958,593

Fair value of warrant liability at March 31, 2007	$27,058,024

Fair value of compound embedded derivative at grant date	$16,600,000
Loss on fair market value of compound embedded derivative	12,600,000

Fair value of compound embedded derivative at March 31, 2007	$29,200,000

As of the issuance date, the Company recorded a loss on issuance of convertible notes of $15.2 million. The amount represents the excess of the fair value of the Warrants issued to note holders and the Compound Embedded Derivative over the principal amount of the Notes at the issuance date.
The value of the Warrants (including the “Advisor Warrants”) was estimated using a binomial valuation model with the following assumptions:

		As of
	At Issuance	March 31, 2007
Implied term (years)	5.0	4.9
Suboptimal exercise factor	2.5	2.5
Volatility	82%	82%
Dividend yield	0%	0%
Risk free interest rate	4.54%	4.54%

We recorded a total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the Advisor Warrants. The deferred financing cost is amortized over the three year life of the Notes using a method that approximates the effective interest rate method. The Advisor Warrants were recorded as a liability and are adjusted to fair value in each subsequent period.
The method used to estimate the value of the compound embedded derivatives (“CED”) as of each valuation date was a Monte Carlo simulation. Under this method the various features, restrictions, obligations and option related to each component of the CED were analyzed and spreadsheet models of the net expected proceeds resulting from exercise of the CED (or non-exercise) were created. Each model is expressed in terms of the expected timing of the event and the expected stock price as of that expected timing.
Because the potential timing and stock price may vary over a range of possible values, a Monte Carlo simulation was built based on the possible stock price paths (i.e., daily expected stock price over a forecast period). Under this approach an individual potential stock price path is simulated based on the initial stock price on the measurement date, and the expected volatility and risk free rate over the forecast period. Each path is compared against the logic describe above for potential exercise events and the present value (or non-exercise which result in $0 value) recorded. This is repeated over a significant number of trials, or individual stock price paths, in order to generate an expected or mean value for the present value of the CED.
The significant assumptions used in estimating stock price paths as of each valuation date are:

	At Issuance	March 31, 2007
Starting stock price (Closing price on date preceding valuation date)	$1.05 & 1.35	$1.76
Annual Volatility of Stock	81.98%	81.98%
Risk Free Rate (Based on 3yr T-Bill)	4.48% & 4.51%	4.54%
Additional assumptions were made regarding the probability of occurrence of each exercise scenario, based on stock price ranges (based on the assumption that scenario probability is constant over narrow ranges of stock price). The key scenarios included public offering, bankruptcy and other defaults.
The material terms of the Notes are as follows:
Interest Payments
The Notes bear interest at 6% per annum and are due in 2010. Accrued interest is payable quarterly in arrears on each of January 1, April 1, July 1 and October 1, beginning on the first such date after issuance, in cash or registered shares of common stock at the option of the Company. If the Company elects to pay any interest due in registered shares of the Company’s common stock: (i) the issuance price will be 90% of the 5-day weighted average price of the common stock ending on the day prior to the interest payment due date, (ii) the common stock shall have traded an average of at least 500,000 shares per day for each of the five trading days prior to the applicable due date, and (iii) a trigger event shall not have occurred. (Trigger events are discussed below.)
Registration Rights (Series A Convertible Notes)
The Company and the holders of the Series A Convertible Notes entered into a “Registration Rights Agreement” on March 7, 2007. Among other things, the Company was obligated to do the following or incur liquidated damages upon failure:

•	File an initial registration statement within 45 days after closing (1.0% per month of the aggregate purchase price until such failure is cured);

•	Cause effectiveness of the registration statement within 120 days after closing (1.0% per month of the aggregate purchase price until such failure is cured);

•	Maintain effectiveness of the registration statement for the period in which the Notes and Warrants are issued and outstanding (1.0% per month of the aggregate purchase price until such failure is cured); or

•	File additional registration statements, as required for any shares cutback from the initial registration statement as a result of Rule 415(a) limitations (0.25% per month of the aggregate purchase price until such failure is cured commencing after 150 days after closing).
However, in no event shall the aggregate amount of all registration delay payments listed above (other than registration delay payments payable pursuant to events that are within the control of the Company) exceed, in the aggregate, 24% of the aggregate purchase price.
Failure to comply with the Registration Rights Agreement constitutes a trigger event and at the election of the holder may require redemption of the Series A Convertible Notes (see the discussion titled “Redemptions” below).
The offering of our Series A convertible notes closed on March 7, 2007. According to the Registration Rights Agreement we signed in conjunction with this offering, a registration statement that included the common stock underlying the Series A convertible notes and the warrants issued in connection therewith was to be declared effective by the Securities and Exchange Commission no later than July 5, 2007. The registration statement we filed has not yet been declared effective as of the date of this report. This failure constitutes a trigger event which allows the holders, at their election, to require redemption of the notes. The total principal amount of Series A convertible notes outstanding at March 31, 2007 was $5 million, which was recorded as a current liability (current notes payable balance was $0 after netting $5 million of discount to notes payable). As of the date of this report, we have not received any notice from any holder of the Series A convertible notes requesting redemption.
Voting Rights
The holders of the Notes do not have voting rights under these agreements.
Dividends
Until all of the Notes have been converted, redeemed or otherwise satisfied in accordance with their terms, the Company shall not, directly or indirectly, redeem, repurchase or declare or pay any cash dividend or distribution on its capital stock without the prior express written consent of the required holders.
Conversion
1)	At any time or times on or after the issuance date of the Notes, the holder is entitled to convert, at the holder’s sole option, any portion of the outstanding and unpaid conversion amount (principal, accrued and unpaid interest and accrued and unpaid late charges) into fully paid and nonassessable shares of common stock, at the conversion rate (as defined below).
2)	Forced Conversion. Upon thirty (30) days prior written notice to all of the holders, the Company shall have the right to call all, but not less than all, of the Notes for conversion at the conversion price (as defined below) provided that for each of the twenty (20) trading days immediately preceding the forced conversion date:
•	The Company’s common stock has closed at a price equal to or greater than 300% of the then applicable Series A conversion price, as described below;
•	There is either an effective registration statement providing for the resale of the shares of common stock underlying the Notes or all of the shares of common stock underlying the Notes may be resold pursuant to Rule 144(k) of the Securities Act without restriction; and

•	The common stock has traded an average of 500,000 shares per day.
Conversion Rate. The number of shares of common stock issuable upon conversion of the Notes is determined by dividing (x) the conversion amount (principal, interest and late charges accrued and unpaid, by (y) the then applicable conversion price (initially $0.69 for Series A Convertible Notes and $0.57 for Series B Convertible Notes, subject to adjustment as provided in the agreement).
No adjustment in the conversion price of the Notes will be made in respect of the issuance of additional shares of common stock unless the consideration per share of an additional share of common stock issued or deemed to be issued by the Company is less than the conversion price of the Notes in effect on the date of, and immediately prior to, such issuance.
Should the outstanding shares of common stock increase (by stock split, stock dividend, or otherwise) or decrease (by reclassification or otherwise), the conversion price of the Notes in effect immediately prior to the change shall be proportionately adjusted.
Redemptions
Each of the following events shall constitute a trigger event, permitting the holder the right of redemption:
1)	Series A Only —A failure relating to the registration statement (such as failure to file the registration statement within 45 days after the closing, the failure to have the registration statement declared effective within 150 days after the closing, or the failure to maintain the registration statement during the period which the securities are outstanding) that cannot be cured for a period of ten (10) consecutive days or for more than an aggregate of thirty (30) days in any 365-day period (other than days during an allowable grace period);
2)	The suspension from trading or failure of the common stock to be listed on the principal market or an eligible market for a period of five (5) consecutive trading days or for more than an aggregate of ten (10) trading days in any 365-day period;
3)	The Company’s (A) failure to cure a conversion failure by delivery of the required number of shares of common stock within ten (10) trading days after the applicable conversion date or (B) notice, written or oral, to any holder of the Notes, including by way of public announcement or through any of its agents, at any time, of its intention not to comply with a request for conversion of any Notes into shares of common stock that is tendered in accordance with the provisions of the Notes;
4)	At any time following the tenth (10th) consecutive business day that the holder’s authorized share allocation is less than the number of shares of common stock that the holder would be entitled to receive upon a conversion of the full conversion amount of the Notes (without regard to any limitations on conversion);
5)	The Company’s failure to pay to the holder any amount of principal (including, without limitation, any redemption payments), interest, late charges or other amounts when and as due under the Notes or any other transaction document (as defined in the securities purchase agreement) or any other agreement, document, certificate or other instrument delivered in connection with the transactions to which the holder is a party, except, in the case of a failure to pay any interest and late charges when and as due, in which case only if such failure continues for a period of at least five (5) business days;

6)	A) The occurrence of any payment default or other default under any indebtedness of the Company or any of its subsidiaries that results in a redemption of or acceleration prior to maturity of $100,000 or more of such indebtedness in the aggregate, or (B) the occurrence of any material default under any indebtedness of the Company or any of its subsidiaries having an aggregate outstanding balance in excess of $100,000 and such default continues uncured for more than ten (10) business days, other than, in each case (A) or (B) above, or a default with respect to any other notes;
7)	The Company or any of its subsidiaries, pursuant to or within the meaning of Title 11, U.S. Code, or any similar Federal, foreign or state law for the relief of debtors (A) commences a voluntary case, (B) consents to the entry of an order for relief against it in an involuntary case, (C) consents to the appointment of a receiver, trustee, assignee, liquidator or similar official, (D) makes a general assignment for the benefit of its creditors or (E) admits in writing that it is generally unable to pay its debts as they become due;
8)	A court of competent jurisdiction enters an order or decree under any bankruptcy law that (A) is for relief against the Company or any of its subsidiaries in an involuntary case, (B) appoints a custodian of the Company or any of its subsidiaries or (C) orders the liquidation of the Company or any of its subsidiaries;
9)	A final judgment or judgments for the payment of money aggregating in excess of $250,000 are rendered against the Company or any of its subsidiaries and which judgments are not, within sixty (60) days after the entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within sixty (60) days after the expiration of such stay; provided, however, that any judgment which is covered by insurance or an indemnity from a credit worthy party shall not be included in calculating the $250,000 amount set forth above so long as the Company provides the holder with a written statement from such insurer or indemnity provider (which written statement shall be reasonably satisfactory to the holder) to the effect that such judgment is covered by insurance or an indemnity and the Company will receive the proceeds of such insurance or indemnity within thirty (30) days of the issuance of such judgment;
10)	The Company breaches any representation, warranty, covenant or other term or condition of any transaction document, except, in the case of a breach of a covenant which is curable, only if such breach continues for a period of at least ten (10) consecutive business days;
11)	Any breach or failure in any respect to comply with the terms of the Notes; or
12)	Any trigger event that occurs with respect to any other obligations of the Company.
At any time after becoming aware of a trigger event, the holder may require the Company to redeem all or any portion of the Notes at an amount equal to any accrued and unpaid liquidated damages, plus the greater of (A) the conversion amount to be redeemed multiplied by the redemption premium (125% for trigger events described above in subparagraphs 1) to 4) and 9) to 12) above or 100% for other events), or (B) the conversion amount to be redeemed multiplied by the quotient of (i) the closing sale price at the time of the trigger event (or at the time of payment of the redemption price, if greater) divided by (ii) the conversion price, provided, however, (B) shall be applicable only in the event that a trigger event of the type specified above in subparagraphs 1), 2), 3) or 4) has occurred and remains uncured or the conversion shares otherwise could not be received or sold by the holder without any resale restrictions.
Change of Control
1)	Assumption. The Company may not enter into or be party to a Fundamental Transaction (as defined below) unless:

•	The successor entity assumes in writing all of the obligations of the Company under the Notes and related documents; and

•	The successor entity (including its parent entity) is a publicly traded corporation whose common stock is quoted on or listed for trading on an eligible market.
2)	Redemption Right. At any time during the period beginning on the date of the holder’s receipt of a change of control notice and ending twenty (20) trading days after the consummation of such change of control, the holder may require the Company to redeem all or any portion of the Notes in cash for an amount equal to any accrued and unpaid liquidated damages, plus the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the greater of the closing sale price of the common stock immediately prior to the consummation of the change of control, the closing sale price immediately following the public announcement of such proposed change of control and the closing sale price of the common stock immediately prior to the public announcement of such proposed change of control by (B) the conversion price and (ii) 125% of the conversion amount being redeemed.
The material terms of the Warrants are as follows:
Exercise of Warrant and Exercise Price. The Warrants may be exercised by the holder on any day on or after issuance, at the holder’s election in cash or, as to the Series A warrants, the holder may decide to elect to receive upon such exercise the net number of shares of common stock pursuant to a cashless exercise based on a formula, considering the then current market value of the Company’s common stock, only if such shares issuable have not been registered.
If the Company issues or sells, or is deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the exercise price in effect immediately prior to such issue or sale or deemed issuance or sale, then immediately after such dilutive issuance, the exercise price then in effect shall be reduced to an amount equal to the new issuance price. Upon each such adjustment of the exercise price, the number of Warrant shares shall be adjusted to the number of shares of common stock determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of Warrant shares acquirable upon exercise of the Warrants immediately prior to such adjustment and dividing the product thereof by the exercise price resulting from such adjustment. In addition, the Company shall reduce the exercise price and increase the number of Warrant shares proportionately in the event of a stock split, stock dividend or recapitalization.
Fundamental Transaction. In the event that the Company directly or indirectly consolidates, merges into another entity or allows another person to purchase more than 50% of the outstanding shares of common stock and that entity is a publicly traded corporation that does not assume the Warrants, then the holder may request the successor entity to pay cash to the holder equal to the Black-Scholes value of the remaining unexercised portion of warrants on the date of the Fundamental Transaction.
NOTE 7 — EQUITY TRANSACTIONS
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
Warrants
Summary information regarding warrants is as follows:

During the period May 2006 through September 2006, in connection with the sale of the Company’s common stock, the board of directors approved the issuance of Warrants (as described in Note 6) to purchase an additional 3,607,000 shares of the Company’s common stock. The warrants were initially exercisable at $1.60, but were re-priced in November 2006 to $1 per share. All of the warrants expire one year from the date of issuance.
During November 2006, in connection with the sale of the Company’s common stock, the board of directors approved the issuance of a warrant to purchase an additional 2,500,000 shares of the Company’s common stock. The warrant is exercisable at $1 per share and expires in November 2007.
The fair value of the warrants issued in May through November 2006 in connection with the purchase of common stock has been allocated on a relative fair value basis between the value of the common stock and the warrants issued using the Black-Scholes —Merton option pricing model with the following assumptions: a risk-free interest rate of 4.50%, no dividend yield, a volatility factor of 82.57% and a contract life of one year.
During March 2007, in conjunction with the issuance of $17,300,000 in convertible debt, the board of directors approved the issuance of Warrants (as described in Note 6 above) to purchase shares of the Company’s common stock. The 7,246,377 series A warrants and the 21,578,948 series B warrants are exercisable at $1.21 and $0.90, respectively and expire in March 2012. In addition, in March 2007, as additional compensation for services as placement agent for the convertible debt offering, the Company issued the Advisor Warrants, which entitle the placement agent to purchase 507,247 and 1,510,528 shares of the Company’s common stock at exercise prices of $0.69 and $0.57 per share, respectively. The Advisor Warrants expire in March 2012.
The Warrants (including the Advisor Warrants) are classified as a liability as required by SFAS No. 150, due to the terms of the warrant agreement, which contains a cash redemption provision in the event of a Fundamental Transaction (as defined in Note 6). The Warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the Warrants are recorded in the account “gain/(loss) on fair market value of warrant liability” in the accompanying consolidated statements of operations. Please refer to Note 6 for the assumptions used in calculating fair value of the Warrants.
A summary of warrant activity through March 31, 2007 is as follows:

	Number of	Exercise	Expiration	Fair Value	Recognized
	Shares	Price	Date	at Issuance	As
Outstanding at March 31, 2006	—			—
Granted in connection with Common Stock Purchase	2,825,000	1.00	May-June 2007	$915,616	Additional Paid in Capital

Outstanding at June 30, 2006	2,825,000			915,616
Granted in connection with Common Stock Purchase	782,000	1.00	July-Sept 2007	233,008	Additional Paid in Capital

Outstanding at September 30, 2006	3,607,000			1,148,624
Granted in connection with Common Stock Purchase	2,500,000	1.00	November 2007	364,950	Additional Paid in Capital

Outstanding at December 31, 2006	6,107,000			1,513,574
Granted in connection with convertible notes — Series A	7,246,377	1.21	March 2012	3,235,563	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	March 2012	12,673,748	Discount to notes payable
Granted in connection with placement service	507,247	0.69	March 2012	250,112	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	March 2012	940,008	Deferred financing cost

Outstanding at March 31, 2007	36,950,100			$18,613,005

No warrants have been exercised as of March 31, 2007
At March 31, 2007, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.57 - $0.69	2,017,775	0.60	4.97
$.90 - $1.00	27,685,948	0.92	3.96
$1.21	7,246,377	1.21	4.94
Options
Pursuant to an option agreement dated March 1, 2006 between a former officer and director and the President of the Company, the President has the right and option to purchase a total of 36,000,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting immediately, and the remaining installments vesting at 12 and 24 months after the date of the agreement.
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
The fair value of the options granted under these agreements was estimated at $26.4 million using the Black-Scholes stock price valuation model with the following assumptions:
▪	Volatility of 82.57%

▪	Risk- free interest rate of 4.65%

▪	Expected lives — 4 years

▪	No dividend yield

▪	Market value per share of stock on measurement date of $0.70.
Summary information regarding options is as follows:

						Options Outstanding
						Weighted
					Number	Average	Weighted
	# of				Outstanding	Remaining	Average
	Options		Exercise		as at March	Contractual	Exercise
	Granted	Expiry	Price	Exercised	31, 2007	Life (year)	Price
Granted to Leo Young, the President, March 1, 2006	36,000,000	10-Feb-10	$0.0001	10,750,000	25,250,000	2.71	$0.0001
Granted to Frank Fang Xie, a director, March 1, 2006	1,500,000	10-Feb-10	$0.0001	—	1,500,000	0.16	$0.0000

	37,500,000			10,750,000	26,750,000	2.87 years	$0.0001

As of March 31, 2007, option to purchase 24 million shares of the Company’s common stock has vested for Mr. Young. Mr. Xie’s option vested on the grant date in March 2006.
The Black Scholes model valued the options at $26,406,296 which is amortized over the service period: $14,435,461 in fiscal year 2006, $8,450,026 in fiscal year 2007 and $3,520,808 in fiscal year 2008.
For the quarter ended March 31, 2007, the Company had recorded compensation expense of $2.1 million in relation to these options. Please refer to Note 9 for the restatement.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Capital investments
Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar Enertech is committed to fund the establishment of laboratories and completion of research and development activities, as follows:

Year	Amount
2007 (remaining balance)	$410,000
2008	723,000
2009	826,000
2010	826,000
2011	981,000

Total	$3,766,000

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
The Company has incurred $4,000 for the quarter ended June 30, 2007 and $106,000 for the six months ended March 31, 2007.

In March 2007, we announced the signing of a 10-year silicon supply contract with Jiangsu Photovaltaic Industry Development Co., Ltd. Pursuant to our purchasing agreement with Jiangsu., we agreed to purchase silicon from Jiangsu for ten years. Cost per kilogram will be determined each year. For the fiscal year ended September 30, 2007, we are committed to purchase 40,000 kilos at a price of $250 per kilogram, and we are committed to purchase an additional 60,000 kilograms during our first fiscal quarter of 2008. Pursuant to the terms of the agreement, we are required to prepay Jiangsu $2,500,000 and $5,000,000. The prepayment dates are yet to be negotiated. These deposits will be applied to 30% of the value of each shipment, and we will pay the remaining 70% upon receipt of each shipment. As of the date of this report, we had not yet paid the first $2,500,000.
NOTE 9 — RESTATEMENTS
On August 15, 2007, the Company filed a Current Report on Form 8-K based on its conclusion that its previously issued financial statements for the year ended September 30, 2006 and for the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. The impact of the adjustments on the consolidated balance sheet as of March 31, 2007 and the statements of operations for the quarter and six months ended March 31, 2007 and the period from inception (July 7, 2004) through March 31, 2007 are summarized and explained in detail as follows:

	Original Form			Amendment
	10-QSB	Adjustments	Note	No. 2

Balance Sheet — March 31, 2007

Current portion of deferred financing costs	$605,937	$(601,149)	D	$4,788
Deferred financing costs	$2,771,864	$(236,518)	D	$2,535,346
Accounts payable and accrued liabilities	$379,715	$2,118,833	B	$2,498,548
Accounts payable and accrued liabilities, related parties	$11,760	$53,562	C	$65,322
Derivative liabilities	—	$29,200,000	D	$29,200,000
Warrant liabilities	—	$27,058,024	D	$27,058,024
Additional paid in capital	$32,011,003	$2,064,857	E	$34,075,860
Deficit accumulated during development stage	(9,740,890)	(61,050,385)	F	$(70,791,275)

Statement of Operations

For the quarter ended March 31, 2007

Selling, general and administrative expense	$321,096	$2,104,825	A	$2,425,921
Interest expense	$(355,354)	$301,326	D	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	D	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	D	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	D	$(9,958,593)
Net loss	$(676,793)	$(39,571,403)	F	$(40,248,196)
Net loss per share — Continuing operations	$(0.01)	$(0.50)	F	$(0.51)

Statement of Operations

For the 6 months ended March 31, 2007

Selling, general and administrative expense	$772,859	$4,162,461	A	$4,935,320
Interest expense	$(355,354)	$301,326	D	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	D	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	D	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	D	$(9,958,593)
Net loss	$(1,178,927)	$(41,674,039)	F	$(42,852,966)
Net loss per share — Continuing operations	$(0.02)	$(0.53)	F	$(0.55)

Statement of Operations

From inception (July 7, 2004) through March 31, 2007

Selling, general and administrative expense	$9,233,786	$23,583,807	A	$32,817,593
Interest expense	$(355,354)	$301,326	D	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	D	(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	D	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	D	$(9,958,593)
Net loss	$(9,740,890)	$(61,050,385)	F	$(70,791,275)

Note A
Under an agreement dated March 1, 2006, the current President/CEO of the Company was granted an option to purchase a total of 36 million shares of the Company’s common stock directly from a former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting on March 1, 2006, and the remaining installments vesting on March 1, 2007 and March 1, 2008, respectively. Additionally, under another agreement dated March 1, 2006, a current director has the right and option to purchase a total of 1.5 million shares of the Company’s common stock directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vested immediately. In July 2006, the President/CEO exercised a portion of his option and acquired 10.75 million shares of common stock from the former officer and subsequently transferred 5.75 million shares to various employees of Infotech Shanghai. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) on January 1, 2006. FAS 123R requires the Company to record compensation expense for shares transferred from a related party to employees of the Company for services provided to the Company.
We made the following three adjustments related to these transactions:
1.	The fair value of the options granted under the option agreements to the President/CEO and a director was estimated using the Black-Scholes stock price valuation model with the following assumptions:
▪	Volatility of 82.57%

▪	Risk- free interest rate of 4.65%

▪	Expected lives — 4 years

▪	No dividend yield

▪	Market value per share of stock on measurement date of $0.70.
The Black Scholes model valued the options at $26.4 million which is being amortized over the service period of 2 years: $14.4 million in fiscal year 2006, $8.5 million in fiscal year 2007 and $3.6 million in fiscal year 2008. Based on this revised calculation, we increased stock compensation by $14.4 million in fiscal year 2006, $4.2 million for the six months ended March 31, 2007 and $2.1 million in the quarter ended March 31, 2007.
2.	The fair value of the shares transferred to employees was $10.7million, using the market price on July 6, 2007, the date of transfer, which we recorded as compensation expense in fiscal year 2006.
3.	In the 2006 fiscal year the Company also recorded an additional compensation expense of $2.1 million, related to withholding tax obligations arising from the exercise of stock options by the President and a US employee.
For the quarter and six months ended March 31, 2007, the above adjustments increased selling, general and administrative expense by $2.1million and $4.2 million, respectively, representing the current quarter stock-based compensation expense related to options granted to the President/CEO and a director. From the inception (July 7, 2004) to March 31, 2007, the above adjustments increased selling, general and administrative expense by $23.6million.

Note B
In conjunction with the adjustment described in Note A, the Company recorded an additional compensation expense of $2.1 million related to withholding tax obligations for the President and a US employee related to their exercise of stock options. Accrued liabilities increased by $2.1 million accordingly.
Note C
The Company reclassified $54,000 of interest expense on a related party loan from “additional paid in capital” account to “accrued liabilities” account. The payable is due on demand.
Note D
The Company evaluated the Notes for derivative accounting considerations under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). After evaluation, the Company determined that the notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist collectively (“the Compound Embedded Derivative”). The fair value of the Compound Embedded Derivative was $16.6 million at issuance. The value increased to $29.2 million at March 31, 2007. The change in fair value of $12.6 million was recorded in loss on fair market value of compound embedded derivative.
The Warrants (including the warrants issued to the placement agent), after reconsideration by management should have been classified as a liability as required by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and related FASB Staff Positions (FSP’s) (“SFAS 150”) due to the terms of the warrant agreement, which contain a cash redemption provision in the event of a fundamental transaction. The warrants (including the warrants issued to the placement agent) are valued at $17.1million as of the issuance and $27.1million as of March 31, 2007. The change in fair value of these warrants of $10 million was included in “loss on fair value of warrant liability” account.
We recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payments and $1.2 million represented the fair market value of the Advisor Warrants. The deferred financing cost is being amortized over the three year life of the Notes using a method that approximates the effective interest rate method. The change in accounting treatment resulted in a decrease in the current portion of deferred financing cost of $601,000 and deferred financing cost of $237,000.
As of the issuance date, the Company recorded a loss on issuance of convertible notes of $15.2 million. The amount represents the excess of the fair value of the Warrants issued to note holders and the Compound Embedded Derivative over the principal amount of the Notes at the issuance date.
Since the conversion option was determined to be an embedded derivative, the Company’s prior accounting for the conversion option under EITF 98-5 and EITF 00-27 as a beneficial conversion feature was determined to be incorrect. As a result, the related beneficial conversion feature recorded to equity with the offset to debt discount of $17.3 million was reversed and the related amortization of this discount, recorded in interest expense account, totaling $282,000 was also reversed in this Amendment No 2. The remaining decrease in interest expense represented reduction in amortization of deferred financing cost of $19,000. Total decrease in interest expense was $301,000.
The impact of the above transactions was to increase derivative liability by $29.2 million, warrant liability by $27 million, loss on fair value of compound derivative liability for the quarter and six months ended March 31, 2006 by $12.6 million and loss on fair value of warrant liability for the quarter and six months ended March 31, 2006 by $10 million. The above transactions also decreased deferred financing cost by $838,000 and interest expense by $301,000 for the quarter and six months ended March 31, 2007.

From inception (July 7, 2004) through March 31, 2007, we also increased loss on issuance of convertible notes by $15.2 million, loss on fair market value of compound embedded derivative by $12.6 million, loss on fair market value of warrant liability by $10 million and decrease interest expense by $301,000.
Note E
Additional paid in capital increased by $2.1million due to:
•	Increased stock compensation expense by $21.46million

•	Reclassified warrants issued to the placement agent in conjunction with convertible note to liability and reduced additional paid in capital by $2.01 million.

•	Reclassified the conversion feature related to March 31, 2007 convertible note to liability and eliminated the beneficial conversion feature. This entry reduced additional paid in capital by $17.3 million.

•	Reclassified $54,000 of interest expense on a related party loan from the “additional paid in capital” account to “accrued liabilities” account.
The net impact of the 4 entries was to increase additional paid in capital by $2.1million.
Note F
Based on entries discussed in Notes A and D, net loss for the quarter ended March 31, 2007 increased by $40 million or $0.50 per share. Net loss for the six months ended March 31, 2007 increased by $42 million or $0.53 per share. Net loss from July 7, 2004 (inception) to March 31, 2007 and deficit accumulated during development stage increased by $61 million.
Amendments to Form 10-QSB
The Company filed its Quarterly Report on Form 10-QSB for the period ended March 31, 2007 (the “Original Filing”) on May 18, 2007. Subsequently, it filed Amendment No. 1 to the Original Filing on July 3, 2007. The Company is currently filing Amendment No. 2 to the Original Filing.
Amendment No.1
In June 2007, the Company’s subsequent evaluation of the convertible notes contracts entered into in March 2007 resulted in a determination that a redemption privilege giving the counterparty the right to require the Company to redeem the shares upon the occurrence of certain triggering events, one of which was outside of the control of the Company, resulted in an embedded derivative requiring derivative accounting. The effect of the changes related to accounting for the issues described above on our statement of operations for the quarter and six month periods ended March 31, 2007 was to increase net loss by $1.2 million and loss per share by $(0.01) for the quarter and six month periods ended March 31, 2007. In July 2007, in responding to the second comment letter from the SEC, we reconsidered the accounting related to the convertible notes and recorded additional adjustments which are discussed in detail below.
Additionally, in response to the second SEC comment letter, we revised the presentation in the statement of operations and enhanced disclosures throughout the Form 10-QSB/A.
Amendment No.2
Management reconsidered the accounting and disclosure for the convertible notes and related warrants entered into in March 2007 and made the following determinations that changed the accounting and presentation of these instruments from the way they had been accounted for and presented in the Original Filing as well as in Amendment
No 1:
•	The conversion option embedded in the notes was determined to be an embedded derivative, primarily as a result of cash settlement provisions triggered by certain change of control type events, along with the previously identified redemption privilege derivative. Together these derivatives represent a compound embedded derivative to be accounted for at fair value at inception and at each subsequent reporting period. As a result of this determination this compound embedded derivative was valued at $17 million and recorded as a separate liability in the balance sheet which created an offsetting debt discount. The original derivative liability totaling $1.2 million recorded in the Amendment No. 1 was reversed in this Amendment No.2 and the value of the new compound embedded derivative was recorded.

•	Since the conversion option was determined to be an embedded derivative, the Company’s prior accounting for the conversion option under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio“s, and EITF 00-27, “ Application of Issue No. 98-5 to Certain Convertible Instruments” , as a beneficial conversion feature was determined to be incorrect. As a result, the related beneficial conversion feature recorded to equity with the offset to debt discount of $17.3 million was reversed and the related amortization of this discount totaling $282,000 was also reversed in this Amendment No 2.

•	The warrants issued to the note holders as well as the placement agent were determined to be liability instruments, primarily due to the existence of cash redemption provisions contained in the warrants in the event of certain change of control-type events. The value of the warrants issued to the note holders totaling $15.9 million has been recorded in this amendment as a liability and related discount to the convertible notes at issuance with changes in fair value in subsequent periods recorded as “loss on fair market value of warrant liability” in the statement of operations. The warrants issued to the placement agent totaling $1.2 million have been recorded in this Amendment No. 2 as a warrant liability and deferred financing cost with changes in fair value in subsequent periods being recorded as “loss on fair market value of warrant liability” in the statement of operations. The deferred financing costs are being amortized to interest expense on a method that approximates the effective interest rate method.

•	The fair value changes of the compound embedded derivative and warrants totaling $22.6 million have been recorded as “loss on fair market value of compound embedded derivative” and “loss on fair market value of warrant liability” in this Amendment No. 2.

•	We recorded a “loss on issuance of convertible notes” of $15.2 million relating to the excess of the fair value of the warrants issued to the note holders and compound embedded derivative liabilities over loan principal balance.

Additionally, in responding to the second SEC comment letter, we reviewed certain historical transactions that occurred prior to September 30, 2006 and made the following adjustments in Amendment No. 3 to our Annual Report on Form 10-KSB. These revisions have been carried forward in the balance sheet as of March 31, 2007.

•	We recorded an additional compensation expense of $14.4 million related to the options granted on March 1, 2006 to our President and to a director. The original Black Scholes model used $0.002 as the fair value of the common stock, based on the most recent sale of our common stock prior to the issuance date. However, shortly after the grant dates of these options, our common stock traded in a public market at a significantly higher value. Management revised the assumptions used in the Black Scholes model, most notably increasing the share price from $0.002 to $0.70 per share based upon a valuation performed by our management. This resulted in a significantly higher compensation expense.

•	We recorded an additional compensation expense of $2.9 million related to the transfer of 5.75 million shares of our common stock by our President to various officers and employees of Infotech Shanghai. The share price of $1.36 used in the original calculation was based on an incorrect transaction date. The share price used in the revised calculation was $1.86 which resulted in a significantly higher compensation expense.

•	We recorded a withholding tax expense and liability of $2.1 million related to the exercise of stock option grants by the President and a US employee who reside in the United States.

•	We reclassified imputed interest on a related party loan of $54,000 from additional paid in capital to accrued expense.
Due to the change in assumptions used in the Black-Scholes valuation model, we have also increased stock based compensation expenses by $2.1 million for the quarter ended March 31, 2007 and by $4.2 million for the six months ended March 31, 2007.
In conjunction with the restatement, we increased selling, general and administrative expense for the quarter and six months ended March 31, 2006 by $10.2 million for employee stock option expense related to options granted to the President and a director. The impact of the adjustments on the statements of operations for the quarter and six months ended March 31, 2006 are summarized as follows:

	Original Form 10-
	QSB	Adjustments	Amendment No. 2

Statement of Operations

For the quarter ended March 31, 2006

Selling, general and administrative expense	$0	$10,210,448	$10,210,448
Net loss	$(14,428)	$(10,210,448)	$(10,224,876)
Net loss per share — Continuing operations	$(0.00)	$(0.09)	$(0.09)

Statement of Operations

For the 6 months ended March 31, 2006

Selling, general and administrative expense	$0	$10,210,448	$10,210,448
Net loss	$(21,041)	$(10,210,448)	$(10,231,489)
Net loss per share — Continuing operations	$(0.00)	$(0.08)	$(0.08)
Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
We have not generated any revenues from products, services or operations since the inception of our company. The following analysis should be read jointly with our financial statements, the related notes, and the cautionary statement regarding forward-looking statements, all of which appear elsewhere in this report.
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
On April 7, 2006, the Company changed its name to Solar Enertech Corp. to reflect the change of its business from home security services to the solar energy technology.
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
The Company’s goal is to maximize its value through the manufacture and distribution of PV cells in China and California. The Company’s current focus is in establishing a sophisticated 42,000-square-foot manufacturing and research facility in Shanghai’s Jinqiao Modern Science and Technology Park. Solar plans to invest in PV cell research to develop higher efficiency cells and put the results of that research to use immediately in its manufacturing processes. The Company has also established a marketing, purchasing and distribution arm in Northern California’s Silicon Valley. The Company currently has no other operations.
The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that our business will be successful. If we are unable to obtain financing as and when we need it, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.
RESTATEMENT
On August 15, 2007, the Company filed a Current Report on Form 8-K based on its conclusion that its previously issued financial statements for the year ended September 30, 2006 and for the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. The impact of the adjustments on the consolidated balance sheet as of March 31, 2007 and the statements of operations for the quarter and six months ended March 31, 2007 and the period from inception (July 7, 2004) through March 31, 2007 are summarized and explained in detail as follows:

	Original Form 10- QSB	Adjustments	Note	Amendment No. 2

Balance Sheet — March 31, 2007
Current portion of deferred financing costs	$605,937	$(601,149)	D	$4,788
Deferred financing costs	$2,771,864	$(236,518)	D	$2,535,346
Accounts payable and accrued liabilities	$379,715	$2,118,833	B	$2,498,548
Accounts payable and accrued liabilities, related parties	$11,760	$53,562	C	$65,322
Derivative liabilities	—	$29,200,000	D	$29,200,000
Warrant liabilities	—	$27,058,024	D	$27,058,024
Additional paid in capital	$32,011,003	$2,064,857	E	$34,075,860
Deficit accumulated during development stage	(9,740,890)	(61,050,385)	F	$(70,791,275)

Statement of Operations

For the quarter ended March 31, 2007

Selling, general and administrative expense	$321,096	$2,104,825	A	$2,425,921

Interest expense	$(355,354)	$301,326	D	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	D	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	D	$(12,600,000)

Loss on fair market value of warrant liability	—	$(9,958,593)	D	$(9,958,593)

Net loss	$(676,793)	$(39,571,403)	F	$(40,248,196)

Net loss per share — Continuing operations	$(0.01)	$(0.50)	F	$(0.51)

Statement of Operations

For the 6 months ended March 31, 2007

Selling, general and administrative expense	$772,859	$4,162,461	A	$4,935,320

Interest expense	$(355,354)	$301,326	D	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	D	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	D	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	D	$(9,958,593)
Net loss	$(1,178,927)	$(41,674,039)	F	$(42,852,966)
Net loss per share — Continuing operations	$(0.02)	$(0.53)	F	$(0.55)

Statement of Operations

From inception (July 7, 2004) through March 31, 2007

Selling, general and administrative expense	$9,233,786	$23,583,807	A	$32,817,593

Interest expense	$(355,354)	$301,326	D	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	D	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	D	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	D	$(9,958,593)
Net loss	$(9,740,890)	$(61,050,385)	F	$(70,791,275)

Note A
Under an agreement dated March 1, 2006, the current President/CEO of the Company was granted an option to purchase a total of 36 million shares of the Company’s common stock directly from a former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting on March 1, 2006, and the remaining installments vesting on March 1, 2007 and March 1, 2008, respectively. Additionally, under another agreement dated March 1, 2006, a current director has the right and option to purchase a total of 1.5 million shares of the Company’s common stock directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vested immediately. In July 2006, the President/CEO exercised a portion of his option and acquired 10.75 million shares of common stock from the former officer and subsequently transferred 5.75 million shares to various employees of Infotech Shanghai. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) on January 1, 2006. FAS 123R requires the Company to record compensation expense for shares transferred from a related party to employees of the Company for services provided to the Company.
We made the following three adjustments related to these transactions:
2.	The fair value of the options granted under the option agreements to the President/CEO and a director was estimated using the Black-Scholes stock price valuation model with the following assumptions:
▪	Volatility of 82.57%

▪	Risk- free interest rate of 4.65%

▪	Expected lives — 4 years

▪	No dividend yield

▪	Market value per share of stock on measurement date of $0.70.
The Black Scholes model valued the options at $26.4 million which is being amortized over the service period of 2 years: $14.4 million in fiscal year 2006, $8.5 million in fiscal year 2007 and $3.6 million in fiscal year 2008. Based on this revised calculation, we increased stock compensation by $14.4 million in fiscal year 2006, $4.2 million for the six months ended March 31, 2007 and $2.1 million in the quarter ended March 31, 2007.
4.	The fair value of the shares transferred to employees was $10.7million, using the market price on July 6, 2007, the date of transfer, which we recorded as compensation expense in fiscal year 2006.

5.	In the 2006 fiscal year the Company also recorded an additional compensation expense of $2.1 million, related to withholding tax obligations arising from the exercise of stock options by the President and a US employee.
For the quarter and six months ended March 31, 2007, the above adjustments increased selling, general and administrative expense by $2.1million and $4.2 million, respectively, representing the current quarter stock-based compensation expense related to options granted to the President/CEO and a director. From the inception (July 7, 2004) to March 31, 2007, the above adjustments increased selling, general and administrative expense by $23.6million.
Note B
In conjunction with the adjustment described in Note A, the Company recorded an additional compensation expense of $2.1 million related to withholding tax obligations for the President and a US employee related to their exercise of stock options. Accrued liabilities increased by $2.1 million accordingly.

Note C
The Company reclassified $54,000 of interest expense on a related party loan from “additional paid in capital” account to “accrued liabilities” account. The payable is due on demand.
Note D
The Company evaluated the Notes for derivative accounting considerations under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) , and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). After evaluation, the Company determined that the notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist collectively (“the Compound Embedded Derivative”). The fair value of the Compound Embedded Derivative was $16.6 million at issuance. The value increased to $29.2 million at March 31, 2007. The change in fair value of $12.6 million was recorded in loss on fair market value of compound embedded derivative.
The Warrants (including the warrants issued to the placement agent), after reconsideration by management should have been classified as a liability as required by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and related FASB Staff Positions (FSP’s) (“SFAS 150”) due to the terms of the warrant agreement, which contain a cash redemption provision in the event of a fundamental transaction. The warrants (including the warrants issued to the placement agent) are valued at $17.1million as of the issuance and $27.1million as of March 31, 2007. The change in fair value of these warrants of $10 million was included in “loss on fair value of warrant liability” account.
We recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payments and $1.2 million represented the fair market value of the Advisor Warrants. The deferred financing cost is being amortized over the three year life of the Notes using a method that approximates the effective interest rate method. The change in accounting treatment resulted in a decrease in the current portion of deferred financing cost of $601,000 and deferred financing cost of $237,000.
As of the issuance date, the Company recorded a loss on issuance of convertible notes of $15.2 million. The amount represents the excess of the fair value of the Warrants issued to note holders and the Compound Embedded Derivative over the principal amount of the Notes at the issuance date.
Since the conversion option was determined to be an embedded derivative, the Company’s prior accounting for the conversion option under EITF 98-5 and EITF 00-27 as a beneficial conversion feature was determined to be incorrect. As a result, the related beneficial conversion feature recorded to equity with the offset to debt discount of $17.3 million was reversed and the related amortization of this discount, recorded in interest expense account, totaling $282,000 was also reversed in this Amendment No 2. The remaining decrease in interest expense represented reduction in amortization of deferred financing cost of $19,000. Total decrease in interest expense was $301,000.
The impact of the above transactions was to increase derivative liability by $29.2 million, warrant liability by $27 million, loss on fair value of compound derivative liability for the quarter and six months ended March 31, 2006 by $12.6 million and loss on fair value of warrant liability for the quarter and six months ended March 31, 2006 by $10 million. The above transactions also decreased deferred financing cost by $838,000 and interest expense by $301,000 for the quarter and six months ended March 31, 2007.
From inception (July 7, 2004) through March 31, 2007, we also increased loss on issuance of convertible notes by $15.2 million, loss on fair market value of compound embedded derivative by $12.6 million, loss on fair market value of warrant liability by $10 million and decrease interest expense by $301,000.

Note E
Additional paid in capital increased by $2.1million due to:
•	Increased stock compensation expense by $21.46million

•	Reclassified warrants issued to the placement agent in conjunction with convertible note to liability and reduced additional paid in capital by $2.01 million.

•	Reclassified the conversion feature related to March 31, 2007 convertible note to liability and eliminated the beneficial conversion feature. This entry reduced additional paid in capital by $17.3 million.

•	Reclassified $54,000 of interest expense on a related party loan from the “additional paid in capital” account to “accrued liabilities” account.
The net impact of the 4 entries was to increase additional paid in capital by $2.1million.
Note F
Based on entries discussed in Notes A and D, net loss for the quarter ended March 31, 2007 increased by $40 million or $0.50 per share. Net loss for the six months ended March 31, 2007 increased by $42 million or $0.53 per share. Net loss from July 7, 2004 (inception) to March 31, 2007 and deficit accumulated during development stage increased by $61 million.
Amendments to Form 10-QSB
The Company filed its Quarterly Report on Form 10-QSB for the period ended March 31, 2007 (the “Original Filing”) on May 18, 2007. Subsequently, it filed Amendment No. 1 to the Original Filing on July 3, 2007. The Company is currently filing Amendment No. 2 to the Original Filing.
Amendment No.1
In June 2007, the Company’s subsequent evaluation of the convertible notes contracts entered into in March 2007 resulted in a determination that a redemption privilege giving the counterparty the right to require the Company to redeem the shares upon the occurrence of certain triggering events, one of which was outside of the control of the Company, resulted in an embedded derivative requiring derivative accounting. The effect of the changes related to accounting for the issues described above on our statement of operations for the quarter and six month periods ended March 31, 2007 was to increase net loss by $1.2 million and loss per share by $(0.01) for the quarter and six month periods ended March 31, 2007. In July 2007, in responding to the second comment letter from the SEC, we reconsidered the accounting related to the convertible notes and recorded additional adjustments which are discussed in detail below.
Additionally, in response to the second SEC comment letter, we revised the presentation in the statement of operations and enhanced disclosures throughout the Form 10-QSB/A.
Amendment No.2
Management reconsidered the accounting and disclosure for the convertible notes and related warrants entered into in March 2007 and made the following determinations that changed the accounting and presentation of these instruments from the way they had been accounted for and presented in the Original Filing as well as in Amendment No 1:

•	The conversion option embedded in the notes was determined to be an embedded derivative, primarily as a result of cash settlement provisions triggered by certain change of control type events, along with the previously identified redemption privilege derivative. Together these derivatives represent a compound embedded derivative to be accounted for at fair value at inception and at each subsequent reporting period. As a result of this determination this compound embedded derivative was valued at $17 million and recorded as a separate liability in the balance sheet which created an offsetting debt discount. The original derivative liability totaling $1.2 million recorded in the Amendment No. 1 was reversed in this Amendment No.2 and the value of the new compound embedded derivative was recorded.

•	Since the conversion option was determined to be an embedded derivative, the Company’s prior accounting for the conversion option under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio”s, and EITF 00-27, “ Application of Issue No. 98-5 to Certain Convertible Instruments” , as a beneficial conversion feature was determined to be incorrect. As a result, the related beneficial conversion feature recorded to equity with the offset to debt discount of $17.3 million was reversed and the related amortization of this discount totaling $282,000 was also reversed in this Amendment No 2.

•	The warrants issued to the note holders as well as the placement agent were determined to be liability instruments, primarily due to the existence of cash redemption provisions contained in the warrants in the event of certain change of control-type events. The value of the warrants issued to the note holders totaling $15.9 million has been recorded in this amendment as a liability and related discount to the convertible notes at issuance with changes in fair value in subsequent periods recorded as “loss on fair market value of warrant liability” in the statement of operations. The warrants issued to the placement agent totaling $1.2 million have been recorded in this Amendment No. 2 as a warrant liability and deferred financing cost with changes in fair value in subsequent periods being recorded as “loss on fair market value of warrant liability” in the statement of operations. The deferred financing costs are being amortized to interest expense on a method that approximates the effective interest rate method.

•	The fair value changes of the compound embedded derivative and warrants totaling $22.6 million have been recorded as “loss on fair market value of compound embedded derivative” and “loss on fair market value of warrant liability” in this Amendment No. 2.

•	We recorded a “loss on issuance of convertible notes” of $15.2 million relating to the excess of the fair value of the warrants issued to the note holders and compound embedded derivative liabilities over loan principal balance.

Additionally, in responding to the second SEC comment letter, we reviewed certain historical transactions that occurred prior to September 30, 2006 and made the following adjustments in Amendment No. 3 to our Annual Report on Form 10-KSB. These revisions have been carried forward in the balance sheet as of March 31, 2007.

•	We recorded an additional compensation expense of $14.4 million related to the options granted on March 1, 2006 to our President and to a director. The original Black Scholes model used $0.002 as the fair value of the common stock, based on the most recent sale of our common stock prior to the issuance date. However, shortly after the grant dates of these options, our common stock traded in a public market at a significantly higher value. Management revised the assumptions used in the Black Scholes model, most notably increasing the share price from $0.002 to $0.70 per share based upon a valuation performed by our management. This resulted in a significantly higher compensation expense.

•	We recorded an additional compensation expense of $2.9 million related to the transfer of 5.75 million shares of our common stock by our President to various officers and employees of Infotech Shanghai. The share price of $1.36 used in the original calculation was based on an incorrect transaction date. The share price used in the revised calculation was $1.86 which resulted in a significantly higher compensation expense.

•	We recorded a withholding tax expense and liability of $2.1 million related to the exercise of stock option grants by the President and a US employee who reside in the United States.

•	We reclassified imputed interest on a related party loan of $54,000 from additional paid in capital to accrued expense.
Due to the change in assumptions used in the Black-Scholes valuation model, we have also increased stock based compensation expenses by $2.1 million for the quarter ended March 31, 2007 and by $4.2 million for the six months ended March 31, 2007.
In conjunction with the restatement, we increased selling, general and administrative expense for the quarter and six months ended March 31, 2006 by $10.2 million for employee stock option expense related to options granted to the President and a director. The impact of the adjustments on the statements of operations for the quarter and six months ended March 31, 2006 are summarized as follows:

	Original Form 10- QSB	Adjustments	Amendment No. 2

Statement of Operations
For the quarter ended March 31, 2006
Selling, general and administrative expense	$0	$10,210,448	$10,210,448
Net loss	$(14,428)	$(10,210,448)	$(10,224,876)
Net loss per share — Continuing operations	$(0.00)	$(0.09)	$(0.09)

Statement of Operations
For the 6 months ended March 31, 2006
Selling, general and administrative expense	$0	$10,210,448	$10,210,448
Net loss	$(21,041)	$(10,210,448)	$(10,231,489)
Net loss per share — Continuing operations	$(0.00)	$(0.08)	$(0.08)
RESULTS OF OPERATIONS
The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our audited consolidated financial statements and notes filed in our Annual Report on Form 10-KSB and its subsequent amendments.
Limited Operating History
There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company has yet to generate revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to the risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to us on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

We have financed our operations since inception primarily through private sales of securities and as of March 31, 2007, we had approximately $14.4 million in cash.
Three and six month periods ended March 31, 2007
The following table sets forth our consolidated statements of operations for the three and six month period ended March 31, 2007.

	Three month	Six month
	ended March	ended March
	31, 2007	31, 2007
	(Restated)	(Restated)
Revenues
Sales	$3,208	$3,208
Cost of goods sold	(5,958)	(5,958)

Gross loss	(2,750)	(2,750)

Expenses
Selling, general and administrative	2,425,921	4,935,320
Research and development	3,986	105,784

Total operating expense	2,429,907	5,041,104

Interest income	6,393	12,820
Interest expense	(54,028)	(54,028)
Loss on issuance of convertible notes	(15,209,311)	(15,209,311)
Loss on fair market value of compound embedded derivative	(12,600,000)	(12,600,000)
Loss on fair market value of warrant liability	(9,958,593)	(9,958,593)

Net loss	$(40,248,196)	$(42,852,966)

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
Revenues
For the three month periods ended March 31, 2007, we had $3,208 in revenues from operations, and and for the three and six month periods ended March 31, 2007, we had interest income of $6,393 and $12,820 respectively. Our revenues are expected to increase during the third quarter of this fiscal year, as production of our SolarE solar modules began in the first quarter. As of December 31, 2006, we have manufactured approximately 125 panels, 75 of which are being used as demos and test panels. We expect to commence selling during the third quarter of this fiscal year. Our success depends not only on successful sales efforts, but also on our ability to ramp up production.
Expenses and general and administrative expenses
During the three and six month periods ended March 31, 2007, the Company incurred total operating expenses of $2.4million and $4.9 million, respectively. These expenses were related mainly to stock based compensation and start up costs associated with the construction and development of our manufacturing facility, and to activities associated with the maintenance of a public listing, such as communications with shareholders, legal and accounting fees, and corporate development and promotion.
During the three and six month periods ended March 31, 2007, the Company incurred a total loss on fair value of the compound embedded derivative of $12.6 million and loss on fair value of warrant liability of $10 million, and loss on issuance of convertible notes of $15.2 million. These expenses were related to the change in fair market value of warrant and derivative liabilities associated with convertible notes entered into in March 2007.
Discontinued Operations
A loss of $14,428 and $21,041 was incurred in discontinued operations in the three and six month periods ended March 31, 2006, respectively, as a result of operating expenses related to our former home security services. Amounts related to discontinued operations included in the comparative financial statements presented herein have been reclassified to conform to the current period presentation.
Net Loss
Our net loss was $40 million and $43 million, for the three and six month periods ended March 31, 2007, respectively. The net loss reflects our loss related to convertible notes contracts entered into in March 2007, loss of fair value on compound embedded derivative and warrant liability relating to our financing activities, and our expenses relating to the cost of additional employee stock based compensation, and expenditures for research and development These expenses have been incurred ahead of our ability to recognize material revenues from the sales of our SolarE panels.
Liquidity and Capital Resources
As of March 31, 2007, we had cash and cash equivalents of $14.4million. We funded our operations from private sales of equity and loans. In March 2007 we completed an offering of Series A and Series B Convertible Notes and warrants pursuant to which we raised approximately $17.3 million in gross proceeds. We will use the proceeds from the notes for working capital and to fund future construction of our plant and to pay our commitment under our join research and development program with Shanghai University. We believe that we currently have sufficient working capital to fund our operations for at least the next eight months. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events may result in the need to seek additional equity or debt financing earlier than eight months from now.
For the six month period ended March 31, 2007, we used $3.3 million of cash in operations. Net cash used by operating activities reflected $2.2 millionin prepaid expenses, purchase of inventory of $1.2 million, deferred revenue of $778,000, and an increase in accounts payable and accrued liabilities of $315,000. Investment activities used $2.3 million of cash during the six month period, which was related to the leasehold improvements made to our manufacturing plant in Shanghai, China and the acquisition of $205,000 in equipment.

Financing activities provided $17.1 milllion of cash during the six month period ended March 31, 2007, net of deferred acquisition costs, from private placement subscription proceeds, convertible notes and a note payable.
Our current cash requirements are significant due to the building of a silicon wafers inventory; leasehold improvements made to our manufacturing plant in Shanghai, manufacturing equipment purchases; start up and other operational expenses. During the second and third quarter of our fiscal year 2007, we expect to need significant cash as we begin to build a second production line, scheduled for completion during the first quarter of fiscal 2008. Accordingly, we expect to continue to use cash to fund operations for at least fiscal 2007 as we expand our manufacturing capacity and our product shipments. We expect to continue to use cash to build up our inventory of silicon wafers to hedge the current shortage in the industry.
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
Convertible notes
On March 7, 2007, we entered into a securities purchase agreement to issue up to $17,300,000 of secured convertible notes (“the Notes”) and detachable stock purchase warrants (‘the Warrants”). Accordingly, during the quarter ended March 31, 2007, we sold units consisting of:
•	$5,000,000 in principal amount of Series A Convertible Notes and warrants to purchase 7,246,377 shares (exercise price of $1.21 per share) of its common stock;

•	$3,300,000 in principal amount of Series B Convertible Notes and warrants to purchase 5,789,474 shares (exercise price of $0.90 per share) of its common stock , and;

•	$9,000,000 in principal amount of Series B Convertible Notes and warrants to purchase 15,789,474 shares (exercise price of $0.90 per share) of its common stock.
These notes bear interest at 6% per annum and are due in 2010. The principal amount of the Series A Convertible Notes may be converted at the initial rate of $0.69 per share for a total of 7,246,377 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest). The principal amount of the Series B Convertible Notes may be converted at the initial rate of $0.57 per share for a total of 21,578,948 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest).
The offering of our Series A convertible notes closed on March 7, 2007. According to the Registration Rights Agreement we signed in conjunction with this offering, a registration statement that included the common stock underlying the Series A convertible notes and the warrants issued in connection therewith was to be declared effective by the Securities and Exchange Commission no later than July 5, 2007. The registration statement we filed has not yet been declared effective. This failure constitutes a trigger event which allows the holders, at their election, to require redemption of the notes. The total principal amount of Series A convertible notes outstanding at June 30, 2007 was $5 million which was recorded as a current liability (current notes payable balance was $0 after netting $5 million of discount to notes payable). As of the date of this report, we have not received any notice from any holder of the Series A convertible notes requesting redemption.
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
Principles of consolidation and basis of accounting
Our consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include our accounts and those of our wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Infotech (Shanghai) Solar Technologies Ltd (“Infotech Shanghai”). Collectively the variable interest entities are referred to in our financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at March 31, 2007 and as a result no minority interest balance is reflected in these financial statements.
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
All of the Company’s business activities conducted in China are carried out by Infotech. As of March 31, 2007 total assets held by Infotech as agent for Solar Enertech amounted to $12 million and total advances and reimbursements made to date from the Company to Infotech totaled $12.9 million which effectively represents an intercompany receivable to the Company from Infotech Shanghai which is eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for Solar Enertech. Infotech’s operating expenses on behalf of Solar Enertech for the quarter ended March 31, 2007 totaled $135,163. Infotech’s only debt consisted of advances received from the Company.
Currency and foreign exchange
We have determined its functional currency is the Renminbi as substantially all of its operations are in China. Our reporting currency is the U.S. dollar.
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
Stock-based Compensation
The Company adopted on the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. which requires the Company to recognize, as an expense, the fair value of share options and other share-based compensation to employees.
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
Revenue Recognition
Solar Enertech recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for extended maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed. Deferred revenue as of March 31, 2007 represents payments on customers contracts received prior to the products being completed and shipped.
Inventory
Inventories are stated at lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. We periodically review the carrying value of inventories and non-cancelable purchase commitments by reviewing sales forecasts, material usage requirements, and by reviewing the impact of changes in technology on our products (including engineering design changes). These forecasts of changes in technology, future sales, and pricing are estimates. We may record charges to write down inventories based on these reviews and forecasts. If there is weak demand in the solar industry and orders fall below our forecasts, additional write downs of inventories may be required which will negatively impact gross margins. Inventory impairment charges are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.

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
In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations.
Management used market-based pricing models to determine the fair values of the derivatives. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.
The method used to estimate the value of the compound embedded derivatives (“CED”) as of each valuation date was a Monte Carlo simulation. Under this method the various features, restrictions, obligations and option related to each component of the CED were analyzed and spreadsheet models of the net expected proceeds resulting from exercise of the CED (or non-exercise) were created. Each model is expressed in terms of the expected timing of the event and the expected stock price as of that expected timing.
Because the potential timing and stock price may vary over a range of possible values, a Monte Carlo simulation was built based on the possible stock price paths (i.e., daily expected stock price over a forecast period). Under this approach an individual potential stock price path is simulated based on the initial stock price on the measurement date, and the expected volatility and risk free rate over the forecast period. Each path is compared against the logic describe above for potential exercise events and the present value (or non-exercise which result in $0 value) recorded. This is repeated over a significant number of trials, or individual stock price paths, in order to generate an expected or mean value for the present value of the CED.
The Company’s management used binomial valuation model to value warrants issued in conjunction with convertible notes entered into in March 2007. The model uses input such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value.
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
Projected Expenditures Over The Next 12 Months
The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months from the date of this report:

(a)	Personnel costs in Shanghai, China and the United States:	$2,150,000
(b)	Production development / factory leasing costs:	371,000
(c)	Administration, sales and marketing office:	1,150,000
(d)	General and administrative expenses:	1,050,000
(e)	PV production and manufacturing equipment:	11,860,000
(f)	Silicon material purchase	45,600,000
(g)	Professional fees and expenses, regulatory expenses:	105,000
(h)	Shareholder communications:	208,000
(i)	Travel, Miscellaneous, Unallocated	65,000
(j)	Other capital acquisition	696,000
(k)	Research and development	1,345,000

Total:		$64,600,000
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

ITEM 3. CONTROLS AND PROCEDURES
Management carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of the existence of a material weakness related to inadequate control over accounting and reporting for certain non-routine transactions indicated as follows:
•	The incorrect recording and disclosure of warrant and derivative liabilities related to the convertible note contracts entered in March 2007.

•	The incorrect recording and disclosure of stock options issued for employee services.

•	The incorrect accounting for plant construction in process and debt and related party transactions. These errors were identified by our independent accountant, Malone & Bailey, PC, in connection with our interim review of the Company’s financial statements for the quarter ended December 31, 2006.
We restated our consolidated financial statements for the quarter ended March 31, 2007 and December 31, 2006 in order to properly reflect accounting for warrant and derivative liabilities and stock-based compensation related to employee stock options.
Except as discussed above, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
On March 7, 2007, Solar Enertech entered into a securities purchase agreement to issue up to $17,300,000 of secured convertible notes and warrants. Accordingly, on March 7, 2007, Solar Enertech sold units consisting of $5,000,000 in principal amount of Series A Convertible Notes and Series A warrants to purchase 7,246,377 shares of our common stock, and units consisting of $3,300,000 in principal amount of Series B Convertible Notes and Series B warrants to purchase 5,789,474 shares of our common stock.
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

On March 20, 2007, Solar Enertech sold an additional $9,000,000 in principal amount of Series B Convertible Notes and issued 15,789,474 Series B warrants. The Notes bear interest at 6.0% per annum and are due March 20, 2010. The principal amount of the Series B Convertible Notes may be converted at the rate of $0.57 per share for a total of 15,789,474 shares of common stock. The exercise price of the Series B Warrants is $0.90 per share.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The offering of our Series A convertible notes closed on March 7, 2007. According to the Registration Rights Agreement we signed in conjunction with this offering, a registration statement that included the common stock underlying the Series A convertible notes and the warrants issued in connection therewith was to be declared effective by the Securities and Exchange Commission no later than July 5, 2007. The registration statement we filed has not yet been declared effective. This failure constitutes a trigger event which allows the holders, at their election, to require redemption of the notes. The total principal amount of Series A convertible notes outstanding at June 30, 2007 was $5 million which was recorded as a current liability (current notes payable was $0, after netting discount to notes payable of $5million). As of the date of this report, we have not received any notice from any holder of the Series A convertible notes requesting redemption.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation, Incorporated by reference to our SB2 Registration Statement Amendment 7 filed on May 5, 2005, SEC File Number 333-120926.

3.2	By-laws, Incorporated by reference to our SB2 Registration Statement Amendment 7 filed on May 5, 2005, SEC File Number 333-120926.

3.4	Article of Merger filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to the Form 8-K filed April 10, 2006.

10.2	Form of Series A Convertible Note dated as of March 7, 2007 incorporated by reference from Exhibit 10.2 to our Form 8-K/A filed on March 8, 2007.

10.3	Form of Series B Convertible Note dated as of March 7, 2007 incorporated by reference from Exhibit 10.3 to our Form 8-K/A filed on March 8, 2007.

10.4	Form of Series A Warrant dated as of March 7, 2007 incorporated by reference from Exhibit 10.4 to our Form 8- K/A filed on March 8,2007.

10.5	Form of Series B Warrant dated as of March 7, 2007 incorporated by reference from Exhibit 10.5 to our Form 8- K/A filed on March 8, 2007.

10.6	Form of Registration Rights Agreement dated as of March 7, 2007 incorporated by reference from Exhibit 10.6 to our Form 8-K/A filed on March 8, 2007.

10.7	Form of Lock-up agreement with officers and directors of the Company dated as of March 7, 2007 incorporated by reference from Exhibit 10.7 to our Form 8-K/A filed on March 8, 2007.

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

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