Form 10QSB
period 2007-06-30
SOLAR ENERTECH CORP
filed 2007-09-20
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
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

FORWARD-LOOKING STATEMENTS
This report on Form 10-QSB contains forward-looking statements. These statements relate to events that involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS
The forward-looking statements included herein relate only to events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Solar Enertech Corp.
Consolidated Balance Sheets
(Unaudited)

		September 30,
		2006
	June 30, 2007	(Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$11,069,310	$2,798,957
Accounts receivable	85,329	—
Prepaid expenses	2,814,993	40,579
Inventory	4,010,553	—
Current portion of deferred financing costs	10,797	—

Total Current Assets	$17,990,982	$2,839,536

Fixed assets, net of accumulated depreciation	2,684,665	18,751
Plant being developed for own Use	785,681	790,036
Deferred financing costs	2,529,095	—
Deposits	184,492	572,416

Total Assets	$24,174,915	$4,220,739

LIABILITIES AND STOCKHOLDER’S EQUITY / (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	3,663,698	2,183,289
Accounts payable and accrued liabilities, related parties	54,562	89,292
Demand note payable to a related party	450,000	450,000
Demand notes payable	700,000	600,000
Derivative liabilities	22,100,000	—
Warrant liabilities	22,526,912	—
Deferred revenues	794,087	—

Total Current Liabilities	$50,289,259	$3,322,581

Convertible notes, net of discount	1,957	—

Total Liabilities	$50,291,216	$3,322,581

STOCKHOLDER’S EQUITY / (Deficit):

Common stock - 200,000,000 Shares authorized at $0.001 par value 78,807,012 and 76,307,012 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	78,807	76,307
Additional paid in capital	36,199,586	28,764,155
Other comprehensive gain / (loss)	79,969	(3,995)
Accumulated deficit	(62,474,663)	(27,938,309)

Total Stockholders’ Equity / (Deficit)	$(26,116,301)	$898,158

Total Liabilities and Stockholders’ Equity / (Deficit)	$24,174,915	$4,220,739

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Sales	$1,516,549	$—	$1,519,757	$—
Cost of sales	(1,507,208)	—	(1,513,166)	—

Gross Profit	9,341	—	6,591	—

Operating expense
Selling and general & administrative	2,797,531	2,407,828	7,732,851	12,618,276
Research & development	7,248	—	113,032	—

Operating Expense	2,804,779	2,407,828	7,845,883	12,618,276

Interest income	27,461	—	40,281	—
Interest expense	(279,977)	—	(334,005)	—
Registration payment	(281,060)	—	(281,060)	—
Loss on issuance of convertible notes		—	(15,209,311)	—

Gain / (loss) on fair market value of compound embedded derivative	7,100,000	—	(5,500,000)	—

Gain / (loss) on fair market value of warrant liability	4,531,112	—	(5,427,481)	—
Other income	14,514	—	14,514	—

Income / (loss) from Continuing Operations	8,316,612	(2,407,828)	(34,536,354)	(12,618,276)
Loss from Discontinued Operations				(21,041)

Net Income / (Loss)	$8,316,612	$(2,407,828)	$(34,536,354)	$(12,639,317)

Net Loss per Share -Basic and Diluted
Continuing operations	$0.11	$(0.03)	$(0.44)	$(0.12)
Discontinued operations	—	—	—	—

Weighted Average Shares Outstanding	78,807,012	73,579,474	78,257,561	107,293,159
The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended June 30,
	2007	2006
		(Restated)
Cash Flows from Operating Activities

Net Loss	$(34,536,354)	$(12,639,317)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation of fixed assets	9,614	2,227

Stock based compensation	6,348,737	12,322,955
Amortization of discount on convertible notes and deferred financing cost	1,957	—
Loss on issuance of convertible notes	15,209,311	—

Loss on fair market value of compound embedded derivative	5,500,000	—
Loss on fair market value of warrant liability	5,427,481	—
Changes in:		—
Accounts receivable	(85,329)	(1,738)
Prepaid expenses	(2,774,414)	(30,326)
Inventory	(4,010,553)	—
Deferred revenue	794,087	—
Deposits		(33,826)
Accounts payable and accrued liabilities	1,480,409	151,194
Accounts payable and accrued liabilities, related parties	(34,730)	—

Cash used in operating activities	$(6,669,784)	$(228,831)

Cash flows from investing Activities
Acquisition of fixed assets	(2,671,173)	(336,212)
Deposits on equipment	387,924

Cash used in investing actives	$(2,283,249)	$(336,212)

Cash flows from Financing Activities
Proceeds from note payables	100,000	100,000
Proceeds from advances from a related party	—	449,980
Proceeds from convertible notes, net of offering cost	15,949,939	—

Proceeds from issuance of common stock, net of offering cost	1,089,192	2,823,000

Cash provided by financing activities	$17,139,131	$3,372,980

Effect of exchange rate on cash	84,255	—

	—	—
Net increase in cash	8,270,353	2,807,937
Cash, Beginning of Period	2,798,957	48,401

Cash, End of Period	$11,069,310	$2,856,338

Non-cash investing and financing activities
Warrants issued to placement agent in connection with convertible notes	$1,190,120	$—
Warrants issued to note holders	$15,909,312	$—

Capitalized interest related to leasehold improvements — plant	$22,438	$—

SOLAR ENERTECH CORP.
Notes to Consolidated Financial Statements
June 30, 2007 (Unaudited)
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
The Company was in the development stage through March 31, 2007. The quarter ended June 30, 2007 is the first quarter during which the Company is considered an operating company and is no longer in the development stage.
NOTE 2 — RESTATEMENTS
On August 15, 2007, management filed a Current Report on Form 8-K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. The prior period adjustments have impacts on the following:
•	Balance sheet as of September 30, 2006

•	Statement of operation for quarter and nine months ended June 30, 2006

•	Statement of operation of previous quarters which are reflected in the statement of operation for nine months ended June 30, 2007
Balance sheet as of September 30, 2006

	Original Form 10-KSB	Adjustments	As restated in June 2007 Form 10-QSB

Balance Sheet — Septemeber 30, 2006
Accounts payable and accrued liabilities	$64,766	$2,118,523	$2,183,289
Accounts payable and accrued liabilities, related parties	$58,168	$31,124	$89,292
Additional paid in capital	$3,664,817	$25,099,338	$28,764,155

Deficit accumulated during development stage	$(689,326)	$(27,248,983)	$(27,938,309)

Under an agreement dated March 1, 2006, the current President/CEO of the Company was granted an option to purchase a total of 36 million shares of common stock directly from a former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting on March 1, 2006, and the remaining options vesting on March 1, 2007 and March 1, 2008, respectively. Additionally, under another agreement dated March 1, 2006, a current director has the option to purchase a total of 1.5 million shares of the Company’s common stock directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vested immediately. In July 2006, the President/CEO exercised a portion of his option and acquired 10.75 million shares of common stock from the former officer and subsequently transferred 5.75 million shares to various employees of Infotech Shanghai. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) on January 1, 2006. FAS 123R requires the Company to record compensation expense for shares transferred from a related party to employees of the Company for services provided to the Company.
We made the following three adjustments related to these transactions:
1.	The fair value of the options granted under the option agreements issued to the President/CEO and a director was estimated using the Black-Scholes stock price valuation model with the following assumptions:
▪	Volatility of 82.57%

▪	Risk- free interest rate of 4.65%

▪	Expected lives – 4 years

▪	No dividend yield

▪	Market value per share of stock on measurement date of $0.70.
The Black Scholes model valued the options at $26.41 million which is being amortized over the service period: $14.44 million in fiscal year 2006, $8.45 million in fiscal year 2007 and $3.52 million in fiscal year 2008. Based on the revised calculation, we increased stock compensation by $14.44 million in fiscal year 2006.

2.	The fair value of the shares transferred to employees was $10.70 million using the market price on July 6, 2007, the date of transfer. We recorded $10.70 million of compensation expense in fiscal year 2006.

3.	The Company recorded an additional compensation expense of $2.1 million related to withholding tax obligations arising from the exercise of stock options by the President and a US employee.

The fiscal year 2006 adjustments resulted in additional accounts payable and accrued liabilities of $2.1 million, additional paid in capital of $25 million and an increase in accumulated deficit of $27 million.
We also reclassified $31,000 of accrued interest expense from additional paid in capital to accrued liabilities.
Statement of operation for quarter and nine months ended June 30, 2006

Statement of Operations

	Previously		As restated in June
	Reported	Adjustments	2007 Form 10-QSB

For the quarter ended June 30, 2006
Selling and general & administrative	$295,321	$2,112,507	$2,407,828

Net Loss	$(295,321)	$(2,112,507)	$(2,407,828)
Loss per share	—	$(0.03)	$(0.03)

For the nine months ended June 30, 2006
Selling and general & administrative	$316,362	$12,301,914	$12,618,276

Net Loss	$(316,362)	$(12,322,955)	$(12,639,317)
Loss per share	$—	$(0.12)	$(0.12)
As discussed in the previous paragraph, we revised the assumptions used in the Black-Scholes model to calculate the fair value of stock options granted to the President/CEO and a director. The change in assumptions resulted in an additional $2.1 million of selling and general and administrative expense for the quarter ended June 30, 2006 and $12.3 million for the nine months ended June 30, 2006. The transaction increased net loss by $2.1 million or $0.03 per share for the quarter ended June 30, 2006. The impact for the nine months ended June 30, 2006 was an increase in net loss by $12.3 million or $0.12 per share.
Statement of operation of previous quarters which are reflected in the statement of operation for nine months ended June 30, 2007
Due to these prior period adjustments, the statement of operations for the six months ended March 31, 2007 was restated:
Statement of Operations

	Original March 2007
	Form 10-QSB	Adjustments	Restated*

For the 6 months ended March 31, 2007
Selling, general and administrative expense	$727,859	$4,207,461	$4,935,320

Interest expense	$(355,354)	$301,326	$(54,028)
Loss on issuance of convertible notes		$(15,209,311)	$(15,209,311)
Loss on fair market value of warrant liability		$(9,958,593)	$(9,958,593)

Loss on fair market value of compound embedded derivative		$(12,600,000)	$(12,600,000)
Net Loss	$(1,178,927)	$(41,674,039)	$(42,852,966)
Weighted Average Shares Outstanding (as of June 30, 2007)		78,257,561
Loss per share		$(0.53)

*	-	6 months ended March 31, 2007 numbers are included in operating results for 9 months ended June 30, 2007.

We restated our statements of operations for the periods ended March 31, 2007 and December 31, 2006, as disclosed in Amendment No. 2 to our Quarterly Report on Form 10-QSB for the period ended March 31, 2007 and Amendment No. 3 to our Quarterly Report on Form 10-QSB for the period ended December 31, 2006. The restatements:
1.	Revised the calculation of stock compensation expense – please refer to the previous paragraphs for discussion.

2.	Revised the accounting treatment for convertible note contracts and related warrants entered into in March 2007.

The Company evaluated the convertible notes entered into in March 2007 for derivative accounting considerations under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Upon reconsideration, the Company determined that the notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (“the Compound Embedded Derivative”). The Compound Embedded Derivative is measured at fair value both initially and in subsequent periods. Change in fair value of the Compound Embedded Derivative is recorded as part of income / (loss) from continuing operation in the accompanying consolidated statements of operations.

The Warrants (including the warrants issued to the placement agent) are classified as a liability as required by SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (”SFAS 150”), and related FASB Staff Positions (FSP’s), because the warrant agreements contain a cash redemption provision in the event of a Fundamental Transaction, which is defined below. The warrants are measured at fair value both initially and in subsequent periods. Change in fair value of the Warrants is recorded as part of income/(loss) from continuing operations in the accompanying consolidated statement of operations.

The Compound Embedded Derivative was valued by management at $16.6 million at issuance, $29.2 million at March 31, 2007 and $22.1 million at June 30, 2007. The increase in liability of $12.6 million was recorded to “loss on fair market value of compound embedded derivative” in the quarter ended March 31, 2007.

The warrant liability was valued by management as $17.1 million at issuance, $27.1 million at March 31, 2007 and $22.5 at June 30, 2007. The increase in liability of $10 million was recorded to “loss on fair market value of warrant liability” in the quarter ended March 31, 2007.

We also recorded a “loss on issuance of convertible notes” of $15.2 million relating to the excess of fair value of the warrants issued to note holders and compound embedded derivative liabilities over the loan principal balance at issuance.
Please refer to Note 6 for further discussion of the convertible note contracts entered into in March 2007.
The overall net impact to our previous 2 fiscal quarters was an increase in selling, general and administrative expense by $4.2 million relating to the stock options granted to the President and a director, an increase to “loss on fair market value of warrant liability” by $10 million, an increase to “loss on fair market value of compound embedded derivative” by $12.6 million, an increase in loss on issuance of convertible notes by $15.2 million and a decrease of interest expense by $301,000 due to the reversal of previously calculated interest expense. These prior quarter adjustments are reflected in our operating results for nine months ended June 30, 2007. For the nine months ended June 30, 2007, these adjustments increased our net loss by $42 million or $0.53 per share based on weighted average number of shares outstanding as of June 30, 2007.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation and basis of accounting
These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Infotech (Shanghai) Solar Technologies Ltd (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at June 30, 2007 and as a result no minority interest balance is reflected in these financial statements.
Variable Interest Entities
A variable interest entity (“VIE”) is an entity with an ownership, contractual or other financial interest held by a primary beneficiary that is determined by control attributes other than a majority voting interest. The Company’s contractual, financial and operating relationships with Infotech make the Company the primary beneficiary of Infotech’s losses, which are expected to extend into fiscal 2008 at the earliest, and any residual returns thereafter. Upon consolidation, the primary beneficiary records all of the VIE’s assets, liabilities and non-controlling interests as if it were consolidated based on a majority voting interest.
Under an Agency Agreement dated April 10, 2006, the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. Because the Company and Infotech share the same managers and staff and the Company provides Infotech’s sole source of financial support, the companies effectively operate as parent and subsidiary. Infotech is not compensated for its services as agent; however, the Company is required to reimburse Infotech for the normal and usual expense of managing the Company’s business activities as contemplated by the agreement.
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
While Infotech is not a subsidiary of the Company, under Chinese law, funds held by Infotech for the operation of the Company’s business can be transferred from Infotech pursuant to an agreement such as the existing Agency Agreement. We are not aware of any significant currency or other restrictions on Infotech’s ability to perform under the Agency Agreement.
All of the Company’s business activities conducted in China are carried out by Infotech. As of June 30, 2007 total assets held by Infotech as agent for Solar Enertech amounted to $20 million and total advances and reimbursements made to date from the Company to Infotech totaled $21 million which effectively represents an intercompany receivable to the Company from Infotech Shanghai which is eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for Solar. Infotech’s operating expenses on behalf of Solar totaled $272,000 for the quarter ended June 30, 2007 and $718,000 for the nine months ended June 30, 2007. Infotech’s only debt consisted of advances received from the Company.

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
The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized.
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

Revenue Recognition
Solar Enertech recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for extended maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed. Deferred revenue as of June 30, 2007 represents payments on customers contracts received prior to the products being completed and shipped.
Research and Development Cost
Expenditures for research activities relating to product development and improvement are charged to expense as incurred.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of FAS 157 will have on its financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and is in process of estimating the impact, if any, on its results of operations or financial position.
NOTE 4 — FINANCIAL INSTRUMENTS
Credit risk
Solar Enertech maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. Solar Enertech has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At June 30, 2007, Solar Enertech had approximately $11 million in excess of insured limits.
Fair values
Solar Enertech has various financial instruments, including cash and cash equivalents, receivables, accounts payable and amounts due to or from a related party, notes payable, warrant liability and compound embedded derivative liability. Unless otherwise noted, these monetary assets and liabilities are stated at amounts that approximate their fair values.

Foreign exchange risk
Solar Enertech may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi and the United States dollar.
NOTE 5 — INVENTORY
At June 30, 2007, inventory consists of:

Amount
Raw materials	$2,219,862
Work in process	899,955
Finished goods	890,736

Total	$4,010,553

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
In connection with the issuance of the Notes and Warrants, the Company engaged an exclusive advisor and placement agent (“the Advisor”) and issued warrants to the Advisor to purchase an aggregate of 1,510,528 shares at an exercise price of $0.57 per share and 507,247 shares at an exercise price of $0.69 per share, of the Company’s common stock (“the Advisor Warrants”). In addition to the issuance of the warrants, the Company paid $1,038,000 in commissions, an advisory fee of $173,000, other fees and expenses of $84,025.
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
The following table summarizes the valuation of the Notes, the Warrants (including the Advisor Warrants), and the Compound Embedded Derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding Advisor Warrants)	(15,909,311)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,311

Carrying amount of notes at grant date	$—

Amortization of note discount	1,957

Carrying amount of notes at June 30, 2007	$1,957

Fair value of warrant liability (including Advisor Warrants) at issuance	$17,099,431
Loss on fair market value of warrant liability	9,958,593

Fair value of warrant liability at March 31, 2007	$27,058,024

Gain on fair market value of warrant liability	(4,531,112)

Fair value of warrant liability at June 30, 2007	$22,526,912

Fair value of compound embedded derivative at grant date	$16,600,000
Loss on fair market value of embedded derivative liability	12,600,000

Fair value of compound embedded derivative at March 31, 2007	$29,200,000

Loss on fair market value of embedded derivative liability	(7,100,000)

Fair value of compound embedded derivative at June 30, 2007	$22,100,000

As of the issuance date, the Company recorded a loss on issuance of convertible notes of $15.2 million. The amount represents the excess of the fair value of the Warrants issued to note holder and the Compound Embedded Derivative over the principal of the Notes at issuance date.
The value of the Warrants (including the “Advisor Warrants”) was estimated using a binomial valuation model with the following assumptions:

		As of	As of
	At Issuance	March 31, 2007	June 30, 2007
Implied term (years)	5.0	4.9	4.7
Suboptimal exercise factor	2.5	2.5	2.5
Volatility	82%	82%	72%
Dividend yield	0%	0%	0%
Risk free interest rate	4.54%	4.54%	4.92%

We recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the Advisor Warrants. The deferred financing cost is amortized over the three year life of the Notes using a method that approximates the effective interest rate method. The Advisor Warrants were recorded as a liability and adjusted to fair value in each subsequent period.
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
The significant assumptions used in estimating stock price paths as of each valuation date are:

	At Issuance	March 31, 2007	June 30, 2007
Starting stock price (Closing price on date preceding valuation date)	$1.05 & 1.35	$1.76	$1.55
Annual Volatility of Stock	81.98%	81.98%	71.53%
Risk Free Rate (Based on 3yr T–Bill)	4.48% & 4.51%	4.54%	4.89%
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
We have accounted for the Registration Rights Agreements related to the Series A Convertible Notes in accordance with FSP EITF 00-19-b wherein the probability that a contingent obligation to make future payments or otherwise transfer consideration shall be recognized and measured separately in accordance with Statement of Financial Accounting Standards 5 and FASB Interpretation 14. We recorded an accrued liability of $281,000 for estimated registration delay penalties the Company expects to incur as a result of an existing delayed registration statement.
The offering of our Series A convertible notes closed on March 7, 2007. According to the Registration Rights Agreement we signed in conjunction with this offering, a registration statement that included the common stock underlying the Series A convertible notes and the warrants issued in connection therewith was to be declared effective by the Securities and Exchange Commission no later than July 5, 2007. The registration statement we filed has not yet been declared effective. This failure constitutes a trigger event which allows the holders, at their election, to require redemption of the notes. The total principal amount of Series A convertible notes outstanding at June 30, 2007 was $5 million, which was recorded as a current liability (current notes payable balance was $0 after netting $5 million of discount to notes payable). As of the date of this report, we have not received any notice from any holder of the Series A convertible notes requesting redemption.
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
Redemptions
Each of the following events shall constitute a trigger event, permitting the holder the right of redemption:
1)	Series A Only – A failure relating to the registration statement (such as failure to file the registration statement within 45 days after the closing, the failure to have the registration statement declared effective within 150 days after the closing, or the failure to maintain the registration statement during the period which the securities are outstanding) that cannot be cured for a period of ten (10) consecutive days or for more than an aggregate of thirty (30) days in any 365-day period (other than days during an allowable grace period);
2)	The suspension from trading or failure of the common stock to be listed on the principal market or an eligible market for a period of five (5) consecutive trading days or for more than an aggregate of ten (10) trading days in any 365-day period;
3)	The Company’s (A) failure to cure a conversion failure by delivery of the required number of shares of common stock within ten (10) trading days after the applicable conversion date or (B) notice, written or oral, to any holder of the Notes, including by way of public announcement or through any of its agents, at any time, of its intention not to comply with a request for conversion of any Notes into shares of common stock that is tendered in accordance with the provisions of the Notes;
4)	At any time following the tenth (10th) consecutive business day that the holder’s authorized share allocation is less than the number of shares of common stock that the holder would be entitled to receive upon a conversion of the full conversion amount of the Notes (without regard to any limitations on conversion);

5)	The Company’s failure to pay to the holder any amount of principal (including, without limitation, any redemption payments), interest, late charges or other amounts when and as due under the Notes or any other transaction document (as defined in the securities purchase agreement) or any other agreement, document, certificate or other instrument delivered in connection with the transactions to which the holder is a party, except, in the case of a failure to pay any interest and late charges when and as due, in which case only if such failure continues for a period of at least five (5) business days;
6)	A) The occurrence of any payment default or other default under any indebtedness of the Company or any of its subsidiaries that results in a redemption of or acceleration prior to maturity of $100,000 or more of such indebtedness in the aggregate, or (B) the occurrence of any material default under any indebtedness of the Company or any of its subsidiaries having an aggregate outstanding balance in excess of $100,000 and such default continues uncured for more than ten (10) business days, other than, in each case (A) or (B) above, or a default with respect to any other notes;
7)	The Company or any of its subsidiaries, pursuant to or within the meaning of Title 11, U.S. Code, or any similar Federal, foreign or state law for the relief of debtors (A) commences a voluntary case, (B) consents to the entry of an order for relief against it in an involuntary case, (C) consents to the appointment of a receiver, trustee, assignee, liquidator or similar official, (D) makes a general assignment for the benefit of its creditors or (E) admits in writing that it is generally unable to pay its debts as they become due;
8)	A court of competent jurisdiction enters an order or decree under any bankruptcy law that (A) is for relief against the Company or any of its subsidiaries in an involuntary case, (B) appoints a custodian of the Company or any of its subsidiaries or (C) orders the liquidation of the Company or any of its subsidiaries;
9)	A final judgment or judgments for the payment of money aggregating in excess of $250,000 are rendered against the Company or any of its subsidiaries and which judgments are not, within sixty (60) days after the entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within sixty (60) days after the expiration of such stay; provided, however, that any judgment which is covered by insurance or an indemnity from a credit worthy party shall not be included in calculating the $250,000 amount set forth above so long as the Company provides the holder with a written statement from such insurer or indemnity provider (which written statement shall be reasonably satisfactory to the holder) to the effect that such judgment is covered by insurance or an indemnity and the Company will receive the proceeds of such insurance or indemnity within thirty (30) days of the issuance of such judgment;
10)	The Company breaches any representation, warranty, covenant or other term or condition of any transaction document, except, in the case of a breach of a covenant which is curable, only if such breach continues for a period of at least ten (10) consecutive business days;
11)	Any breach or failure in any respect to comply with the terms of the Notes; or
12)	Any trigger event that occurs with respect to any other obligations of the Company.
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

NOTE 7 — EQUITY TRANSACTIONS
Common stock issued for cash
In November 2006, Solar Enertech sold 2,500,000 units at $0.60 per unit, for proceeds of $1,500,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring November 28, 2007. In March 2007, Solar Enertech paid $420,000 to its placement agent as the commission.
Warrants
During the period May 2006 through September 2006, in connection with the sale of the Company’s common stock, the board of directors approved the issuance of warrants to purchase an additional 3,607,000 shares of the Company’s common stock. The warrants were initially exercisable at $1.60, but were re-priced in November 2006 to $1 per share. All of the warrants expire one year from the date of issuance. A total of 2,825,000 warrants expired during the current quarter, leaving a balance of 782,000 warrants outstanding as of June 30, 2007.
During November 2006, in connection with the sale of the Company’s common stock, the board of directors approved the issuance of a warrant to purchase an additional 2,500,000 shares of the Company’s common stock. The warrant is exercisable at $1 per share and expires in November 2007.
The fair value of the warrants issued in May through November 2006 in connection with the purchase of common stock has been allocated on a relative fair value basis between the value of the common stock and the warrants issued using the Black-Scholes –Merton option pricing model with the following assumptions: a risk-free interest rate of 4.50%, no dividend yield, a volatility factor of 82.57% and a contract life of one year.
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
The Warrants (including the Advisor Warrants) are classified as a liability as required by SFAS No. 150, due to the terms of the warrant agreement, which contain a cash redemption provision in the event of a Fundamental Transaction (as defined in Note 6). The Warrants are measured at the fair value both initially and in subsequent periods. Changes in fair value of the Warrants are recorded in the account “gain/(loss) on fair market value of warrant liability” in the accompanying consolidated statements of operations. Please refer to Note 6 for the assumptions used in calculating the fair value of the Warrants.

A summary of warrant activity through June 30, 2007 is as follows:

				Fair
	Number of	Exercise	Expiration	Value	Recognized
	Shares	Price	Date	at Issuance	As
Outstanding at March 31, 2006	—			—
Granted in connection with Common Stock Purchase	2,825,000	1.00	May-June 2007	$915,616	Additional Paid in Capital

Outstanding at June 30, 2006	2,825,000			915,616
Granted in connection with Common Stock Purchase	782,000	1.00	July-Sept 2007	233,008	Additional Paid in Capital

Outstanding at September 30, 2006	3,607,000			1,148,624
Granted in connection with Common Stock Purchase	2,500,000	1.00	November 2007	364,950	Additional Paid in Capital

Outstanding at December 31, 2006	6,107,000			1,513,574
Granted in connection with convertible note — Series A	7,246,377	1.21	March 2012	3,235,563	Discount to note payable
Granted in connection with convertible note — Series B	21,578,948	0.90	March 2012	12,673,748	Discount to note payable
Granted in connection with placement service	507,247	0.69	March 2012	250,112	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	March 2012	940,008	Deferred financing cost

Outstanding at March 31, 2007	36,950,100			18,613,005
Expired warrants	(2,825,000)			(915,616)

Outstanding at June 30, 2007	34,125,100			$17,697,389

No warrants have been exercised as of June 30, 2007
At June 30, 2007, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.57 - $0.69	2,017,775	0.60	4.72
$.90 - $1.00	24,860,948	0.91	4.14
$1.21	7,246,377	1.21	4.69
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
The fair value of the options granted under these agreements was estimated at $26.4 million using the Black-Scholes stock price valuation model with the following assumptions:
▪	Volatility of 82.57%

▪	Risk- free interest rate of 4.65%

▪	Expected lives – 4 years

▪	No dividend yield

▪	Market value per share of stock on measurement date of $0.70.
Summary information regarding options is as follows:

						Options Outstanding
						Weighted
					Number	Average	Weighted
	# of				Outstanding	Remaining	Average
	Options		Exercise		as at June	Contractual	Exercise
	Granted	Expiry	Price	Exercised	30, 2007	Life (year)	Price
Granted to Leo Young, the President, March 1, 2006	36,000,000	10-Feb-10	$0.0001	10,750,000	25,250,000	2.71	$0.0001

Granted to Frank Fang Xie, a director, March 1, 2006	1,500,000	10-Feb-10	$0.0001	—	1,500,000	0.16	$0.0000

	37,500,000			10,750,000	26,750,000	2.87 years	$0.0001

As of June 30, 2007, option to purchase 27 million shares of the Company’s common stock has vested for Mr. Young. Mr. Xie’s option vested on the grant date in March 2006.
The Black Scholes model valued the options at $26.4 million which is amortized on a straight line basis over the service period: $14.4 million in fiscal year 2006, $8.5 million in fiscal year 2007 and $3.5 million in fiscal year 2008.
For the quarter and nine months ended June 30, 2007, the Company had recorded compensation expense of $2.1 million and $6.3 million in relation to these options.

NOTE 8 — COMMITMENTS AND CONTINGENCIES
Capital investments
Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar Enertech is committed to fund the establishment of laboratories and completion of research and development activities, as follows:

Year	Amount
2007 (remaining balance)	$403,000
2008	723,000
2009	826,000
2010	826,000
2011	981,000

Total	$3,759,000

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
The Company has incurred $7,000 for the quarter ended June 30, 2007 and $113,000 for the nine months ended June 30, 2007.
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
NOTE 9 — NOTE PAYABLE
On January 24, 2007, Solar Enertech borrowed $100,000 under a demand note with interest at 10% per year. Including notes in existence prior to January 24, 2007, total notes payable at June 30, 2007 was $700,000.
NOTE 10 — RELATED PARTY TRANSACTIONS
On February 9, 2006, the Company obtained a $450,000 loan from Infotech Essencials, Inc., a company partially owned by the President of the Company. The loan bears an interest rate of 10% per annum. Both principal and interest are due on demand.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Although management believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-QSB.
Overview
We were incorporated under the laws of the state of Nevada on July 7, 2004 and engaged in a variety of businesses, including home security assistance, until March 2006, when we began our current operations. We manufacture and sell photovoltaic (commonly known as “PV”) cells and modules. PV modules consist of solar cells that produce electricity from the sun’s rays. Our manufacturing operations are based in Shanghai, China, where we have established a 42,000 square-meter manufacturing facility. We also plan to establish a marketing, purchasing and distribution office in Menlo Park, California. While we expect to sell most of our products in Europe, the U.S. and China, our goal is to become a worldwide supplier of PV cells.
As of December 31, 2006, construction of our manufacturing facility was completed and we began production of solar cells and modules which are sold under the brand name “SolarE”, we entered into a joint venture with Shanghai University to operate a research facility to study various aspects of PV technology.
Our joint venture with Shanghai University is for shared investment in research and development on fundamental and applied technology in the fields of semi-conductive photovoltaic theory, materials, cells and modules. The agreement calls for Shanghai University to provide equipment, personnel and facilities for joint laboratories. It is our responsibility to provide funding, personnel and facilities for conducting research and testing. The agreement requires us to make minimum capital investments through December 15, 2016. We are required to make a capital investment of $3.9 million in the next 5 year and had paid $113,000 as of the end of June 2007. Research and development achievements from this joint research and development agreement will be available for use by both parties. We are entitled to the intellectual property rights, including copyrights and patents, obtained as a result of this research. The research and development we will undertake pursuant to this agreement includes the following:
•	we plan to research and test theories of PV, thermo-physics, physics of materials and chemistry;

•	we plan to develop efficient and ultra-efficient PV cells with light/electricity conversion rates of up to 20% to 35%;

•	we plan to develop environmentally friendly high conversion rate manufacturing technology of chemical compound film PV cell materials;

•	we plan to develop highly reliably, low-cost manufacturing technology and equipment for thin film PV cells;

•	we plan to research and develop key material for low-cost flexible film PV cells and non-vacuum technology; and

•	we plan to research and develop key technology and fundamental theory for third-generation PV cells.

We hope to begin construction of our second production line, which will cost approximately $6.5 million by the fourth quarter.
To date, we have raised money for the development of our business through the sale of our equity securities and loans. During the fiscal year ended September 30, 2006 and the three months ended December 31, 2006 we raised approximately $5.1 million through sales of our common stock and warrants and $1,050,000 in loan proceeds. In March 2007 we raised an additional $17.3 million through sales of units consisting of our Series A or Series B Convertible Notes and warrants. We believe that these funds will provide us with working capital for a period of twelve months.
The offering of our Series A Convertible Notes closed on March 7, 2007. According to the Registration Rights Agreement we signed in conjunction with this offering, a registration statement that included the common stock underlying the Series A Convertible Notes and the warrants issued in connection therewith was to be declared effective by the Securities and Exchange Commission no later than July 5, 2007. The registration statement we filed has not yet been declared effective. This failure constitutes a trigger event which allows the holders, at their election, to require redemption of the notes. The total principal amount of Series A Convertible Notes outstanding at June 30, 2007 was $5 million which was recorded as a current liability (current note payable balance was $0 after netting $5 million of discount to notes payable). As of the date of this report, we have not received any notice from any holder of the Series A Convertible Notes requesting redemption.
In conjunction with the delay we experienced in having the registration statement be declared effective within 120 days after closing of our Series A convertible note offering, we recorded an accrued liability of $281,000 for estimated registration delay penalties the Company expects to incur pursuant to the terms of the Registration Rights Agreement.
On September 17, 2007 we received a demand from Coach Capital LLC for the payment of $700,000 in principal and $80,000 in interest in accordance with the terms of certain promissory notes we signed on May 8, 2006, July 3, 2006 and January 24, 2007. We have asked Coach Capital LLC to allow us to pay the loans with shares of our common stock. No determination regarding this matter has yet been made. If Coach Capital LLC does not accept shares of our common stock in lieu of cash or make other arrangements with us for repaying these loans, the amount of cash available for our operations will be reduced by $780,000.
A shortage of silicon is generally thought to be one of the most significant problems related to the production of PV cells. In order to attempt to mitigate the risk that we would run short of silicon for our manufacturing, in June 2006 we executed a memorandum of understanding with PAIS Industries Group, Jin Yu Silicon and the Wuhai Municipal Government. The memorandum of understanding anticipates that the parties will enter into a joint venture relationship for the manufacture and supply of silicon. This planned joint venture has been delayed due to new regulations imposed by the Chinese government to curtail China’s rapid economic development. As a result of these regulations, it will be difficult for the joint venture to obtain a license to do business in the near future. Therefore, in order to secure a supply of silicon and to build up our inventory, on March 30, 2007 we announced the signing of a 10-year silicon supply contract with Jiangsu Photovaltaic Industry Development Co., Ltd. Pursuant to our purchasing agreement with Jiangsu., we agreed to purchase silicon from Jiangsu for ten years. Cost per kilogram will be determined each year. For the fiscal year ended September 30, 2007, we are committed to purchase 40,000 kilos at a price of $250 per kilogram, and we are committed to purchase an additional 60,000 kilograms during our first fiscal quarter of 2008. Pursuant to the terms of the agreement, we are required to prepay Jiangsu $2,500,000 and $5,000,000. The prepayment dates are yet to be negotiated. These deposits will be applied to 30% of the value of each shipment, and we will pay the remaining 70% upon receipt of each shipment. As of the date of this report, we had not yet paid the first $2,500,000.
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
Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
Principles of consolidation and basis of accounting
These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech Corporation and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Infotech (Shanghai) Solar Technologies Ltd (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at June 30, 2007 and as a result no minority interest balance is reflected in these financial statements.
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
Under the terms of the Agency Agreement, the Agency Agreement continues through April 10, 2008 unless earlier terminated, and continues month to month thereafter unless otherwise terminated. The Company may terminate the agreement at any time. While the Agency Agreement does not specifically provide the right for Infotech Shanghai to terminate the agreement, after expiration of the initial term on April 10,2008, Infotech Shanghai may presumably terminate the Agency Agreement by electing not to continue. Upon termination of the agreement, (i) Infotech Shanghai is obligated to return any funds advanced by the Company for future expenses and deliver to the Company a final accounting of expenses incurred on behalf of the Company along with associated books and records and (ii) the Company is obligated to pay Infotech Shanghai any outstanding amounts owed to Infotech Shanghai. Upon termination of the Agency Agreement, shareholders of the Company would not have rights to the net assets of Infotech Shanghai which exist independent of the Agency Agreement. However, any property, plant and equipment purchased or constructed on behalf of the Company under the Agency Agreement which were funded by the Company are legally owned by the Company and not by Infotech Shanghai and therefore while the Agency Agreement does not specifically provide for the transfer of any of the net assets of Infotech Shanghai, under general principals of agency law Infotech Shanghai would be required to transfer such assets to the Company upon request.

While Infotech is not a subsidiary of the Company, under Chinese law, funds held by Infotech for the operation of the Company’s business can be transferred from Infotech pursuant to an agreement such as the existing Agency Agreement. We are not aware of any significant currency or other restrictions on Infotech’s ability to perform under the agreement.
All of the Company’s business activities conducted in China are carried out by Infotech. As of June 30, 2007 total assets held by Infotech as agent for Solar Enertech amounted to $20 million and total advances and reimbursements made to date from the Company to Infotech totaled $21 million which effectively represents an intercompany receivable to the Company from Infotech Shanghai which is eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for Solar. Infotech’s operating expenses on behalf of Solar for the quarter ended June 30, 2007 totaled $272,000 and for nine months ended June 30, 2007 of $718,000. Infotech’s only debt consisted of advances received from the Company.
Currency and foreign exchange
The Company’s functional currency is the Renminbi as substantially all of our operations are in China. The Company’s reporting currency is the U.S. dollar.
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
Stock-based Compensation
The Company adopted on January 1, 2007 the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. which requires the Company to recognize, as an expense, the fair value of share options and other share-based compensation to employees.
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
Expected Volatility— The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. Due to the Company’s limited trading history, we also considered volatility data of peer companies.
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
Revenue Recognition
Solar Enertech recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for extended maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed. Deferred revenue as of June 30, 2007 represents payments on customers contracts received prior to the products being completed and shipped.
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
The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of FAS 157 will have on its financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of its eligible items and is in process of estimating the impact, if any, on its results of operations or financial position.
Results of Operations
Three and nine month periods ended June 30, 2007 compared to three and nine months periods ended June 30, 2006

As discussed above, in 2006, our business focus began to change to solar energy, from home security assistance services, with the establishment of our manufacturing plant in China and the manufacturing of our first SolarE solar modules in November 2006. Due to the significant changes, part of our results for the September 30, 2006 and all the results for the year ended September 30, 2005 were reported as discontinued operations, and we believe that a comparison of results of operations for the first three quarters of the years ended September 30, 2007 and September 30, 2006 should not be relied on as an indication of future performance. The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed on Form 10-KSB and its subsequent amendments.
Revenues, Cost of Sales and Gross Margin

	Quarter Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	% change	2007	2006	Change	% change

Sales	$1,516,549	$—	$1,516,549	$—	$1,519,757	$—	$1,519,757	$—
Cost of sales	$(1,507,208)	$—	$(1,507,208)	$—	$(1,513,166)	$—	$(1,513,166)	$—
Gross profit	$9,341	$—	$9,341	$—	$6,591	$—	$6,591	$—

Gross margin as % of net sales	0.62%		0.62%		0.43%		0.43%
For the quarter ended June 30, 2007 we are considered to be an operating company, rather than a development stage company, because we commenced our planned principal operations and generated more than a nominal amount of revenue.
For the quarter and nine months ended June 30, 2007, we had $1.5 million of revenue as compared to no revenue for the quarter and nine months ended June 30, 2006. We completed our production line and started shipment of our products during the quarter ended June 30, 2007. Our shipments were mainly sold to European customers. We expect to ramp up our production during the fourth quarter.
During the initial production run, we incurred high manufacturing cost due to production inefficiencies associated with our low production volume. Our gross margin was less than 1% as a result.
Selling and general & administrative

	Quarter Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	% change	2007	2006	Change	% change

Selling and general & administrative	$2,797,531	2,407,828	$389,703	16%	7,732,851	12,618,276	(4,885,425)	-39%
As % of net sales	184%				509%
For the quarter ended June 30, 2007, we incurred selling, general and administrative expense of $2.8 million, an increase of $390,000, from $2.4 million in the quarter ended June 30, 2006. The selling, general and administrative expense for both periods consisted primarily of stock based compensation related to options granted to our President and a director. The increase in overall expense was mainly due to an increase in the number of our employees and activities associated with the maintenance of a public listing, such as communications with shareholders, legal and accounting fees, and corporate development and promotion costs.
We incurred $7.7 million in selling, general and administrative expense in the nine months ended June 30, 2007, $4.9 million lower than the expense incurred in the same period in 2006. The Company’s President and a director were granted options to purchase in total 37.5 million shares of our common stock in March 2006. One third of the President’s option and all of the director’s option were vested in March 2006. As a result, we recorded a total stock compensation expense of $12.3 million in the nine months ended June 30, 2006. During the same period in 2007, we recorded $6.3 million of stock based compensation expense, representing nine months of amortization expense.

Research & development

	Quarter Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	% change	2007	2006	Change	% change

Research & development	$7,248	$—	$7,248		113,032	—	113,032
As % of net sales	0%		0%		7%		7%
Research and development expense represents expense incurred for the joint research and development program with Shanghai University. Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding the establishment of laboratories and the completion of research and development activities. Pursuant to the joint research and development agreement, we are required to fund an additional $403,000 in 2007 and $3.8 million in the next 5 years. We had no such commitment during the quarter and nine months ended June 30, 2006.
Other income and expense

	Quarter Ended June 30,				Nine Months Ended June 30,
	2007	2006	Change	% change	2007	2006	Change	% change

Interest income	$27,461		$27,461		40,281		40,281
Registration payment	$(281,060)	$—	$(281,060)		(281,060)	—	(281,060)
Loss on issuance of convertible notes	$—		$—		(15,209,311)		(15,209,311)

Gain / (loss) on fair market value of warrant liability	$4,531,112		$4,531,112		(5,427,481)		(5,427,481)

Gain / (loss) on fair market value of compound embedded derivative	$7,100,000		$7,100,000		(5,500,000)		(5,500,000)
Interest expense	$(279,977)	$—	$(279,977)		(334,005)	—	(334,005)
Other	$14,514		$14,514		14,514		14,514

Total	$11,112,050	$—	$11,112,050	$—	$(26,697,062)	$—	$(26,697,062)	$—

In March 2007, we received proceeds in the amount of $17.3 million from the sale of our convertible notes. As part of the Registration Rights Agreement we entered into with note holders, we are required to file a registration statement with the Securities and Exchange Commission and maintain effectiveness of that registration statement. We accrued payments due to a delay in the registration process which has triggered the payment of penalties under the Registration Rights Agreement. The amount of the penalties was calculated based on management’s estimate that the registration process would be completed in the in the first quarter of the 2007 fiscal year. The registration process has not yet been completed and we will continue to accrue penalties relating to this. We had no such obligation during the quarter and nine months ended June 30, 2006.
The warrants issued in conjunction with the offering of convertible notes we closed in March 2007 are classified as a liability as required by SFAS No. 150, “Accounting for Financial Instruments with Characteristics of both Liabilities and Equity”. The warrants are measured at fair value both initially and in subsequent periods. We recognized a gain of $4.5 million in fair value of warrant liability in the third quarter and we recognized a loss of $5.4 million in the nine months ended June 30, 2007. We had no comparable income or expense during the quarter and nine months ended June 30, 2006.

We evaluated the convertible notes for derivative accounting considerations and determined that the notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (“the Compound Embedded Derivative”). The Compound Embedded Derivative is measured at fair value both initially and in subsequent periods. We recognized a gain of $7.1 million in fair value of the Compound Embedded Derivative liability in the third quarter and we recognized a loss of $5.5 million in the nine months ended June 30, 2007. We had no comparable income or expense during the quarter and the nine months ended June 30, 2006.
We incurred a loss on issuance of convertible notes of $15.2 million in the nine months ended June 30, 2007. This amount represents the excess of the fair value of the warrants issued to note holders and the compound embedded derivative over the principal amount of the convertible notes at the date of issuance. We had no comparable expense during the quarter and nine months ended June 30, 2006.
Interest expense incurred during the quarter and the nine month period ended June 30, 2007 represented interest on convertible notes of $17.3 million, demand notes of $700,000 and note due to a related party of $450,000. We had no comparable expense during the quarter and the nine month period ended June 30, 2006.
Liquidity and Capital Resources
As of June 30, 2007, we had cash and cash equivalents of $11 million. We funded our operations from private sales of equity and loans. In March 2007 we completed an offering of Series A and Series B Convertible Notes and warrants pursuant to which we raised approximately $17.3 million in gross proceeds. We will use the proceeds from the notes for working capital and additional plant construction. We believe that we currently have sufficient working capital to fund our current operations (one production line) for the next twelve months. We plan to seek additional equity or debt financing within the next 12 months to increase our production capability.

	Nine Months Ended
	2007	2006

Net cash provided by/(used in):
Operating activities	$(6,669,784)	$(228,831)
Investing activities	$(2,283,249)	$(336,212)
Financing activities	$17,139,131	$3,372,980

Effect of exchange rate changes on cash and cash equivalents	$84,255	$—

Net increase in cash and cash equivalents	$8,270,353	$2,807,937

For the nine month period ended June 30, 2007, we used $6.7 million of cash in operations. Net cash used by operating activities included a $2.8 million increase in prepaid expenses, a $4 million increase in inventories as we started production activities, a $1.5 million increase of accounts payable and accrued expenses and a $794,000 increase in deferred revenue as we collected an advance payment from a customer. For the nine months period ended June 30, 2006, we used $228,000 in operating activities, including $151,000 increased in accounts payable and accrued liabilities.
We used $2.3 million of cash in investing activities in order to complete and improve our current production facility in the nine months ended June 30, 2007. During the same period in 2006, we used $336,000 in investing activities mainly related to initial construction of our first production line.

Financing activities provided $17.1 million of cash during the nine months period ended June 30, 2007, net of deferred acquisition costs, from private placement subscription proceeds, convertible notes and a note payable. In the nine months periods ended June 30, 2006, we raised $3.4 million from private placement subscription proceeds and a note payable.
We expect to need significant cash as we plan to build a second production line. Accordingly, we expect to continue to use cash to fund operations as we expand our manufacturing capacity and our product shipments. We also expect to continue to use cash to build up our inventory of silicon wafers to hedge the current shortage in the industry.
The cost of silicon wafers, which is the primary cost of sales for our SolarE solar modules, is currently volatile and is expected to rise due to a current supply shortage. We are uncertain of the extent to which this will negatively affect our working capital in the near future. A significant increase in the cost of silicon wafers that we cannot pass on to our customers could cause us to deplete our cash more quickly than our projections indicate, requiring us to raise additional funds or curtail operations.
On September 17, 2007 we received a demand from Coach Capital LLC for the payment of $700,000 in principal and $80,000 in interest in accordance with the terms of certain promissory notes we signed on May 8, 2006, July 3, 2006 and January 24, 2007. We have asked Coach Capital LLC to allow us to pay the loans with shares of our common stock. No determination regarding this matter has yet been made. If Coach Capital LLC does not accept shares of our common stock in lieu of cash or make other arrangements with us for repaying these loans, the amount of cash available for our operations will be reduced by $780,000.
Our future operations are dependent upon the identification and completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be able to secure financing as and when we need it. Our inability to find financing would significantly affect our ability to expand our operations and otherwise roll out our business plan. If we do not find financing as and when we need it, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.
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

We have taken the following steps to correct this weakness:
•	In June 2007, we hired our Chief Financial Officer, Anthea Chung, a US Certified Public Accountant, to oversee the Company’s financial reporting process.

•	In July 2007, we engaged a third party consultant with the requisite expertise to assist with analysis and accounting for non-routine transactions.

•	In August, we added one accountant to our US team. We also started training our existing team members on US accounting and financial reporting standards.
Except as discussed above, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The offering of our Series A Convertible Notes closed on March 7, 2007. According to the Registration Rights Agreement we signed in conjunction with this offering, a registration statement that included the common stock underlying the Series A convertible notes and the warrants issued in connection therewith was to be declared effective by the Securities and Exchange Commission no later than July 5, 2007. The registration statement we filed has not yet been declared effective. This failure constitutes a trigger event which allows the holders, at their election, to require redemption of the notes. The total principal amount of Series A Convertible Notes outstanding at June 30, 2007 was $5 million. As of the date of this report, we have not received any notice from any holder of the Series A Convertible Notes requesting redemption.
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
President and CEO — Principal Executive Officer

Date: September 20, 2007
	By:	/s/ Ming Wai Anthea Chung

Ming Wai Anthea Chung
Chief Financial Officer