Form 10KSB/A
period 2006-09-30
SOLAR ENERTECH CORP
filed 2007-11-02
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 4
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
Yes ☐ No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Number of common voting shares outstanding as of October 30, 2007: 78,827,012
DOCUMENTS INCORPORATED BY REFERENCE
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
     Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

EXPLANATORY NOTE
Restatement of consolidated financial statements
On April 20, 2007, Solar Enertech Corporation (the “Company”) filed Amendment No. 1 to amend our previously filed Annual Report on Form 10-KSB (the “Original Filing”) for the year ended September 30, 2006 (“fiscal year 2006”) for certain identified errors. Subsequently, in responding to comment letters we received from the US Securities and Exchange Commission (“SEC’), we filed Amendment No. 2 and Amendment No. 3 to our Form 10-KSB to modify certain disclosures. We are currently filing Amendment No. 4 to Form 10-KSB, which has also been prepared in response to comments from the SEC. On August 15, 2007, management filed a Current Report on Form 8-K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. Further discussion of these amendments follows:
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
Amendment No.4
In this Amendment No. 4, we have revised and enhanced our disclosures in Note 2 — Summary of Significant Accounting Policies and Note 14 — Restatements. We have also revised the discussions titled “Restatements” and “Critical Accounting Policies” included in the section titled “Management’s Discussion and Analysis or Plan of Operation”.
Impact of Error on Previously filed Financial Statements
Our consolidated financial statements for the period from inception (July 7, 2004) through September 30, 2006 have been restated for the changes described above. The impact of the adjustments relating to these transactions on the consolidated balance sheet as of September 30, 2006, the statements of operations for the year ended September 30, 2006 and the period from inception (July 7, 2004) through September 30, 2006 and the statements of cash flow for the year ended September 30, 2006 and the period from inception (July 7, 2004) through September 30, 2006 are summarized below:

	Original Form 10-
	KSB	Adjustments	Amendment No. 3

Balance Sheet — Septemeber 30, 2006

Accounts payable and accrued liabilities	$64,766	$2,118,523	$2,183,289

Accounts payable and accrued liabilities, related parties	$58,168	$31,124	$89,292
Additional paid in capital	$3,664,817	$25,099,338	$28,764,155
Deficit accumulated during development stage	$(689,326)	$(27,248,983)	$(27,938,309)

Statement of Operations

For the year ended September 30, 2006

Selling, general and administrative expense	$633,290	$27,248,983	$27,882,273

Net loss	$(638,919)	$(27,248,983)	$(27,887,902)

Net loss per share — Continuing operations	$(0 .01)	$(0.37)	$(0.38)

Statement of Operations

From inception (July 7, 2004) through September 30, 2006
Selling, general and administrative expense	$633,290	$27,248,983	$27,882,273

Net loss	$(689,326)	$(27,248,983)	$(27,938,309)

	Original Form 10- KSB	Adjustments	Amendment No. 3

Statement of Cash Flow — Year ended Septemeber 30, 2006
Net Loss	$(638,919)	$(27,248,983)	$(27,887,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$3,534	$—	$3,534
Stock based compensation	$—	$25,130,462	$25,130,462
Changes in:		$—
Prepaid expenses	$(40,577)	$(2)	$(40,579)
Accounts payable and accrued liabilities	$61,369	$2,071,204	$2,132,573
Accounts payable and accrued liabilities, related parties	$41,973	$47,319	$89,292
Cash Fows Used in Operating Activities	$(572,620)	$—	$(572,620)

Statement of Cash Flow
From inception (July 7, 2004) through September 30, 2006
Net Loss	$(689,326)	$(27,248,983)	$(27,938,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$3,934	$—	$3,934
Stock based compensation	$—	$25,130,462	$25,130,462
Changes in:
Prepaid expenses	$(40,577)	$(2)	$(40,579)
Accounts payable and accrued liabilities	$64,769	$2,071,204	$2,135,973
Accounts payable and accrued liabilities, related parties	$41,973	$47,319	$89,292
Cash Fows Used in Operating Activities	$(619,227)	$—	$(619,227)
A discussion of the restatement is set forth in Item 6. Management’s Discussion and Analysis or Plan of Operation and in Note 14 to the Consolidated Financial Statements included in Amendment No. 4 on Form 10-KSB/A. Changes have also been made to the following items in Part II of this Amendment No. 4:

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

FORWARD-LOOKING STATEMENTS
This report on Form 10-KSB/A contains forward-looking statements, in particular in section titled Management’s Discussion and Analysis or Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under “Risk Factors,” which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.
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
PART II

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
Amendments to Annual Report on Form 10-KSB
We filed our Annual Report on Form 10-KSB on December 26, 2006. Subsequently, we filed Amendment No. 1 on April 10, 2007 and Amendment No. 2 on July 3, 2007 and Amendment No. 3 on September 20, 2007. We are currently filing Amendment No. 4 to our Form 10-KSB.
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
Impact on Statements of Cash Flows

	Original Form 10- KSB	Adjustments	Note	Amendment No. 3
Statement of Cash Flow — Year ended Septemeber 30, 2006
Net Loss	$(638,919)	$(27,248,983)	E	$(27,887,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$3,534	$—		$3,534
Stock based compensation	$—	$25,130,462	F	$25,130,462
Changes in:		$—
Prepaid expenses	$(40,577)	$(2)		$(40,579)
Accounts payable and accrued liabilities	$61,369	$2,071,204	G	$2,132,573
Accounts payable and accrued liabilities, related parties	$41,973	$47,319	H	$89,292
Cash Fows Used in Operating Activities	$(572,620)	$—		$(572,620)

Statement of Cash Flow
From inception (July 7, 2004) through September 30, 2006
Net Loss	$(689,326)	$(27,248,983)	E	$(27,938,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$3,934	$—		$3,934
Stock based compensation	$—	$25,130,462	F	$25,130,462
Changes in:
Prepaid expenses	$(40,577)	$(2)		$(40,579)
Accounts payable and accrued liabilities	$64,769	$2,071,204	G	$2,135,973
Accounts payable and accrued liabilities, related parties	$41,973	$47,319	H	$89,292
Cash Fows Used in Operating Activities	$(619,227)	$—		$(619,227)

Note E — Please refer to Note A above.

Note F — Plesae refer to Note A above.

Note G — Please refer to Note B above.

Note H — Reclassification between G and H.
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
Under the Agency Agreement dated April 10, 2006, the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. Because the Company and Infotech share the same managers and staff and the Company provides Infotech’s sole source of financial support, the companies effectively operate as parent and subsidiary. Infotech is not compensated for its services as agent; however, the Company is required to reimburse Infotech for the normal and usual expenses of managing the Company’s business activities as contemplated by the agreement. The Company does not have any responsibility to absorb costs incurred by Infotech beyond those incurred in its capacity as an agent for the Company nor does the Company have any rights to future returns of Infotech that are not associated with them acting in their capacity as our agent. However, substantially all of Infotech’s operations consist of them acting as our agent.
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
The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following assumptions are used in the Black-Scholes-Merton option pricing model:
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
In conjunction with stock option awards granted to the President/CEO and a director in March 2006, the management, with the assistance of a third party valuation firm, estimated the fair value of the equity of the Company using a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
For the Income Approach, management utilized a five year forecast of income and expenses, including capital expenditures, to determine debt-free cash flow. Management used a multiple of 2.9 times 2010 forecasted revenue to determine a terminal value for the Company. The multiple of 2.9 was based upon the median 2008 business enterprise value to revenue multiple of three comparable public companies in the same industry as Solar Enertech, and of similar size. The discrete cash flows and the terminal value were present-valued using a discount rate of fifty percent. The discount rate was based upon guideline discount rates for early stage companies from the AICPA Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The sum of the present values of the discrete cash flows plus the terminal value determined the business enterprise value of the Company. “Net Debt” was subtracted from the business enterprise value to determine the value of equity of the Company.
For the Market Approach, management used the same three guideline public companies that were used for the terminal value multiple to determine 1) a revenue multiple for the twelve months trailing the Valuation Date of March 1, 2006, 2) a revenue multiple for 2007, and 3) a revenue multiple for 2008 (the same multiple used to determine the terminal value of the Company). As Solar Enertech had no revenue for the trailing twelve months prior to the Valuation Date, management relied upon the revenue multiples for 2007 and 2008. Management applied the multiples to the revenue forecast of Solar Enertech for the years 2007 and 2008, and determined an equity value for the Company as an equally weighted average sum of the two multiples.
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
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Solar Enertech Corp.
(A Development Stage Company)
Menlo Park, California
We have audited the accompanying consolidated balance sheet of Solar Enertech Corp. (a development stage company) as at September 30, 2006 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended and for the period from inception (July 7, 2004) through September 30, 2006. The financial statements for the period from July 7, 2004 (inception) through September 30, 2005, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period July 7, 2004 (inception) through September 30, 2005, include total revenues and net loss of $0 and $50,407, respectively. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period July 7, 2004 (inception) through September 30, 2006, insofar as it relates to amounts for prior periods through September 30, 2005, is based solely on the report of other auditors. These financial statements are the responsibility of Solar Enertech’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 14 to the consolidated financial statements, errors resulting in understatements of stock-based compensation and additional paid in capital were discovered by management in April 2007. Additional errors resulting in an understatement of stock based compensation, additional paid-in capital, accrued expenses and certain reclassifications were discovered by management in August 2007. Accordingly, adjustments have been made as of September 30, 2006, to correct the error.
/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 21, 2006
Except for Note 14 which is dated August 15, 2007

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
Under the Agency Agreement dated April 10, 2006, the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. Because the Company and Infotech share the same managers and staff and the Company provides Infotech’s sole source of financial support, the companies effectively operate as parent and subsidiary. Infotech is not compensated for its services as agent; however, the Company is required to reimburse Infotech for the normal and usual expenses of managing the Company’s business activities as contemplated by the agreement. The Company does not have any responsibility to absorb costs incurred by Infotech beyond those incurred in its capacity as an agent for the Company nor does the Company have any rights to future returns of Infotech that are not associated with them acting in their capacity as our agent. However, substantially all of Infotech’s operations consist of them acting as our agent.
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
The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following assumptions are used in the Black-Scholes-Merton option pricing model:
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
In conjunction with stock option awards granted to the President/CEO and a director in March 2006, the management, with the assistance of a third party valuation firm, estimated the fair value of the equity of the Company using a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
For the Income Approach, management utilized a five year forecast of income and expenses, including capital expenditures, to determine debt-free cash flow. Management used a multiple of 2.9 times 2010 forecasted revenue to determine a terminal value for the Company. The multiple of 2.9 was based upon the median 2008 business enterprise value to revenue multiple of three comparable public companies in the same industry as Solar Enertech, and of similar size. The discrete cash flows and the terminal value were present-valued using a discount rate of fifty percent. The discount rate was based upon guideline discount rates for early stage companies from the AICPA Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The sum of the present values of the discrete cash flows plus the terminal value determined the business enterprise value of the Company. “Net Debt” was subtracted from the business enterprise value to determine the value of equity of the Company.
For the Market Approach, management used the same three guideline public companies that were used for the terminal value multiple to determine 1) a revenue multiple for the twelve months trailing the Valuation Date of March 1, 2006, 2) a revenue multiple for 2007, and 3) a revenue multiple for 2008 (the same multiple used to determine the terminal value of the Company). As Solar Enertech had no revenue for the trailing twelve months prior to the Valuation Date, management relied upon the revenue multiples for 2007 and 2008. Management applied the multiples to the revenue forecast of Solar Enertech for the years 2007 and 2008, and determined an equity value for the Company as an equally weighted average sum of the two multiples.

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
Impact on Statements of Cash Flows

	Original Form 10- KSB	Adjustments	Note	Amendment No. 3
Statement of Cash Flow — Year ended Septemeber 30, 2006
Net Loss	$(638,919)	$(27,248,983)	E	$(27,887,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$3,534	$—		$3,534
Stock based compensation	$—	$25,130,462	F	$25,130,462
Changes in:		$—
Prepaid expenses	$(40,577)	$(2)		$(40,579)
Accounts payable and accrued liabilities	$61,369	$2,071,204	G	$2,132,573
Accounts payable and accrued liabilities, related parties	$41,973	$47,319	H	$89,292
Cash Fows Used in Operating Activities	$(572,620)	$—		$(572,620)

Statement of Cash Flow
From inception (July 7, 2004) through September 30, 2006
Net Loss	$(689,326)	$(27,248,983)	E	$(27,938,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$3,934	$—		$3,934
Stock based compensation	$—	$25,130,462	F	$25,130,462
Changes in:
Prepaid expenses	$(40,577)	$(2)		$(40,579)
Accounts payable and accrued liabilities	$64,769	$2,071,204	G	$2,135,973
Accounts payable and accrued liabilities, related parties	$41,973	$47,319	H	$89,292
Cash Fows Used in Operating Activities	$(619,227)	$—		$(619,227)

Note E — Please refer to Note A above.

Note F — Plesae refer to Note A above.

Note G — Please refer to Note B above.

Note H — Reclassification between G and H.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of November, 2007.

SOLAR ENERTECH CORP.

Date: November 2, 2007

	By:	/s/ Leo Shi Young Leo Shi Young President/CEO

Date: November 2, 2007

	By:	/s/ Ming Wai Anthea Chung

Ming Wai Anthea Chung Chief Financial Officer
Date: November 2, 2007

	By:	/s/ Shijian Yin

Shijian Yin Chief Operating Officer/Director
Date: November 2, 2007

	By:	/s/ Donald Morgan

Donald Morgan Director