Form 10QSB/A
period 2006-12-31
SOLAR ENERTECH CORP
filed 2007-11-02
CIK 1307873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
Amendment No. 4

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
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Number of shares outstanding of Registrant’s class of common stock as of October 30, 2007: 78,827,012
Authorized share capital of the registrant: 200,000,000 common shares, par value of $0.001
The Company recorded $0 revenue for the quarter ended December 31, 2006

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
EXPLANATORY NOTE
Restatement of consolidated financial statements
On February 14, 2007, we filed our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006 (the “Original Report”). On April 20, 2007, we filed Amendment No. 1 to the Original Report for the purpose of correcting certain identified errors. Subsequently, in responding to comment letters we received from the US Securities and Exchange Commission (“SEC”), we filed Amendment No. 2 and Amendment No. 3 to the Original Report on July 3, 2007 and September 20, 2007, respectively. We are currently filing Amendment No. 4 to the Original Report in response to a third comment letter received from the SEC on October 17, 2007. On August 15, 2007, management filed a Current Report on Form 8-K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated. The following is a discussion of the amendments we have filed to date.
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
Amendment No.4
We are filing Amendment No. 4 to Form 10-QSB for the quarter ended December 31, 2006 in response to a comment letter received from the SEC on October 17, 2007. In Amendment No. 4, we revised and enhanced our disclosures in Note 1 - Basis of Presentation and Significant Accounting Policies, Note 4 - Equity Transactions, Note 5 - Commitment and Contingencies and Note 6 - Restatements. We also revised the discussions titled “Restatement” and “Critical Accounting Policies” included in Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation sections”.

Impact of Error on Previously filed Financial Statements
Our consolidated financial statements for the period from inception (July 7, 2004) through December 31, 2006 have been restated for the changes described above. The impact of the adjustments relating to these transactions on the consolidated balance sheet as of December 31, 2006, the statements of operations for the quarter ended December 31, 2006 and the period from inception (July 7, 2004) through December 31, 2006 and the Statements of Cash Flows for three months ended December 31, 2006, December 31, 2005 and the period from inception (July 7, 2004) through December 31, 2006 are summarized below:

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
A discussion of the restatement is set forth in Item 2 of this Amendment No. 4 to our Quarterly Report on Form 10-QSB and in Note 6 to our Consolidated Financial Statements, which are included herein.
Statements of Cash Flow

	December 31, 2006
	Original Form 10-		December 31, 2006
	QSB	Adjustments	(As Restated)

For the Quarter ended December 31, 2006

Cash Flows from Operating Activities

Net Loss	$(541,616)	$(2,063,154)	$(2,604,770)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$2,685	$—	$2,685
Stock based compensation	$49,352	$2,053,284	$2,102,636
Changes in:
Prepaid expenses	$4,848	$(513)	$4,335
Due from related party	$(43,894)	$—	$(43,894)
Inventory	$(388,501)	$—	$(388,501)
Accounts payable and accrued liabilities	$341,023	$39,230	$380,253

Accounts payable and accrued liabilities, related parties	$(57,433)	$(735)	$(58,168)

Cash used in operating activities	$(633,536)	$28,112	$(605,424)

Cash flows from investing Activities:
Acquisition of equipment	$(100,298)	$—	$(100,298)
Deposits	$218,433	$(7,238)	$211,195
Leasehold improvements — plant	$(1,320,954)	$(20,874)	$(1,341,828)

Cash used in investing actives	$(1,202,819)	$(28,112)	$(1,230,931)

For the Quarter ended December 31, 2005

Cash Flows from Operating Activities
Net Loss	$(47,706)	$41,093	$(6,613)
Depreciation	$—	$599	$599
Accounts payable and accrued liabilities	$1,900	$(1,677)	$223

Cash used in operating activities	$(45,806)	$40,015	$(5,791)

Cash flows from investing Activities:
Acquisition of equipment	$(7,992)	$7,992	$—

Cash used in investing actives	$(7,992)	$7,992	$—

Cash flows from Financing Activities:
Proceeds from issue of common stock	$80,000	$(80,000)	$—

Cash provided by financing activities	$80,000	$(80,000)	$—

Net Increase in Cash	$26,202	$(31,993)	$(5,791)

From inception (July 7, 2004) through December 31, 2006
Cash Flows from Operating Activities
Net Loss	$(1,230,942)	$(29,312,137)	$(30,543,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$6,619	$—	$6,619
Stock based compensation	$49,352	$27,183,746	$27,233,098
Changes in:		$—	$—
Prepaid expenses	$(35,729)	$(513)	$(36,242)
Due from related party	$(43,894)	$—	$(43,894)
Inventory	$(388,501)	$—	$(388,501)
Accounts payable and accrued liabilities	$405,792	$2,110,432	$2,516,224
Accounts payable and accrued liabilities, related parties	$(15,460)	$46,584	$31,124

Cash used in operating activities	$(1,252,763)	$28,112	$(1,224,651)

Cash flows from investing Activities:
Acquisition of equipment	$(122,983)	$—	$(122,983)
Deposits	$(353,983)	$(7,238)	$(361,221)
Leasehold improvements — plant	$(2,063,674)	$(20,874)	$(2,084,548)

Cash used in investing actives	$(2,540,640)	$(28,112)	$(2,568,752)

The other portions of the Original Filing are unaffected by the changes described above and have not been amended. All information included in this amendment No. 4 is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment No. 4 to our Quarterly Report on Form 10-QSB shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Page
Number

Consolidated Balance Sheets	6
Consolidated Statements of Operations	7
Consolidated Statement of Cash Flows	8
Notes to the Consolidated Financial Statements	9
EX-31.1 CEO CERTIFICATION
EX-31.2 CFO CERTIFICATION
EX-32.1 CEO CERTIFICATION TO SECTION 906
EX-32.2 CFO CERTIFICATION TO SECTION 906

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
Expected Term — The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding.
Expected Volatility — The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. Due to the limited trading history, we also considered volatility data of guidance companies.
Expected Dividend — The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.
Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.
The fair value of the equity of the Company was determined by management, with the assistance of a third party valuation firm. Management used a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
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
We determine market value of our raw materials inventory on hand and raw materials inventory purchase commitments (both of which are comprised principally of silicon wafers) based upon current spot market prices for silicon as quoted by our vendors for our most recent purchases. We determine our obsolete or excess inventories based upon our rolling sales forecast for a forward-looking period of 12 months. To the extent that such quantities are in excess of the forecast amount or for which we could not liquidate the inventory in some other fashion (for example the resale of our silicon wafer inventory which is a commodity product for which an active resale market exists) we would record a write-down to what we estimate the net realizable value of that inventory would be. At the same time we consider our expected forecast margins relative to the current costs of our inventory and assess whether lower-of-cost or market adjustments are needed against some or all of our inventories.
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
The fair value of the equity of the Company was determined by management, with the assistance of a third party valuation firm, to be $55.5 million, or $0.70 per common share. Management used a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
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
NOTE 5 — COMMITMENTS AND CONTINGENCIES
Capital investments
Pursuant to a joint research and development laboratory agreement with Shanghai University, effective December 15, 2006 and expiring on December 15, 2016, Solar Enertech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in US dollar based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 7.75.

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
Impact on Statements of Cash Flows
Statements of Cash Flow

	December 31, 2006
	Original Form 10-			December 31, 2006
	QSB	Adjustments	Note	(As Restated)

For the Quarter ended December 31, 2006

Cash Flows from Operating Activities

Net Loss	$(541,616)	$(2,063,154)	E	$(2,604,770)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$2,685	$—		$2,685
Stock based compensation	$49,352	$2,053,284	F	$2,102,636
Changes in:
Prepaid expenses	$4,848	$(513)	M	$4,335
Due from related party	$(43,894)	$—		$(43,894)
Inventory	$(388,501)	$—		$(388,501)
Accounts payable and accrued liabilities	$341,023	$39,230	G	$380,253

Accounts payable and accrued liabilities, related parties	$(57,433)	$(735)	M	$(58,168)

Cash used in operating activities	$(633,536)	$28,112		$(605,424)

Cash flows from investing Activities:
Acquisition of equipment	$(100,298)	$—		$(100,298)
Deposits	$218,433	$(7,238)	M	$211,195
Leasehold improvements — plant	$(1,320,954)	$(20,874)	M	$(1,341,828)

Cash used in investing actives	$(1,202,819)	$(28,112)		$(1,230,931)

For the Quarter ended December 31, 2005

Cash Flows from Operating Activities
Net Loss	$(47,706)	$41,093	H	$(6,613)
Depreciation	$—	$599		$599
Accounts payable and accrued liabilities	$1,900	$(1,677)	H	$223

Cash used in operating activities	$(45,806)	$40,015	H	$(5,791)

Cash flows from investing Activities:
Acquisition of equipment	$(7,992)	$7,992	H	$—

Cash used in investing actives	$(7,992)	$7,992	H	$—

Cash flows from Financing Activities:
Proceeds from issue of common stock	$80,000	$(80,000)	H	$—

Cash provided by financing activities	$80,000	$(80,000)	H	$—

Net Increase in Cash	$26,202	$(31,993)	H	$(5,791)

From inception (July 7, 2004) through December 31, 2006
Cash Flows from Operating Activities
Net Loss	$(1,230,942)	$(29,312,137)	I	$(30,543,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$6,619	$—		$6,619
Stock based compensation	$49,352	$27,183,746	J	$27,233,098
Changes in:		$—		$—
Prepaid expenses	$(35,729)	$(513)	M	$(36,242)
Due from related party	$(43,894)	$—		$(43,894)
Inventory	$(388,501)	$—		$(388,501)
Accounts payable and accrued liabilities	$405,792	$2,110,432	K	$2,516,224
Accounts payable and accrued liabilities, related parties	$(15,460)	$46,584	L	$31,124

Cash used in operating activities	$(1,252,763)	$28,112		$(1,224,651)

Cash flows from investing Activities:
Acquisition of equipment	$(122,983)	$—		$(122,983)
Deposits	$(353,983)	$(7,238)	M	$(361,221)
Leasehold improvements — plant	$(2,063,674)	$(20,874)	M	$(2,084,548)

Cash used in investing actives	$(2,540,640)	$(28,112)		$(2,568,752)

Note E, F, I, J - Please refer to Note A above
Note K - Please refer to Note B above.
Note G and L - Please refer to Note C above.
Note H - Included in December 2006 Form 10-QSB was the Statements of Cash Flows for three months ended December 31, 2005. However, the 2005 numbers were carried forward to the original December 2006 Form 10-QSB incorrectly. In conjunction with filing Amendment No. 3 to our December 2006 Form 10-QSB, we corrected the 2005 Statements of Cash Flows. The 2005 numbers reported in Amendment No. 3 to our December 2006 Form 10-QSB agree with numbers reported in the December 2005 Form 10-QSB filed with SEC on February 14, 2006.
Note M - Reclassifications recorded in conjunction with Amendment No. 3 to our December 2006 Form 10-QSB. Each entry is less than $21,000.
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
Amendments to Form 10-QSB
The Company filed its Form 10-QSB for the three months ended December 31, 2006 on February 14, 2007. Subsequently, we filed Amendment No. 1 on April 10, 2007, Amendment No. 2 on July 3, 2007 and Amendment No. 3 on September 20, 2007. We are currently filing Amendment No. 4 to our Form 10-QSB.

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
Impact on Statements of Cash Flows

	December 31, 2006
	Original Form 10-			December 31, 2006
Statements of Cash Flow	QSB	Adjustments	Note	(As Restated)

For the Quarter ended December 31, 2006

Cash Flows from Operating Activities

Net Loss	$(541,616)	$(2,063,154)	E	$(2,604,770)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$2,685	$—		$2,685
Stock based compensation	$49,352	$2,053,284	F	$2,102,636
Changes in:
Prepaid expenses	$4,848	$(513)	M	$4,335
Due from related party	$(43,894)	$—		$(43,894)
Inventory	$(388,501)	$—		$(388,501)
Accounts payable and accrued liabilities	$341,023	$39,230	G	$380,253
Accounts payable and accrued liabilities, related parties	$(57,433)	$(735)	M	$(58,168)

Cash used in operating activities	$(633,536)	$28,112		$(605,424)

Cash flows from investing Activities:
Acquisition of equipment	$(100,298)	$—		$(100,298)
Deposits	$218,433	$(7,238)	M	$211,195
Leasehold improvements — plant	$(1,320,954)	$(20,874)	M	$(1,341,828)

Cash used in investing actives	$(1,202,819)	$(28,112)		$(1,230,931)

For the Quarter ended December 31, 2005

Cash Flows from Operating Activities
Net Loss	$(47,706)	$41,093	H	$(6,613)
Depreciation	$—	$599	M	$599
Accounts payable and accrued liabilities	$1,900	$(1,677)	H	$223

Cash used in operating activities	$(45,806)	$40,015	H	$(5,791)

Cash flows from investing Activities:
Acquisition of equipment	$(7,992)	$7,992	H	$—

Cash used in investing actives	$(7,992)	$7,992	H	$—

Cash flows from Financing Activities:
Proceeds from issue of common stock	$80,000	$(80,000)	H	$—

Cash provided by financing activities	$80,000	$(80,000)	H	$—

Net Increase in Cash	$26,202	$(31,993)	H	$(5,791)

From inception (July 7, 2004) through December 31, 2006
Cash Flows from Operating Activities
Net Loss	$(1,230,942)	$(29,312,137)	I	$(30,543,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$6,619	$—		$6,619
Stock based compensation	$49,352	$27,183,746	J	$27,233,098
Changes in:		$—		$—
Prepaid expenses	$(35,729)	$(513)	M	$(36,242)
Due from related party	$(43,894)	$—		$(43,894)
Inventory	$(388,501)	$—		$(388,501)
Accounts payable and accrued liabilities	$405,792	$2,110,432	K	$2,516,224
Accounts payable and accrued liabilities, related parties	$(15,460)	$46,584	L	$31,124

Cash used in operating activities	$(1,252,763)	$28,112		$(1,224,651)

Cash flows from investing Activities:
Acquisition of equipment	$(122,983)	$—		$(122,983)
Deposits	$(353,983)	$(7,238)	M	$(361,221)
Leasehold improvements — plant	$(2,063,674)	$(20,874)	M	$(2,084,548)

Cash used in investing actives	$(2,540,640)	$(28,112)		$(2,568,752)

Note E, F, I, J - Please refer to Note A above
Note K - Please refer to Note B above
Note G and L - Please refer to Note C above.
Note H - Included in December 2006 Form 10-QSB was the Statements of Cash Flows for three months ended December 31, 2005. However, the 2005 numbers were carried forward to the original December 2006 Form 10-QSB incorrectly. In conjunction with filing Amendment No. 3 to our December 2006 Form 10-QSB, we corrected our 2005 Statements of Cash Flows. The 2005 numbers reported in Amendment No. 3 to our December 2006 Form 10-QSB agree with numbers reported in our December 2005 Form 10- QSB filed with SEC on February 14, 2006.
Note M - Reclassifications recorded in conjunction with Amendment No. 3 to our December 2006 Form 10-QSB. Each entry is less than $21,000.
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
The fair value of the equity of the Company was determined by management, with the assistance of a third party valuation firm. Management used a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
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
Director, President/CEO

Date: November 2, 2007	By:	/s/ Ming Wai Anthea Chung
Ming Wai Anthea Chung
Chief Financial Officer