Form 10QSB/A
period 2007-03-31
SOLAR ENERTECH CORP
filed 2007-11-02
CIK 1307873

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
Number of shares outstanding of registrant’s class of common stock as of October 30, 2007: 78,827,012
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I

FINANCIAL INFORMATION	8
ITEM 1. FINANCIAL STATEMENTS	8
ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	32

PART II

SIGNATURES
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
EXPLANATORY NOTE
Restatement of consolidated financial statements
On May 18, 2007 Solar Enertech Corporation (the “Company”) filed its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 (the “Original Filing”). On July 3, 2007, the Company filed Amendment No. 1 to the Original Filing to correct certain identified errors. Subsequently, in responding to a comment letter received from the US Securities and Exchange Commission (“SEC”), the Company has filed Amendment No. 2 to Form 10-QSB. On October 17, 2007 we received another comment letter from the SEC, in response to which we are filing this Amendment No. 3 to Form 10-QSB. Further discussion of these amendments follows:
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
Amendment No.3
As noted above, we are filing Amendment No. 3 to Form 10-QSB for the quarter ended March 31, 2007 in response to a comment letter received from the SEC. In this Amendment No. 3, we revised and enhanced our disclosures included in Note 2 — Significant Accounting Policies, Note 7 — Equity Transactions, Note 8 — Commitment and Contingencies and Note 9 — Restatements. We also revised the discussions titled “Restatement” and “Critical Accounting Policies” included in Part I, Item 2, Management’s Discussion and Analysis or Plan of Operation.
Impact of Error on Previously filed Financial Statements
Our consolidated financial statements for the period from inception (July 7, 2004) through March 31, 2007 have been restated for the changes described above. The impact of the adjustments relating to these transactions on the consolidated balance sheet as of March 31, 2007, the statements of operations for the quarter and six months ended March 31, 2007 and the period from inception (July 7, 2004) through March 31, 2007 and the Statements of Cash Flows for the six months ended March 31, 2007 and the period from inception (July 7, 2004) through March 31, 2007 are summarized below:

	Original Form		Amendment
	10-QSB	Adjustments	No. 2 to Form 10-QSB

Balance Sheet — March 31, 2007
Current portion of deferred financing costs	$605,937	$(601,149)	$4,788
Deferred financing costs	$2,771,864	$(236,518)	$2,535,346
Accounts payable and accrued liabilities	$379,715	$2,118,833	$2,498,548
Accounts payable and accrued liabilities, related parties	$11,760	$53,562	$65,322
Derivative liabilities	—	$29,200,000	$29,200,000
Warrant liabilities	—	$27,058,024	$27,058,024
Additional paid in capital	$32,011,003	$2,064,857	$34,075,860
Deficit accumulated during development stage	(9,740,890)	(61,050,385)	$(70,791,275)

Statement of Operations

For the quarter ended March 31, 2007

Selling, general and administrative expense	$321,096	$2,104,825	$2,425,921
Interest expense	$(355,354)	$301,326	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	$(9,958,593)
Net loss	$(676,793)	$(39,571,403)	$(40,248,196)
Net loss per share — Continuing operations	$(0.01)	$(0.50)	$(0.51)

Statement of Operations

For the 6 months ended March 31, 2007

Selling, general and administrative expense	$772,859	$4,162,461	$4,935,320
Interest expense	$(355,354)	$301,326	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	$(9,958,593)
Net loss	$(1,178,927)	$(41,674,039)	$(42,852,966)
Net loss per share — Continuing operations	$(0.02)	$(0.53)	$(0.55)

Statement of Operations

From inception (July 7, 2004) through March 31, 2007

Selling, general and administrative expense	$9,233,786	$23,583,807	$32,817,593
Interest expense	$(355,354)	$301,326	$(54,028)
Loss on issuance of convertible notes	—	$(15,209,311)	$(15,209,311)
Loss on fair market value of compound embedded derivative	—	$(12,600,000)	$(12,600,000)
Loss on fair market value of warrant liability	—	$(9,958,593)	$(9,958,593)
Net loss	$(9,740,890)	$(61,050,385)	$(70,791,275)

			Amendment No. 2 to
Statements of Cash Flows	Original Form 10-QSB	Adjustments	Form 10-QSB

For 6 months ended March 31, 2007
Cash Flows from Operating Activities
Net Loss	($1,178,927)	($41,674,039)	($42,852,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	$8,832	—	$8,832
Amortization of deferred financing cost	$19,112	$(19,112)	—

Stock based compensation	$27,416	$4,197,597	$4,225,013

Interest and discount on convertible notes	$282,558	($282,558)	—
Loss on issuance of convertible notes	—	$15,209,311	$15,209,311
Loss on fair market value of compound embedded derivative	—	$12,600,000	$12,600,000
Loss on fair market value of warrant liability	—	$9,958,593	$9,958,593
Changes in:
Prepaid expenses	($2,229,363)	($892)	($2,230,255)
Inventory	($1,228,396)	—	($1,228,396)
Deferred revenue	$778,233	—	$778,233
Other assets	$72,089	($72,089)	—
Accounts payable and accrued expenses	$316,376	($1,117)	$315,259
Accounts payable and accrued expenses, related parties	($45,127)	($23,719)	($68,846)

Cash used in operating activities	($3,177,197)	($108,025)	($3,285,222)

Cash flows from investing Activities:
Acquisition of equipment	($204,834)	($413)	($205,247)
Deposit for equipment	—	$59,481	$59,481
Leasehold improvements — plant	($2,123,819)	($17,402)	($2,141,221)

Cash used in investing activites	($2,328,653)	$41,666	($2,286,987)

Cash flows from Financing Activities:
Proceeds from note payables	$100,000	—	$100,000
Proceeds from convertible notes, net of offering cost	$15,949,952	($13)	$15,949,939
Proceeds from issue of common stock, net of offering costs	$1,079,330	$9,862	$1,089,192

Cash provided by financing activities	$17,129,282	$9,849	$17,139,131

Effect of exchange rates on cash	($23,772)	$56,510	$32,738

For 6 months ended March 31, 2006
Cash Flows from Operating Activities
Net Loss	($21,041)	($10,210,448)	($10,231,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	$1,198	—	$1,198
Stock based compensation	—	$10,210,448	$10,210,448
Accounts payable and accrued expenses	$5,809	—	$5,809

Cash used in operating activities	($14,034)	—	($14,034)

From inception to March 31, 2007
Net Loss	($9,740,877)	($61,050,398)	($70,791,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	$12,766	—	$12,766
Amortization of deferred financing cost	$19,112	($19,112)	—
Stock based compensation	$7,900,053	$21,455,422	$29,355,475
Interest and discount on notes payable	$282,558	($282,558)
Loss on issuance of convertible notes	—	$15,209,311	$15,209,311
Loss on fair market value of compound embedded derivative	—	$12,600,000	$12,600,000
Loss on fair market value of warrant liability	—	$9,958,593	$9,958,593
Changes in:
Prepaid expenses	($2,270,843)	$9	($2,270,834)
Inventory	($1,228,396)	—	($1,228,396)
Other assets	($512,935)	$512,935	—
Deferred revenue	$778,233	—	$778,233
Accounts payable and accrued expenses	$379,715	$2,071,517	$2,451,232
Accounts payable and accrued expenses, related parties	$11,760	$8,686	$20,446

Cash used in operating activities	($4,368,854)	$464,405	($3,904,449)

Cash flows from investing Activities:
Acquisition of equipment	($228,901)	$969	($227,932)
Deposit for equipment	—	($512,935)	($512,935)
Leasehold improvements — plant	($2,915,036)	$31,095	($2,883,941)

Cash used in investing activites	($3,143,937)	($480,871)	($3,624,808)

Cash flows from Financing Activities:
Proceeds from note payables	$700,000	—	$700,000
Proceeds from advances from a related party	$450,000	—	$450,000
Proceeds from convertible notes, net of offering cost	$15,949,952	($13)	$15,949,939
Proceeds from issue of common stock, net of offering costs	$4,789,317	$9,875	$4,799,192

Cash provided by financing activities	$21,889,269	$9,862	$21,899,131

Effect of exchange rates on cash	$22,130	$6,613	$28,743

Net Increase in Cash	$14,398,608	$9	$14,398,617

A discussion of the restatement is set forth in Item 2. Management’s Discussion and Analysis or Plan of Operation and in Note 9 to the Consolidated Financial Statements included in this Amendment No. 3.
The other portions of the Original Filing are unaffected by the changes described above and have not been amended. All information included in this Amendment No. 3 is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment No. 3 to our Quarterly Report on Form 10-QSB shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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
Inventory
Inventories are stated at lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. Inventory write downs are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.
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
Fair Value of Equity Instrument
Warrants issued in March 2007
The Company’s management used binomial valuation model to value warrants issued in conjunction with convertible notes entered into in March 2007. The model uses input such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value. Selection of these input involves management’s judgement and may impact estimated value.
Warrants issued prior to March 2007
The fair value of the warrants issued in May through November 2006 in connection with the purchase of common stock has been allocated on a relative fair value basis between the value of the common stock and the warrants issued using the Black-Scholes —Merton option pricing model with the following assumptions: a risk-free interest rate of 4.50%, no dividend yield, a volatility factor of 82.57% and a contract life of one year. Selection of these input involves management’s judgement and may impact estimated value.
Stock options
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
Estimated Forfeitures — When estimating forfeitures, the Company uses the average historical option forfeitures over a period of four years.
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
The Warrants (including the Advisor Warrants) are classified as a liability, as required by SFAS No. 150 (as interpreted by FASB Staff Position 150-1 “Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, due to the terms of the warrant agreements which contain cash redemption provisions in the event of a Fundamental Transaction (as defined below), which provide that the Company would repurchase any unexercised portion of the warrants at the date of the occurrence of the Fundamental Transaction for the value as determined by the Black-Scholes Merton valuation model . As a result, the Warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the Warrants are recorded in the account “gain / (loss) on fair market value of warrant liability” in the accompanying consolidated statements of operations.
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
NOTE 9 — RESTATEMENTS
On August 15, 2007, the Company filed a Current Report on Form 8-K based on its conclusion that its previously issued financial statements for the year ended September 30, 2006 and for the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. The impact of the adjustments on the consolidated balance sheet as of March 31, 2007, the statements of operations for the quarter and six months ended March 31, 2007 and the period from inception (July 7, 2004) through March 31, 2007, the statements of operations for the quarter and six months ended March 31, 2006 and statements of cash flows for six months ended March 31, 2007 and from inception to March 31, 2007 are summarized and explained in detail as follows:

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
Amendments to Form 10-QSB
The Company filed its Quarterly Report on Form 10-QSB for the period ended March 31, 2007 (the “Original Filing”) on May 18, 2007. Subsequently, it filed Amendment No. 1 to the Original Filing on July 3, 2007. Amendment No. 2 Original Filing on September 20, 2007. We are currently Filing Amendment No. 3 to the Original Filing.
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
•	The conversion option embedded in the notes was determined to be an embedded derivative, primarily as a result of cash settlement provisions triggered by certain change of control type events, along with the previously identified redemption privilege derivative. Together these derivatives represent a compound embedded derivative to be accounted for at fair value at inception and at each subsequent reporting period. As a result of this determination this compound embedded derivative was valued at $17 million and recorded as a separate liability in the balance sheet which created an offsetting debt discount. The original derivative liability totaling $1.2 million recorded in the Amendment No. 1 was reversed in this Amendment No.2 and the value of the new compound embedded derivative was recorded.

•	Since the conversion option was determined to be an embedded derivative, the Company’s prior accounting for the conversion option under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio“s, and EITF 00-27, “ Application of Issue No. 98-5 to Certain Convertible Instruments” , as a beneficial conversion feature was determined to be incorrect. As a result, the related beneficial conversion feature recorded to equity with the offset to debt discount of $17.3 million was reversed and the related amortization of this discount totaling $282,000 was also reversed in this Amendment No 2.

•	The warrants issued to the note holders as well as the placement agent were determined to be liability instruments, primarily due to the existence of cash redemption provisions contained in the warrants in the event of certain change of control-type events. The value of the warrants issued to the note holders totaling $15.9 million has been recorded in this amendment as a liability and related discount to the convertible notes at issuance with changes in fair value in subsequent periods recorded as “loss on fair market value of warrant liability” in the statement of operations. The warrants issued to the placement agent totaling $1.2 million were recorded in Amendment No. 2 as a warrant liability and deferred financing cost with changes in fair value in subsequent periods being recorded as “loss on fair market value of warrant liability” in the statement of operations. The deferred financing costs are being amortized to interest expense on a method that approximates the effective interest rate method.

•	The fair value changes of the compound embedded derivative and warrants totaling $22.6 million have been recorded as “loss on fair market value of compound embedded derivative” and “loss on fair market value of warrant liability” in this Amendment No. 2.

•	We recorded a “loss on issuance of convertible notes” of $15.2 million relating to the excess of the fair value of the warrants issued to the note holders and compound embedded derivative liabilities over loan principal balance.

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
Amendment No. 3
We are filing Amendment No. 3 to Form 10-QSB for the quarter ended March 31, 2007 in response to a comment letter received from the SEC. In this Amendment No. 3, we revised and enhanced our disclosures included in Note 2 — Significant Accounting Policies, Note 7 — Equity Transactions, Note 8 — Commitment and Contingencies and Note 9 — Restatements. We also revised the discussions titled "Restatement" and "Critical Accounting Policies" included in Part I, Item 2, Management’s Discussion and Analysis or Plan of Operation.
Impact on 2006 Statements of Operations
In conjunction with the restatement, we increased selling, general and administrative expense for the quarter and six months ended March 31, 2006 by $10.2 million for employee stock option expense related to options granted to the President and a director. The impact of the adjustments on the statements of operations for the quarter and six months ended March 31, 2006 are summarized as follows:

	Original Form 10-
	QSB	Adjustments	Amendment No. 2

Statement of Operations

For the quarter ended March 31, 2006

Selling, general and administrative expense	$0	$10,210,448	$10,210,448
Net loss	$(14,428)	$(10,210,448)	$(10,224,876)
Net loss per share — Continuing operations	$(0.00)	$(0.09)	$(0.09)

Statement of Operations

For the 6 months ended March 31, 2006

Selling, general and administrative expense	$0	$10,210,448	$10,210,448
Net loss	$(21,041)	$(10,210,448)	$(10,231,489)
Net loss per share — Continuing operations	$(0.00)	$(0.08)	$(0.08)
Impact on Statements of Cash Flows

				Amendment No. 2 to Form
Statements of Cash Flow	Original Form 10-QSB	Adjustments	Note	10-QSB

For 6 months ended March 31, 2007
Cash Flows from Operating Activities Net Loss	($1,178,927)	($41,674,039)	1	($42,852,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	$8,832	—		$8,832
Amortization of deferred financing cost	$19,112	$(19,112)	2

Stock based compensation	$27,416	$4,197,597	3	$4,225,013

Interest and discount on convertible notes	$282,558	($282,558)	2	—
Loss on issuance of convertible notes	—	$15,209,311	4	$15,209,311
Loss on fair market value of compound embedded derivative	—	$12,600,000	4	$12,600,000
Loss on fair market value of warrant liability	—	$9,958,593	4	$9,958,593
Changes in:
Prepaid expenses	($2,229,363)	($892)	5	($2,230,255)
Inventory	($1,228,396)	—		($1,228,396)
Deferred revenue	$778,233	—		$778,233
Other assets	$72,089	($72,089)	6	—
Accounts payable and accrued expenses	$316,376	($1,117)	5	$315,259
Accounts payable and accrued expenses, related parties	($45,127)	($23,719)	5	($68,846)

Cash used in operating activities	($3,177,197)	($108,025)		($3,285,222)

Cash flows from investing Activities:
Acquisition of equipment	($204,834)	($413)	5	($205,247)
Deposit for equipment	—	$59,481	6	$59,481
Leasehold improvements — plant	($2,123,819)	($17,402)	5	($2,141,221)

Cash used in investing activites	($2,328,653)	$41,666		($2,286,987)

Cash flows from Financing Activities:
Proceeds from note payables	$100,000	—		$100,000
Proceeds from convertible notes, net of offering cost	$15,949,952	($13)	5	$15,949,939
Proceeds from issue of common stock, net of offering costs	$1,079,330	$9,862	5	$1,089,192

Cash provided by financing activities	$17,129,282	$9,849		$17,139,131

Effect of exchange rates on cash	($23,772)	$56,510	7	$32,738

For 6 months ended March 31, 2006
Cash Flows from Operating Activities Net Loss	($21,041)	($10,210,448)	8	($10,231,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	$1,198	—		$1,198
Stock based compensation	—	$10,210,448	8	$10,210,448
Accounts payable and accrued expenses	$5,809	—		$5,809

Cash used in operating activities	($14,034)	—		($14,034)

From inception to March 31, 2007
Net Loss	($9,740,877)	($61,050,398)	1	($70,791,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	$12,766	—		$12,766
Amortization of deferred financing cost	$19,112	($19,112)	2	—
Stock based compensation	$7,900,053	$21,455,422	3	$29,355,475
Interest and discount on notes payable	$282,558	($282,558)	2
Loss on issuance of convertible notes	—	$15,209,311	4	$15,209,311
Loss on fair market value of compound embedded derivative	—	$12,600,000	4	$12,600,000
Loss on fair market value of warrant liability	—	$9,958,593	4	$9,958,593
Changes in:
Prepaid expenses	($2,270,843)	$9	5	($2,270,834)
Inventory	($1,228,396)	—		($1,228,396)
Other assets	($512,935)	$512,935	6	—
Deferred revenue	$778,233	—		$778,233
Accounts payable and accrued expenses	$379,715	$2,071,517	9	$2,451,232
Accounts payable and accrued expenses, related parties	$11,760	$8,686	5	$20,446

Cash used in operating activities	($4,368,854)	$464,405		($3,904,449)

Cash flows from investing Activities:
Acquisition of equipment	($228,901)	$969	5	($227,932)
Deposit for equipment	—	($512,935)	6	($512,935)
Leasehold improvements — plant	($2,915,036)	$31,095	5	($2,883,941)

Cash used in investing activites	($3,143,937)	($480,871)		($3,624,808)

Cash flows from Financing Activities:
Proceeds from note payables	$700,000	—		$700,000
Proceeds from advances from a related party	$450,000	—		$450,000
Proceeds from convertible notes, net of offering cost	$15,949,952	($13)	5	$15,949,939
Proceeds from issue of common stock, net of offering costs	$4,789,317	$9,875	5	$4,799,192

Cash provided by financing activities	$21,889,269	$9,862		$21,899,131

Effect of exchange rates on cash	$22,130	$6,613	5	$28,743

Net Increase in Cash	$14,398,608	$9	5	$14,398,617
Note 1 — Please refer to Note F above.
Note 2, 4 — Please refer to Note D above.
Note 3 — Please refer to Note A above.
Note 5 — Correction and reclassification adjustments recorded in Amendment No. 2 to the March 2007 Form 10-QSB. Each reclassification entry was below $32,000 and therefore no further explanation is provided.
Note 6 — Amount mainly represents deposits for equipment and therefore was reclassified from operation activity to investing activity.
Note 7 — Adjustments to exchange rate of $57,000 as a result of a recalculation of the effect of the exchange rate on cash.
Note 8 — Please refer to the discussion titled "Impact to 2006 Statements of Operations" above.
Note 9 — Please refer to Note A (item 3) above.
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
RESTATEMENT
On August 15, 2007, the Company filed a Current Report on Form 8-K based on its conclusion that its previously issued financial statements for the year ended September 30, 2006 and for the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. The impact of the adjustments on the consolidated balance sheet as of March 31, 2007, the statements of operations for the quarter and six months ended March 31, 2007 and the period from inception (July 7, 2004) through March 31, 2007, the statements of operations for the quarter and six months ended March 31, 2006 and statements of cash flows for six months ended March 31, 2007 and from inception to March 31, 2007 are summarized and explained in detail as follows:

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
Amendments to Form 10-QSB
The Company filed its Quarterly Report on Form 10-QSB for the period ended March 31, 2007 (the “Original Filing”) on May 18, 2007. Subsequently, it filed Amendment No. 1 to the Original Filing on July 3, 2007. Amendment No. 2 to the Original Filing on September 20, 2007. We are currently filing Amendment No. 3 to the Original Filing.
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
Amendment No. 3
We are filing Amendment No. 3 to Form 10-QSB for the quarter ended March 31, 2007 in response to a comment letter received from the SEC. In this Amendment No. 3, we revised and enhanced our disclosures included in Note 2 — Significant Accounting Policies, Note 7 — Equity Transactions, Note 8 — Commitment and Contingencies and Note 9 — Restatements. We also revised the discussions titled "Restatement" and "Critical Accounting Policies" included in Part I, Item 2, Management’s Discussion and Analysis or Plan of Operation.
Impact on 2006 Statements of Operations
In conjunction with the restatement, we increased selling, general and administrative expense for the quarter and six months ended March 31, 2006 by $10.2 million for employee stock option expense related to options granted to the President and a director. The impact of the adjustments on the statements of operations for the quarter and six months ended March 31, 2006 are summarized as follows:

	Original Form 10- QSB	Adjustments	Amendment No. 2

Statement of Operations
For the quarter ended March 31, 2006
Selling, general and administrative expense	$0	$10,210,448	$10,210,448
Net loss	$(14,428)	$(10,210,448)	$(10,224,876)
Net loss per share — Continuing operations	$(0.00)	$(0.09)	$(0.09)

Statement of Operations
For the 6 months ended March 31, 2006
Selling, general and administrative expense	$0	$10,210,448	$10,210,448
Net loss	$(21,041)	$(10,210,448)	$(10,231,489)
Net loss per share — Continuing operations	$(0.00)	$(0.08)	$(0.08)

				Amendment No. 2 to Form
Impact on Statements of Cash Flows	Original Form 10-QSB	Adjustments	Note	10-QSB

For 6 months ended March 31, 2007
Cash Flows from Operating Activities
Net Loss	($1,178,927)	($41,674,039)	1	($42,852,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	$8,832	—		$8,832
Amortization of deferred financing cost	$19,112	$(19,112)	2

Stock based compensation	$27,416	$4,197,597	3	$4,225,013

Interest and discount on convertible notes	$282,558	($282,558)	2	—
Loss on issuance of convertible notes	—	$15,209,311	4	$15,209,311
Loss on fair market value of compound embedded derivative	—	$12,600,000	4	$12,600,000
Loss on fair market value of warrant liability	—	$9,958,593	4	$9,958,593
Changes in:
Prepaid expenses	($2,229,363)	($892)	5	($2,230,255)
Inventory	($1,228,396)	—		($1,228,396)
Deferred revenue	$778,233	—		$778,233
Other assets	$72,089	($72,089)	6	—
Accounts payable and accrued expenses	$316,376	($1,117)	5	$315,259
Accounts payable and accrued expenses, related parties	($45,127)	($23,719)	5	($68,846)

Cash used in operating activities	($3,177,197)	($108,025)		($3,285,222)

Cash flows from investing Activities:
Acquisition of equipment	($204,834)	($413)	5	($205,247)
Deposit for equipment	—	$59,481	6	$59,481
Leasehold improvements — plant	($2,123,819)	($17,402)	5	($2,141,221)

Cash used in investing activites	($2,328,653)	$41,666		($2,286,987)

Cash flows from Financing Activities:
Proceeds from note payables	$100,000	—		$100,000
Proceeds from convertible notes, net of offering cost	$15,949,952	($13)	5	$15,949,939
Proceeds from issue of common stock, net of offering costs	$1,079,330	$9,862	5	$1,089,192

Cash provided by financing activities	$17,129,282	$9,849		$17,139,131

Effect of exchange rates on cash	($23,772)	$56,510	7	$32,738

For 6 months ended March 31, 2006
Cash Flows from Operating Activities
Net Loss	($21,041)	($10,210,448)	8	($10,231,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	$1,198	—		$1,198
Stock based compensation	—	$10,210,448	8	$10,210,448
Accounts payable and accrued expenses	$5,809	—		$5,809

Cash used in operating activities	($14,034)	—		($14,034)

From inception to March 31, 2007
Net Loss	($9,740,877)	($61,050,398)	1	($70,791,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	$12,766	—		$12,766
Amortization of deferred financing cost	$19,112	($19,112)	2	—
Stock based compensation	$7,900,053	$21,455,422	3	$29,355,475
Interest and discount on notes payable	$282,558	($282,558)	2
Loss on issuance of convertible notes	—	$15,209,311	4	$15,209,311
Loss on fair market value of compound embedded derivative	—	$12,600,000	4	$12,600,000
Loss on fair market value of warrant liability	—	$9,958,593	4	$9,958,593
Changes in:
Prepaid expenses	($2,270,843)	$9	5	($2,270,834)
Inventory	($1,228,396)	—		($1,228,396)
Other assets	($512,935)	$512,935	6	—
Deferred revenue	$778,233	—		$778,233
Accounts payable and accrued expenses	$379,715	$2,071,517	9	$2,451,232
Accounts payable and accrued expenses, related parties	$11,760	$8,686	5	$20,446

Cash used in operating activities	($4,368,854)	$464,405		($3,904,449)

Cash flows from investing Activities:
Acquisition of equipment	($228,901)	$969	5	($227,932)
Deposit for equipment	—	($512,935)	6	($512,935)
Leasehold improvements — plant	($2,915,036)	$31,095	5	($2,883,941)

Cash used in investing activites	($3,143,937)	($480,871)		($3,624,808)

Cash flows from Financing Activities:
Proceeds from note payables	$700,000	—		$700,000
Proceeds from advances from a related party	$450,000	—		$450,000
Proceeds from convertible notes, net of offering cost	$15,949,952	($13)	5	$15,949,939
Proceeds from issue of common stock, net of offering costs	$4,789,317	$9,875	5	$4,799,192

Cash provided by financing activities	$21,889,269	$9,862		$21,899,131

Effect of exchange rates on cash	$22,130	$6,613	5	$28,743

Net Increase in Cash	$14,398,608	$9	5	$14,398,617
Note 1 — Please refer to Note F above.
Note 2, 4 — Please refer to Note D above.
Note 3 — Please refer to Note A above.
Note 5 — Correction and reclassification adjustments recorded in Amendment No. 2 to the March 2007 Form 10-QSB . Each reclassification entry was below $32,000 and therefore no further explanation is provided.
Note 6 — Amount mainly represents deposits for equipment and therefore was reclassified from operation activity to investing activity.
Note 7 — Adjustments to exchange rate of $57,000 as a result of a recalculation of the effect of the exchange rate on cash.
Note 8 — Please refer to the discussion titled "Impact to 2006 Statements of Operations" above.
Note 9 — Please refer to Note A (item 3) above.
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
Estimated Forfeitures — When estimating forfeitures, the Company uses the average historical option forfeitures over a period of four years.
In conjunction with stock option awards granted to the President/CEO and a director in March 2006, management, with the assistance of a third party valuation firm, estimated the fair value of the equity of the Company using a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
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
Inventory
Inventories are stated at lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. Inventory write downs are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.
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
Fair Value of Warrants
Warrants issued in March 2007
The Company’s management used binomial valuation model to value warrants issued in conjunction with convertible notes entered into in March 2007. The model uses input such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value.
Warrants issued prior to March 2007
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