Form 10QSB/A
period 2007-06-30
SOLAR ENERTECH CORP
filed 2007-11-02
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Amendment No. 1
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
Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART I

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	25

PART II

SIGNATURES	35
EX-31.1 CEO CERTIFICATION
EX-31.2 CFO CERTIFICATION
EX-32.1 CEO CERTIFICATION TO SECTION 906
EX-32.2 CFO CERTIFICATION TO SECTION 906
FORWARD-LOOKING STATEMENTS
This report on Form 10-QS/A contains forward-looking statements. These statements relate to events that involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Form 10-QSB for the quarter ended June 30, 2007 (“Amendment No. 1”) in response to a comment letter we received from the Securities and Exchange Commission. In Amendment No. 1, we revised and enhanced our disclosures in Note 2 - Restatements, Note 3 - Significant Accounting Policies, Note 7 - Equity Transactions and Note 8 - Commitment and Contingencies. We have also modified our Statement of Operations to include diluted earnings per share for the quarter ended June 30, 2007. We have also revised the discussion included in the section titled “Critical Accounting Policies” included in Part I, Item 2, Management’s Discussion and Analysis or Plan of Operation, to reflect the changes made to Note 3.
The other portions of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 which we filed on September 20, 2007 (the “Original Filing”) are unaffected by the changes described above and have not been amended. All information in Amendment No. 1 is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, Amendment No. 1 should be read in conjunction with the filings we made with the SEC subsequent to the Original Filing. The filing of Amendment No. 1 shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
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

Solar Enertech Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Sales	$1,516,549	$—	$1,519,757	$—
Cost of sales	(1,507,208)	—	(1,513,166)	—

Gross Profit	9,341	—	6,591	—

Operating expense
Selling and general & administrative	2,797,531	2,407,828	7,732,851	12,618,276
Research & development	7,248	—	113,032	—

Operating Expense	2,804,779	2,407,828	7,845,883	12,618,276

Interest income	27,461	—	40,281	—
Interest expense	(279,977)	—	(334,005)	—
Registration payment	(281,060)	—	(281,060)	—
Loss on issuance of convertible notes		—	(15,209,311)	—

Gain / (loss) on fair market value of compound embedded derivative	7,100,000	—	(5,500,000)	—

Gain / (loss) on fair market value of warrant liability	4,531,112	—	(5,427,481)	—
Other income	14,514	—	14,514	—

Income / (loss) from Continuing Operations	8,316,612	(2,407,828)	(34,536,354)	(12,618,276)
Loss from Discontinued Operations				(21,041)

Net Income / (Loss)	$8,316,612	$(2,407,828)	$(34,536,354)	$(12,639,317)

Net income (loss) per share — basic:
Continuing operations	$0.11	$(0.03)	$(0.44)	$(0.12)
Discontinued operations	—	—	—	—
Net loss per share — diluted:
Continuing operations	$(0.03)	$(0.03)	$(0.44)	$(0.12)
Discontinued operations	—	—	—	—
Weighted-average common shares outstanding — basic	78,807,012	73,579,474	78,257,561	107,293,159
Weighted-average common shares outstanding — diluted	119,343,005	73,579,474	78,257,561	107,293,159
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

Balance Sheet — September 30, 2006
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
Impact on 2006 Statements of Cash Flows

	Original June 2006
	Form 10-QSB/A	Adjustments		Restated*

Statement of Cash Flows

Nine months ended June 30, 2006

Net Loss	$(316,362)	$(12,322,955	)*	$(12,639,317)

Depreciation of fixed assets	$2,227	—		$2,227

Stock based compensation		$12,322,955	*	$12,322,955

Accounts receivable	$(1,738)	—		$(1,738)

Prepaid expenses	$(30,326)	—		$(30,326)

Deposits	$(33,826)	—		$(33,826)

Accounts payable and accrued liabilities	$151,194	—		$151,194

Cash used in operating activities	$(228,831)	—		$(228,831)

* Please refer to the above discussion on Statements of Operations for nine months ended June 30, 2006.

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
Under the Agency Agreement dated April 10, 2006, the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. Because the Company and Infotech share the same managers and staff and the Company provides Infotech's sole source of financial support, the companies effectively operate as parent and subsidiary. Infotech is not compensated for its services as agent; however, the Company is required to reimburse Infotech for the normal and usual expenses of managing the Company's business activities as contemplated by the agreement. The Company does not have any responsibility to absorb costs incurred by Infotech beyond those incurred in its capacity as an agent for the Company nor does the Company have any rights to future returns of Infotech that are not associated with them acting in their capacity as our agent. However, substantially all of Infotech's operations consist of them acting as our agent.
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
Fair Value of Warrants
Warrants issued in March 2007
The Company’s management used a binomial valuation model to value warrants issued in conjunction with convertible notes entered into in March 2007. The model uses input such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value.
Warrants issued prior to March 2007
The fair value of the warrants issued in May through November 2006 in connection with the purchase of common stock has been allocated on a relative fair value basis between the value of the common stock and the warrants issued using the Black-Scholes -Merton option pricing model with the following assumptions: a risk-free interest rate of 4.50%, no dividend yield, a volatility factor of 82.57% and a contract life of one year.
Stock Based Compensation
On January 1, 2006, Solar Enertech began recording compensation expense associated with stock options and other forms of employee equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Solar Enertech had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Solar Enertech adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation costs associated with stock options recognized in the first quarter of fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.
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
NOTE 11 — BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF COMMON STOCK

June 30 2007
Three Months Ended
Calculation of net income per share — basic:
Net income	$8,316,612
Weighted-average number of common shares outstanding	78,807,012

Net income per share — basic	$0.11

Calculation of net loss per share — diluted:
Net income	$8,316,612
Gain on fair market value of warrant liability	(4,531,112)
Gain on fair market value of compounded embedded derivative	(7,100,000)
Interest expense attributable to 6% convertible notes	258,789
Amortization of discount on 6% convertible notes and deferred financing cost	1,888

Net loss assuming dilution	$(3,053,823)

Weighted-average number of common shares outstanding	78,807,012
Effect of potentially dilutive securities:
Warrants on 6% convertible notes and advisor warrants	11,710,668
6% convertible notes	28,825,325

Weighted-average number of common shares outstanding assuming dilution	119,343,005

Net loss per share — diluted	$(0.03)

     Certain securities have been excluded from our diluted net loss per share computation because their effect was antidilutive. The shares excluded from the computation relate to stock options issued to the Company officers and warrants issued in connection with the issuance of common stock totaling to 22,394,937 and 1,146,208 shares, respectively.

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
Under the Agency Agreement dated April 10, 2006, the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. Because the Company and Infotech share the same managers and staff and the Company provides Infotech's sole source of financial support, the companies effectively operate as parent and subsidiary. Infotech is not compensated for its services as agent; however, the Company is required to reimburse Infotech for the normal and usual expenses of managing the Company's business activities as contemplated by the agreement. The Company does not have any responsibility to absorb costs incurred by Infotech beyond those incurred in its capacity as an agent for the Company nor does the Company have any rights to future returns of Infotech that are not associated with them acting in their capacity as our agent. However, substantially all of Infotech's operations consist of them acting as our agent.
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

Fair Value of Warrants
Warrants issued in March 2007
The Company’s management used a binomial valuation model to value warrants issued in conjunction with convertible notes entered into in March 2007. The model uses input such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value.
Warrants issued prior to March 2007
The fair value of the warrants issued in May through November 2006 in connection with the purchase of common stock has been allocated on a relative fair value basis between the value of the common stock and the warrants issued using the Black-Scholes -Merton option pricing model with the following assumptions: a risk-free interest rate of 4.50%, no dividend yield, a volatility factor of 82.57% and a contract life of one year.
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