Form 10KSB/A
period 2006-09-30
SOLAR ENERTECH CORP
filed 2007-11-09
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 5
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
Yes ☐ No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Number of common voting shares outstanding as of November 9, 2007: 78,827,012
DOCUMENTS INCORPORATED BY REFERENCE
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
     Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

PART II
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SIGNATURES
EX-31.1 Certification of President and CEO
EX-31.2 Certification of CFO
EX-32.1 CEO CERTIFICATION TO SECTION 906
EX-32.2 CFO CERTIFICATION TO SECTION 906

EXPLANATORY NOTE
Restatement of consolidated financial statements
On April 20, 2007, Solar Enertech Corporation (the “Company”) filed Amendment No. 1 to amend our previously filed Annual Report on Form 10-KSB (the “Original Filing”) for the year ended September 30, 2006 (“fiscal year 2006”) for certain identified errors. Subsequently, in responding to comment letters we received from the US Securities and Exchange Commission (“SEC’), we filed Amendment No. 2, Amendment No. 3 and Amendment No. 4 to our Form 10-KSB to modify certain disclosures. We are currently filing Amendment No. 5 to Form 10-KSB, which has also been prepared in response to comments from the SEC. On August 15, 2007, management filed a Current Report on Form 8-K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated based on identified errors. Further discussion of these amendments follows:
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
Amendment No.4
In Amendment No. 4, we have revised and enhanced our disclosures in Note 2 — Summary of Significant Accounting Policies and Note 14 — Restatements. We have also revised the discussions titled “Restatements” and “Critical Accounting Policies” included in the section titled “Management’s Discussion and Analysis or Plan of Operation”.
Amendment No. 5
In Amendment No. 5, we revised Summary of Significant Accounting Policies - Stock-Based Compensation. We have also revised our Critical Accounting Policies - Stock Based Compensation in the section titled “Management’s Discussion and Analysis or Plan of Operation”.
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
A discussion of the restatement is set forth in Item 6. Management’s Discussion and Analysis or Plan of Operation and in Note 14 to the Consolidated Financial Statements included in Amendment No. 5 on Form 10-KSB/A. Changes have also been made to the following items in Part II of this Amendment No. 5:

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
Amendment No. 4 and this Amendment No. 5 were filed in response to additional comment letters received from the Securities and Exchange Commission. We have revised our disclosures but have made no adjustments to the numbers in Amendment No. 4 and 5.
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
In conjunction with stock option awards granted to the President/CEO and a director in March 2006, management, estimated the fair value of the equity of the Company using a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
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
In conjunction with stock option awards granted to the President/CEO and a director in March 2006, the management, estimated the fair value of the equity of the Company using a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
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
Amendment No. 4 and this Amendment No. 5 were filed in response to additional comment letters received from the Securities and Exchange Commission. We have revised our disclosures but have made no adjustments to the numbers in Amendment No. 4 and 5.
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

Note E — Please refer to Note A above.

Note F — Plesae refer to Note A above.

Note G — Please refer to Note B above.

Note H — Reclassification between G and H.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2007.

SOLAR ENERTECH CORP.

Date: November 9, 2007

	By:	/s/ Leo Shi Young Leo Shi Young President/CEO

Date: November 9, 2007

	By:	/s/ Ming Wai Anthea Chung

Ming Wai Anthea Chung Chief Financial Officer
Date: November 9, 2007

	By:	/s/ Shijian Yin

Shijian Yin Chief Operating Officer/Director
Date: November 9, 2007

	By:	/s/ Donald Morgan

Donald Morgan Director