Form 10QSB/A
period 2006-12-31
SOLAR ENERTECH CORP
filed 2007-11-09
CIK 1307873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
Amendment No. 5

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
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Number of shares outstanding of Registrant’s class of common stock as of November 9, 2007: 78,827,012
Authorized share capital of the registrant: 200,000,000 common shares, par value of $0.001
The Company recorded $0 revenue for the quarter ended December 31, 2006

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
EXPLANATORY NOTE
Restatement of consolidated financial statements
On February 14, 2007, we filed our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006 (the “Original Report”). On April 20, 2007, we filed Amendment No. 1 to the Original Report for the purpose of correcting certain identified errors. Subsequently, in responding to comment letters we received from the US Securities and Exchange Commission (“SEC”), we filed Amendment No. 2 and Amendment No. 3 and Amendment No. 4 to the Original Report on July 3, 2007 and September 20, 2007, respectively. We are currently filing Amendment No. 5 to the Original Report in response to another comment letter received from the SEC on October 17, 2007. On August 15, 2007, management filed a Current Report on Form 8-K based on our conclusion that our previously issued financial statements for the year ended September 30, 2006 and the quarters ended December 31, 2006 and March 31, 2007 should no longer be relied upon and should be restated. The following is a discussion of the amendments we have filed to date.
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
Amendment No. 5
In Amendment No. 5, we revised our disclosure on Stock-Based Compensation on Note 1 and Note 4 to the financial statements. We have also revised our Critical Accounting Policies - Stock Based Compensation in the section titled “Management’s Discussion and Analysis or Plan of Operation”.

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

The other portions of the Original Filing are unaffected by the changes described above and have not been amended. All information included in this amendment No. 5 is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment No. 5 to our Quarterly Report on Form 10-QSB shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Page
Number

Consolidated Balance Sheets	6
Consolidated Statements of Operations	7
Consolidated Statement of Cash Flows	8
Notes to the Consolidated Financial Statements	9
EX-31.1 CEO Certification
EX-31.2 CFO Certification
EX-32.1 CEO Certification to section 906
EX-32.2 Certification to section 906

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
The fair value of the equity of the Company was determined by management. Management used a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
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
The fair value of the equity of the Company was determined by management, to be $55.5 million, or $0.70 per common share. Management used a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
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
The fair value of the equity of the Company was determined by management. Management used a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
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