Form 10QSB/A
period 2007-03-31
SOLAR ENERTECH CORP
filed 2007-11-09
CIK 1307873

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
EXPLANATORY NOTE
Restatement of consolidated financial statements
On May 18, 2007 Solar Enertech Corporation (the “Company”) filed its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 (the “Original Filing”). On July 3, 2007, the Company filed Amendment No. 1 to the Original Filing to correct certain identified errors. Subsequently, in responding to a comment letter received from the US Securities and Exchange Commission (“SEC”), the Company has filed Amendment No. 2 and No. 3 to Form 10-QSB. On November 7, 2007 we received another comment letter from the SEC, in response to which we are filing this Amendment No. 4 to Form 10-QSB. Further discussion of these amendments follows:
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
Amendment No.3
As noted above, we are filing Amendment No. 3 to Form 10-QSB for the quarter ended March 31, 2007 in response to a comment letter received from the SEC. In Amendment No. 3, we revised and enhanced our disclosures included in Note 2 — Significant Accounting Policies, Note 7 — Equity Transactions, Note 8 — Commitment and Contingencies and Note 9 — Restatements. We also revised the discussions titled “Restatement” and “Critical Accounting Policies” included in Part I, Item 2, Management’s Discussion and Analysis or Plan of Operation.
Amendment No. 4
In Amendment No 4, we revised Significant Accounting Policies—Stock Option and fair value of warrants. We have also revised our Critical Accounting Policies — Stock Based Compensation and fair value of warrants in the section titled “Management’s Discussion and Analysis or Plan of Operation”.
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

A discussion of the restatement is set forth in Item 2. Management’s Discussion and Analysis or Plan of Operation and in Note 9 to the Consolidated Financial Statements included in this Amendment No. 4.
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
Fair Value of Equity Instrument
Warrants issued in March 2007
The Company’s management used the binomial valuation model to value the warrants issued in conjunction with convertible notes entered into in March 2007. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value. Management selected the binomial model to value these warrants as opposed to the Black-Scholes model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these warrants.
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
The Company’s management used the binomial valuation model to value the warrants issued in conjunction with convertible notes entered into in March 2007. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value. Management selected the binomial model to value these warrants as opposed to the Black-Scholes model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these warrants.
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
The fair value of the equity of the Company was determined by management to be $55.5 million, or $0.70 per common share. Management used a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar Enertech.
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
Amendment No. 4
In Amendment No 4, we revised Significant Accounting Policies—Stock Option and fair value of warrants. We have also revised our Critical Accounting Policies — Stock Based Compensation and fair value of warrants in the section titled “Management’s Discussion and Analysis or Plan of Operation”.
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
Amendment No. 4
In Amendment No 4, we revised Significant Accounting Policies—Stock Option and fair value of warrants. We have also revised our Critical Accounting Policies — Stock Based Compensation and fair value of warrants in the section titled “Management’s Discussion and Analysis or Plan of Operation”.
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
Fair Value of Warrants
Warrants issued in March 2007
The Company’s management used the binomial valuation model to value the warrants issued in conjunction with convertible notes entered into in March 2007. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value. Management selected the binomial model to value these warrants as opposed to the Black-Scholes model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these warrants.
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