Form 10QSB/A
period 2007-06-30
SOLAR ENERTECH CORP
filed 2007-11-09
CIK 1307873

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
EXPLANATORY NOTE
We are filing this Amendment No. 2 to our Form 10-QSB for the quarter ended June 30, 2007 (“Amendment No. 1”) in response to a comment letter we received from the Securities and Exchange Commission. In Amendment No. 1, we revised and enhanced our disclosures in Note 2 - Restatements, Note 3 - Significant Accounting Policies, Note 7 - Equity Transactions and Note 8 - Commitment and Contingencies. We have also modified our Statement of Operations to include diluted earnings per share for the quarter ended June 30, 2007. We have also revised the discussion included in the section titled “Critical Accounting Policies” included in Part I, Item 2, Management’s Discussion and Analysis or Plan of Operation, to reflect the changes made to Note 3.
In Amendment No. 2, we revised Summary of Significant Accounting Policies - Stock Based Compensation and fair value of warrants. We have also revised our Critical Accounting Policies - Stock Based Compensation and fair value of warrants in the section titled “ Managements’s Discussion and Analysis or Plan of Operation”.
The other portions of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 which we filed on September 20, 2007 (the “Original Filing”) are unaffected by the changes described above and have not been amended. All information in Amendment No. 2 is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the corrections noted above. Accordingly, Amendment No. 2 should be read in conjunction with the filings we made with the SEC subsequent to the Original Filing. The filing of Amendment No. 2 shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
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

2.	The fair value of the shares transferred to employees was $10.70 million using the market price on July 6, 2006, the date of transfer. We recorded $10.70 million of compensation expense in fiscal year 2006.

3.	The Company recorded an additional compensation expense of $2.1 million related to withholding tax obligations arising from the exercise of stock options by the President and a US employee.

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
Fair Value of Warrants
Warrants issued in March 2007
The Company's management used the binomial valuation model to value the warrants issued in conjunction with convertible notes entered into in March 2007. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management's judgment and may impact estimated value. Management selected the binomial model to value these warrants as opposed to the Black-Scholes model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these warrants.
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

Fair Value of Warrants
Warrants issued in March 2007
The Company’s management used the binomial valuation model to value the warrants issued in conjunction with convertible notes entered into in March 2007. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgement and may impact estimated value. Management selected the binomial model to value these warrants as opposed to the Black-Scholes model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these warrants.
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
Fair Value of Warrants
Warrants issued in March 2007
The Company's management used the binomial valuation model to value the warrants issued in conjunction with convertible notes entered into in March 2007. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management's judgment and may impact estimated value. Management selected the binomial model to value these warrants as opposed to the Black-Scholes model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these warrants.
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