Form 10KSB
period 2007-09-30
SOLAR ENERTECH CORP
filed 2007-12-28
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 000-51717
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
Common Stock, $0.001 Par Value
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Net revenues for its most recent fiscal year: $5.6 million
Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of December 24: $78,827,012.
Number of common voting shares outstanding as of December 24, 2007: 41,439,308
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer’s proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB
     Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, in particular in our Plan of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the heading “Risks Related to Our Business,” “Risks Related to an Investment in Our Securities” and under the heading “Risks Related To an Investment in Our Securities” in this document as well as other relevant risks detailed in the our filings with the Securities and Exchange Commission (the “SEC”) which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-KSB should be read in light of such risks.
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
These forward-looking statements include, among other things, statements relating to:
•	our expectations regarding the worldwide demand for electricity and the market for solar energy in certain countries;

•	our beliefs regarding the effects of environmental regulation, lack of infrastructure reliability and long-term fossil fuel supply constraints;

•	our beliefs regarding the inability of traditional fossil fuel-based generation technologies to meet the demand for electricity;

•	our beliefs regarding the importance of environmentally friendly power generation;

•	our expectations regarding research and development agreements and initiatives;

•	our expectations regarding governmental support and incentive programs for the deployment of solar energy;

•	our beliefs regarding the acceleration of adoption of solar technologies;

•	our beliefs regarding the competitiveness of photovoltaic (“PV”) products;

•	our expectations regarding the creation and development of our manufacturing capacity;

•	our expected benefits in manufacturing based on China’s favorable policies and cost-effective workforce;

•	our expectations with respect to revenue and sales and our ability to achieve profitability resulting from increases in production volumes;

•	our expectations with respect to our ability to secure raw materials in the future;

•	our future business development, results of operations and financial condition; and

•	competition from other manufacturers of PV products and conventional energy suppliers.
YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING
STATEMENTS
The forward-looking statements made in this report on Form 10-KSB relate only to events or information as of the date on which the statements are made in this report on Form 10-KSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Solar Enertech Corp. (formerly Safer Residence Corporation) (“Solar” or the “Company”) was incorporated under the laws of the state of Nevada on July 7, 2004, and was engaged in a variety of businesses until this year, when it began its current operations as a photovoltaic (“PV”) solar energy cell (“PV” Cell) manufacturer. The Company’s management decided that, to facilitate a change in business focus to the PV Cell industry, it was appropriate to change the Company’s name. To this end, the officers of the Company approved, on March 27, 2006, a plan of merger between Safer Residence Corporation and Solar Enertech Corp., a wholly-owned inactive subsidiary of Safer Residence Corporation, incorporated in the State of Colorado on March 27, 2006. Under the plan of merger, Safer Residence Corporation was renamed “Solar Enertech Corp.” and the shares of Solar Enertech Corp. were cancelled and the shareholders of the Company received one share of the newly-merged company for every share of Safer Residence Corporation. On April 7, 2006, the Company changed its name to Solar Enertech Corp.
The Company’s goal is to maximize its value through manufacturing and distribution of photovoltaic products globally. To date, the Company has established a sophisticated 42,000-square-foot manufacturing facility in Shanghai’s Jinqiao Modern Science and Technology Park. Currently, the facility is capable of producing 25 megawatts (Mw) of solar cells from its existing production line. The Company plans to install a second 25 Mw production line to better utilize the capacity of the plant and to meet expected future customer demand.
The Company has also established a Joint R&D Lab at Shanghai University to research and develop higher-efficiency cells and to put the results of that research to use in its manufacturing processes. Led by one of the industry’s top scientists, the Company expects its R&D program to help bring Solar EnerTech to the forefront of advanced solar technology research and production. The Company also has a marketing, purchasing and distribution arm in Northern California’s Silicon Valley.
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
The Market
Energy generated from Photovoltaic (PV) cells continues to be researched and the resulting products deployed. PV technology is relatively a simple concept: harness the sun’s energy on a solid-state device and generate electricity. In many markets around the world – especially Japan, Germany, Spain and the U.S. – PV electricity has already become a favored energy choice, and within this established base, the technology of PVs is poised to help transform the energy landscape within the next decade.
Photovoltaic Industry and the World
The photovoltaic industry has made huge improvements in solar cell efficiencies as well as achieved significant cost reductions. The global photovoltaic industry is expanding rapidly: global manufacturing of solar cells stood at 58 megawatts per year in 1992 and is now more than 500 megawatts per year, and production has been increasing more each year. In the last few years, most solar production is moving to Europe and China. Countries like Germany and Spain have had government-incentive programs that have made solar system more attractive. In the U.S., some states have instituted financial incentives that have played an important role in boosting the use of solar electricity.
The price of electricity produced from solar cells is still significantly more expensive than it is from fossil fuels, such as coal and oil, especially when environmental costs are not considered. The competitiveness of solar-generated electricity in grid-connected applications is largely a function of electricity rates, which are subject to regulations and taxes that vary from country to country across the world.

With a solar boom being expected globally in the near future and with renewable energy laws being implemented as best-practice models often with attractive solar energy delivery compensation rules as in Germany, solar companies are currently expanding their activities (e.g. to Spain, Italy, France and Greece, and Holland). With growing markets in southern Europe, Asia and the U.S., numerous opportunities exist for competitors in the photovoltaic market.
Compared to other energy technologies, solar power’s benefits include:
•	Environmental Superiority. Solar power is one of the most benign electric generation resources. Solar cells and CSP systems generate electricity without significant air or water emissions, habitat impact or waste generation;

•	Price Stability. Unlike fossil fuels, solar energy has no fuel price volatility or delivery risk. Although there is variability in the amount and timing of sunlight, it is predictable, and a properly configured system can be designed to be highly reliable while providing long-term, fixed price electricity;

•	Location Flexibility. Unlike other renewable resources such as hydroelectric or wind power, solar power can be generated where it is needed. This limits the expense and energy losses associated with transmission and distribution of large, centralized power stations;

•	Peak Generation. Solar power is well-suited to match peak energy needs as maximum sunlight hours generally correspond to peak demand periods when electricity prices are at their highest;

•	System Modularity. Solar power products can be deployed in many sizes and configurations to meet the specific needs of the user;

•	Reliability. With no moving parts or regular required maintenance, photovoltaic systems are among the most reliable forms of electricity generation.
Company’s Strategy
The Company’s business strategy includes the acquisition, manufacturing and marketing of innovative PV Cells and modules in order to provide superior solutions to its customers. In so doing, the Company believes it will generate substantial value for its stockholders while contributing to energy security, and protection of the ecosystems.
Principal Products and Services
The essential component in all solar panel applications is the photovoltaic (PV) solar cell, which converts the sun’s visible light into electricity. The Company manufactures PV solar cells, designs and produces advanced PV modules for a variety of applications, such as standard panels for solar power stations, roof panels, solar arrays, and modules incorporated directly into exterior walls.
During the fiscal year ended September 30, 2007, the Company established its manufacturing facility in Shanghai, the largest economic and transportation center of China. The 42,000 square foot manufacturing facility and the 21,000 square foot expansion plant are located in the Jinqiao Modern Science and Technology Park, a newly-dedicated high technology business park.
By establishing its manufacturing facilities in Shanghai, the Company will benefit from China’s favorable business policies and cost-effective labor force to produce quality solar cells and systems for global applications.
The Manufacturing Process
As of the date of this Report, one semi-automated production line is in operation. Raw material consists of PV-grade silicon wafers. Solar cells are manufactured via a series of complex processes, which includes wet chemical processing, diffusion, plasma processing, metallization, metrology, and testing.
Multiple solar cells are grouped and fastened on a panel and then laminated. Electrical current wires are laid out, connected together, furnaced, and then covered by glass. Before being packaged and shipped, the panels are tested.

Marketing Strategy
The primary solar market is currently in Europe, where significant government incentive programs are helping fuel high demand for solar products. The Company’s secondary market is the United States, where the state of California has launched an ambitious One Million Solar Roof incentive program for residences and businesses.
With an American marketing and sales office already in place, the Company is well-positioned to meet market demand from its Chinese manufacturing base.
Sales Strategy
The Company manufactures high-quality, high-conversion-rate solar products. By keeping costs low, the Company expects to market its panels, trademarked as SolarE, at generally lower prices than many of our competitors in higher-cost environments.
Research & Development
The Company has established a joint R&D laboratory with Shanghai University to facilitate research and development. The main focus of this research laboratory is to:
(1)	Research and test theories of photovoltaic, thermo-physics, the physics of materials and chemistry;

(2)	Develop efficient and ultra-efficient PV cells with light/electricity conversion rate up to 20%-35%;

(3)	Develop environmentally-friendly high-conversion-rate manufacturing technology for chemical compound film PV cell materials;

(4)	Develop high-reliable, low-cost manufacturing technology and equipment for the thin-film PV cells;

(5)	Research and develop key materials for new low-cost flexible-film PV cells and non-vacuum technology;

(6)	Research and develop key technologies and fundamental theories for third-generation PV cells.
Management believes that the joint R&D laboratory will enable the Company to be at the forefront of PV research and development, and hopes to create a valuable comparative advantage over solar cell producers today, perhaps enabling the Company to become an important solar-cell manufacturer. The Company plans to invest up to $4 million in research and development activities over the next 5 years and had incurred $154,000 and $0 for the years ended September 30, 2007 and 2006.
The Competition
The solar energy market is highly competitive. Outside China, our competitiors are, among others, BP Solar, Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries Inc., Sharp Corporation, Q-Cells AG, Sanyo Electric Co., Ltd. and Sunpower Corporation. In China, our primary competitors are, among others, Suntech Power Holding’s Co., Ltd., Trina Solar Ltd., Baoding Tianwei Yingli New Energy Resources Co., Ltd. and Nanjing PV-Tech Co., Ltd, Canadian Solar Inc. and Solarfun Power Holdings Co., Ltd.
We compete primarily on the basis of the power efficiency, quality, performance and appearance of our products, price, strength of our supply chain and distribution network, after-sales service and brand image. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. In addition, with more financial resources, many of our competitors are able to enter into long-term polysilicon supply contracts which typically require a large advance payments. These long-term supply contracts will generally provide our competitors with a more steady supply of polysilicon at a lower price than recent spot market prices.
Intellectual Property
The Company is not, at present, the holder of any patents, trademarks or copyrights on its products. The Company intends to trademark the tradename “SolarE” both in Asia and in North America in the future and will, if it is successful in its conduct of research and development activities seek intellectual property protection for such products. Solar cells and CSP systems are not patentable but are in the public domain and the Company’s only protection in producing them is the know-how or experience of its employees and management in producing its products.

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
Principal suppliers
A shortage of silicon is generally thought to be one of the most significant problems related to the production of photovoltaic cells. We currently purchase our feed stock from spot markets. Although in March 2007 we entered into a long term supply contract with Jiangsu Photovaltaic Industry Development Co., Ltd. as of the date of this report, we had not paid advance payment stated in the contract or taken any delivery of the products. We anticipate continuing to buy feed stock from spot markets until we are able to secure additional financing and enter into long term silicon supply contracts.
Employees
As of September 30, 2007, the Company employed approximately 264 people, as follows: the Company’s California office currently has 4 employees and the manufacturing plant in Shanghai currently has 260 employees.
RISKS RELATED TO OUR BUSINESS
Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the SEC also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See “Special Note Regarding Forward-Looking Statements.”
Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.
We were incorporated in July 2004 and began our current operations in March 2006. Therefore, we have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and future prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance.
Since our inception, we have incurred losses and may incur losses in the future.
We incurred a net operating loss in all financial periods since inception. We have recently completed our first full financial year as a solar industry company. During the fiscal year ended September 30, 2007, we incurred a net loss of $29 million. We may never be profitable. We expect our operating expenses to increase as we expand our operations. Our ability to achieve profitability depends on the growth rate of the photovoltaic portion of the market, the continued market acceptance of PV products, the competitiveness of products and services as well as our ability to provide new products and services to meet the demands of our customers.
We must rely on financing to continue our operations because we have not yet earned significant revenues. If financing is not available to us as and when we need it, we may be forced to curtail, or even to cease, our operations.
We generated $5.6 million of revenue for the fiscal year ended September 30, 2007. During the same period, we had negative gross margin due to high manufacturing cost associated with our low production volume. In March 2007, we received $17.3 million from the issuance of promissory notes and we have used the proceeds for working capital and completed our first production line. We expect our current cash on hand will last us for another twelve months. However, if we are not able to generate positive cash flow from operations and the market for our products is not as robust as we anticipate it will be, we may need additional financing to continue our operations. If we are unable to find financing as and when we need it we may be forced to curtail, or even to cease, our operations.
As a result of the money raised through the private offering we undertook in March 2007, we expect to begin expanding our operations. However, we may not be able to manage the expansion of our operations effectively, which may have an adverse affect on our business and results of operations.
We announced an entrance into the PV industry or solar industry in March 2006. We anticipate significant continued expansion of our business to address growth in demand for PV products and services.. To manage the potential growth of our operations, we will be required to improve our operational and financial systems, procedures and controls, create manufacturing capacity, and hire, expand, train and manage an employee base. Furthermore, our management will be required to create, maintain and expand relationships with our customers, suppliers and other third parties. In March 2007, we raised $17.3 million through a private offering of our promissory notes. We now have the funds necessary to begin expanding our business. We have begun the construction of our second production line, which will cost approximately $6.5 million. A portion of the funds will be used to hire and pay upper-level managers. We cannot assure you that our current and planned operations, personnel, systems and internal procedures and controls will be adequate to support this growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, any of which could have an adverse affect on our business and results of operations.
If PV technology is not suitable for widespread adoption, or sufficient demand for PV products does not develop or takes longer to develop than we anticipated, sufficient sales may not develop, which may have an adverse affect on our business and results of operations.
The PV market is at a relatively early stage of development and the extent to which PV products will be widely adopted is uncertain. Market data in the PV industry is not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If PV technology proves unsuitable for widespread adoption or if demand for PV products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to become profitable or sustain profitability. In addition, demand for PV products in targeted markets, including China, may not develop or may develop to a lesser extent than we anticipated. Many factors may affect the viability of widespread adoption of PV technology and demand for PV products, including:
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
The failure of the market for PV products to develop as we expect it to would have a material adverse effect on our business.
We face intense competition from other companies producing solar energy and other renewable energy products and because we are new to this industry, we are limited in our ability to be competitive.
The PV market is intensely competitive and rapidly evolving. If we are successful in building our business, we will be competing with many companies that have established operations, brand name recognition, a large customer base and substantial financial resources. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. They may also have existing relationships with suppliers of silicon wafers, which may give them an advantage in the event of a silicon shortage. We do not represent a competitive presence in the PV products industry.
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
Our failure to further refine our technology and develop and introduce new PV products could render our anticipated products uncompetitive or obsolete, and result in a decline in our market share. We do not have the working capital, at this time, to make a significant investment in research and development activities although we have hired personnel who have significant industry and PV expertise.
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

Our inability to obtain sufficient quantities of silicon and silicon wafers would adversely affect our business and results of operations.
Silicon wafers are the most important raw materials for making PV products. To maintain competitive manufacturing operations, we will depend on our suppliers’ timely delivery of quality silicon wafers in sufficient quantities and at acceptable prices. Silicon wafer suppliers, in turn, depend on silicon manufacturers to supply silicon required for the production of silicon wafers. The significant growth of the PV industry has resulted in a significant increase in demand for silicon and silicon wafers, and some producers have, from time to time, experienced late delivery and supply shortages. In particular, some suppliers of silicon also supply to silicon wafer manufacturers for the semiconductor industry, which typically have greater buying power and market influence than manufacturers for the PV industry. As a result, increases in the demand for silicon from the semiconductor industry may, in the future, result in late deliveries or supply shortages with respect to the specialized silicon that silicon wafer suppliers need as raw materials. Assuming that we are able to manufacture and sell our product as we plan, a shortage of silicon or our inability to get silicon when we needed it could result in a reduction of manufacturing output, delayed or missed shipments, damaged customer relationships and decreased revenues any of which may adversely affect our business and results of operations.
Our agent, Solar Enertech (Shanghai) Co., Ltd., on our behalf, has entered into a 10-year supply contract for silicon. If this supplier is unable to provide us with silicon in accordance with the terms of our agreement and we were unable to find other sources of silicon, or if the price of silicon or the demand for silicon products decreases, our operations could be materially adversely affected.
Currently, the demand for silicon exceeds the supply. Silicon is a necessary element of our products. In order to help mitigate the risk that we will not be able to obtain silicon, in March 2007, through our agent in China, Solar Enertech (Shanghai) Co., Ltd., we entered into a 10-year supply contract with Jiangsu Photovaltaic Industry Development Co., Ltd. (“Jiangsu”). Until we start taking delivery, we will continue to purchase silicon in the market, if we can. We cannot guarantee that Jiangsu will be able to meet its supply commitment under the agreement. If it were unable to meet this commitment and if other suppliers could not be found, our operations could be materially adversely affected.
Pursuant to our purchasing agreement with Jiangsu, we agreed to purchase silicon from Jiangsu for ten years and the cost per kilogram of silicon will be determined each year. For the fiscal year ended September 30, 2007, we were committed to purchase 40,000 kilograms and 60,000 kilograms during our first fiscal quarter of 2008. Pursuant to the terms of the agreement, we are required to prepay Jiangsu $2,500,000 and $5,000,000. The prepayment dates are yet to be negotiated. These deposits will be applied to 30% of the value of each shipment, and we will pay the remaining 70% upon receipt of each shipment. We had not yet paid the first $2,500,000 and had not taken any delivery as of the date of this report.
If the price of silicon or silicon wafers were to decrease in the future and we are not able to negotiate a favorable price or payment term, we may not be able to adjust our materials costs and thus, our cost of revenues will be negatively affected for that year. Additionally, if demand for PV products decreases, we may incur costs associated with carrying excess materials, which may have a material adverse effect on our operating expenses. To the extent we may not able to pass these increased costs and expenses to our customers, our business, results of operations and financial condition may be materially and adversely affected.
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
Our business depends to a significant extent on the continuing efforts of our executive officers. Our business may be severely disrupted if we lose their services.
Due to his extensive experience in managing businesses in China, our future success depends to a significant extent on Mr. Leo Shi Young, our President and Chief Executive Officer. We also rely heavily on the services of Mr. Shi Jian Yin and Ms. Ming Wai Anthea Chung, our Chief Operating Officer and Chief Financial Officer, respectively. We do not maintain key man life insurance on our executive officers or our directors. If Mr. Young, Mr. Yin or Ms. Chung become unable or unwilling to continue in his or her present position, we may not be able to replace him or her readily, if at all. In that case our business could be severely disrupted, and we may incur substantial expenses to recruit and retain new officers.
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
Because the currency we use to do business is generally RMB yuan, fluctuations in exchange rates could adversely affect our business.
Our financial statements are expressed in U.S. dollars but our functional currency is RMB yuan. Our results may be affected by the foreign exchange rate between U.S. dollars and RMB yuan. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB yuan against the U.S. dollar could result in a change to our income statement and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB yuan against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results which may have a material adverse effect on the price of our shares.
We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.
We anticipate we will be exposed to risks associated with product liability claims in the event that the use of the PV products we hope to sell results in injury. Since our anticipated products will be electricity producing devices, it is possible that users could be injured or killed by our anticipated products, whether by product malfunctions, defects, improper installation or other causes. We have not commenced significant commercial shipment of products and, due to the resulting limited historical experience, we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. In addition, as the insurance industry in China is still in an early stage of development, business interruption insurance available in China offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.
Together, our directors own or have the right to purchase a significant number of shares of our common stock for nominal consideration. If our directors act together, they will be able to exert significant influence over, and possibly control, the outcome of all actions requiring shareholder approval.
Our director, President and Chief Executive Officer, Mr. Leo Shi Young, owns 3,534,286 shares of our common stock, has the immediate right to purchase an additional 13,250,000 shares of our common stock, and, by March 2008, has the right to purchase an additional 12,000,000 shares of our common stock, all for nominal consideration. If Mr. Young exercises his option to purchase the additional shares, Mr. Young will own 28,784,286 shares, or approximately 36.52%, of our common stock. Mr. Shi Jian Yin and Mr. Frank Fang Xie, an officer and a director, also own or have the right to purchase 3,500,000 shares and 1,500,000 shares, respectively, of our common stock for nominal consideration. Together with Mr. Young’s beneficial holdings, our directors have the ability to control 42.86% of our voting stock. As long as management owns such a significant percentage of our common stock, our other shareholders may be unable to affect or change the management or the direction of our company without their support. If they act together, our directors will be able to exert significant influence over the outcome of all corporate actions requiring shareholder approval, including the election of directors, amendments to our articles of incorporation and approval of significant corporate transactions.
Our net future income, if any, could be adversely affected based on share-based compensation granted to employees and consultants.
The Company will grant options to purchase common stock of the Company to employees and consultants according to the terms of the Company’s 2007 Equity Incentive Plan. The Company will account for options granted to our directors and employees in accordance with FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees. As a result, we have to account for compensation costs for all share options using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as options to purchase common stock are an important employee recruitment and retention tool. If we grant employee options to purchase common stock or other share-based compensation in the future, our net income could be adversely affected.
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
Because our products are sold with warranties extending for 20 years, problems with product quality or product performance may cause us to incur warranty expenses. If these expenses are significant, they could have a material adverse affect on our business and results of operations.
The practice in our industry is to offer long product warranties. We offer a product warranty with a term of 20 years. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped the product and recognized the revenues. Because our products will be new to the market, we will not be able to evaluate their performance for the entire warranty period before we offer them for sale. If our products fail to perform as we expect them to and we are required to cover a significant number of warranty claims, the expenses related to such claims could have a material adverse affect on our business and results of operations.
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
We will face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC, we will be required to include management’s report on internal controls as part of our annual report for the fiscal year ending September 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the applicable rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending September 30, 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.
We discovered a weakness in our internal controls over financial reporting. While we are working to correct this weakness and to prevent reoccurrence in the future, we cannot guarantee that our controls will always be effective. In the event our controls are not effective, our business and financial results may suffer.
In Item 8A, Controls and Procedures, management disclosed a material weakness which was related to inadequate control over accounting and reporting for certain non-routine transactions indicated as follows:
•	The incorrect recording and disclosure of warrant and derivative liabilities related to the convertible note contracts entered in March 2007.

•	The incorrect recording and disclosure of stock options issued for employee services.

•	The incorrect accounting for plant construction in process and debt and related party transactions. These errors were identified by our former independent accountant, Malone & Bailey, PC, in connection with the interim review of the Company’s financial statements for the quarter ended December 31, 2006.

•	The incorrect calculation of withholding tax liability associated with stock options exercised by the President of the Company.
These errors were identified by the management and our former independent accountant, Malone & Bailey, PC, in connection with the interim reviews of the Company’s financial statements. We have taken steps to correct this weakness, but we cannot guarantee that our controls will always be effective. Material weaknesses in internal control over financial reporting may materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting could have a negative impact on our reputation and business.
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
You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.
We conduct a substantial portion of our operations in China and the majority of our assets are located in China. In addition, some of our executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or in China against us or upon our executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state.
Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.
Foreign exchange transactions by companies under China’s capital account continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities, including the SAFE.
Risks Related to an Investment in our Securities
Our stock price is volatile. There is no guarantee that the shares you purchase will appreciate in value or that you will be able to sell your shares at a price that is greater than the price you paid for them.
The trading price of our common stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

•	our developing business;

•	a continued negative cash flow;

•	relatively low price per share;

•	relatively low public float;

•	variations in quarterly operating results;

•	general trends in the industries in which we do business;

•	the number of holders of our common stock; and

•	the interest of securities dealers in maintaining a market for our common stock.
We cannot guarantee you that the shares you purchase will appreciate in value or that you will be able to sell the shares at a price equal to or greater than what you paid for them.
The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.
The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities.
Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.
When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry.
Orders for OTC Bulletin Board securities may not be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not able to sell shares of common stock at the optimum trading prices.
The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.
We are subject to the penny stock rules and these rules may adversely affect trading in our common stock.
Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.
There may be a limited market for our securities and we may fail to qualify for another listing.
In the event that our common stock fails to qualify for initial or continued inclusion on OTC Bulletin Board our common stock could become quoted in what are commonly referred to as the “pink sheets.” Under such circumstances, it may be more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain investors, such as financial institutions and hedge funds.
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
There are options and warrants to purchase shares of our common stock currently outstanding, which may dilute your investment if such options and warrants are exercised.
In 2007, we have granted options to purchase an aggregate of 7,300,000 shares of our common stock to various persons and entities, of which 1,297,500 are currently outstanding and exercisable. In addition, in conjunction with convertible notes entered in March 2007, we issued 30.8 million shares of warrants to note holders and the placement agent. If issued, the shares underlying options and warrants would increase the number of shares of our common stock currently outstanding, will dilute the holdings and voting rights of our then-existing shareholders and may depress the future market price of our common stock.
In March 2007, we sold units consisting of Series A and Series B Convertible Notes and Series A and Series B Warrants. The Series A and Series B Notes include provisions that allow the note holders to participate in purchases of our common stock and provide for include anti-dilution protection that will, in certain instances, reduce the conversion price. If these adjustments were to be made, your investment in our common stock will be diluted.
If, during the time that the Series A or Series B Convertible Notes are outstanding, we sell or grant any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the holders of our common stock, then the holders of the Series A and Series B Convertible Notes will receive these same purchase rights, as though the Series A and Series B Convertible Notes had been converted into common stock.
With certain very limited exceptions, if we issue or sell (or are deemed to have issued or sold) shares of our common stock for a consideration per share that is less than the conversion price required by the Series A and Series B Convertible Notes, then the conversion price will be reduced and the number of shares of common stock to be received on conversion will be adjusted.
Likewise, if we grant certain options or if we sell or are deemed to have sold any convertible securities, the exercise price or the conversion price of which is lower than the conversion price required by the Series A or Series B Convertible Notes, then the shares of common stock represented by the options or convertible securities will be deemed to be outstanding and the conversion price required by the Series A or Series B Convertible Notes will be reduced to the lowest price per share for which one share of common stock is issuable upon exercise of the option or conversion of the convertible security. Finally, any increase or decrease in the exercise price of an option or in the conversion price of a convertible security will require an adjustment to the conversion price of the Series A and Series B Convertible Notes and an adjustment to the number of shares to be issued upon conversion. However, no adjustment will be made if the adjustment would result in an increase to the conversion price or a decrease in the number of shares to be received by the holders of the Series A and Series B Convertible Notes upon conversion.

A reduction in the conversion price resulting from any of the foregoing would allow holders of the Series A and Series B Convertible Notes to receive more shares of common stock than they would otherwise be entitled to receive. In that case, an investment in our common stock would be diluted to a greater extent than it would be if no adjustment to the conversion price were required to be made.
We have no immediate plans to pay dividends.
We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.
We have the ability to issue additional shares of our common stock without asking for shareholder approval, which could cause your investment to be diluted.
Our articles of incorporation authorize the Board of Directors to issue up to 200,000,000 shares of common stock. The power of the Board of Directors to issue shares of common stock or warrants or options to purchase shares of common stock is generally not subject to shareholder approval. Accordingly, any time the Board of Directors determines that it is in the best interests of the corporation to issue shares of its common stock, your investment will be diluted.
We have raised substantial amounts of capital in private placements and if we inadvertently failed to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.
The securities offered in our private placements were not registered under the Securities Act or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements or any of such exemptions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently is reported on the OTC Bulletin Board, as well as the issuance of warrants or convertible securities at a discount to market price.
ITEM 2. DESCRIPTION OF PROPERTY
All of our property is leased and we do not own any real property.
We lease a sophisticated 42,000-square foot manufacturing and research facility in Shanghai’s Jinqiao Modern Science and Technology Park. The lease expires on February 19, 2009, and is renewable every 3 years with an adjustment in rental fee not to exceed 5% of the total rent of the previous year (3-year period). The termination clause in the agreement requires a notice of three months. Monthly costs are $17,000.
We leased an additional 21,000 square foot of manufacturing facility in August 2007 with monthly rent of $10,000. The lease is expires in August 2010.
The Company also has an operating lease for 6,000 square-foot of office space in Shanghai, at a monthly cost of $12,000. The lease expires in May 2008, can be renewed with a three-month advance notice, and cannot be terminated prior to expiration.
Finally, the Company leases 400 square feet of office space in Menlo Park, in Northern California’s Silicon Valley, to handle our U.S. operations.
We consider these facilities adequate to meet our current needs. See “Management’s Discussion and Analysis — Liquidity and Capital Resources.”
ITEM 3. LEGAL PROCEEDINGS
We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Trading History
Our shares of common stock did not trade on the OTC Bulletin Board before March 10, 2006 and the Company’s securities currently trade under the symbol “SOEN”. The following is a summary of the high and low closing prices of our common stock on the OTCBB during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in our common stock has not been extensive in all the periods presented below, and such trades may not constitute an active trading market in all the periods presented below. The following disclosed prices are derived from publicly reported NASDAQ daily trading data.

	Year Ended September 30,		Year Ended September 30,
	2007		2006
	High	Low	High	Low

First Quarter	$1.28	$0.73	$—	$—
Second Quarter	$1.86	$0.73	$1.00	$0.72
Third Quarter	$1.96	$1.37	$2.04	$0.72
Fourth Quarter	$1.71	$0.87	$1.86	$1.18
As of September 30, 2007, there were 40 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).
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
Forward Stock Split
On February 24, 2006, three previous directors returned 1,447,727 (pre-forward stock split) common shares to the treasury for cancellation. Effective February 27, 2006, the Company forward split its issued common shares on the basis of forty-four new shares for one old share. The number of shares referred to in these consolidated financial statements has been restated wherever applicable, except where noted, to give retroactive effect to the forward stock split.
The retroactive restatement of the issued common shares is required by the SEC’s Staff Accounting Bulletin No. 1, Topic 4(c). The number of common shares outstanding pre-forward stock split was 1,652,273, and after giving effect to the forward split, the outstanding common shares totaled 72,700,012.
On March 1, 2006, the Company increased its authorized capital stock from 75,000,000 common shares with a par value of $0.001 to 200,000,000 common shares with a par value of $0.001. The amendment increasing its authorized capital has been filed with the Nevada Secretary of State.

2007 Equity Incentive Plan
On September 24, 2007, our Board of Directors approved the adoption of the 2007 Equity Incentive Plan (the “Plan”). The Plan provides for the issuance of a maximum of 10 million shares of common stock in connection with awards under the Plan. Such awards may include stock options, restricted stock purchase rights, restricted stock bonuses and restricted stock unit awards. The Plan may be administered by the Company’s Board of Directors or a committee duly appointed by the Board of Directors and has a term of 10 years. Participation in the Plan is limited to employees, directors and consultants of the Company and its subsidiaries and other affiliates. Options granted under the Plan must have an exercise price per share not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the Plan may not have a term exceeding 10 years. Awards will vest upon conditions established by the Board of Directors or its duly appointed Committee. Subject to the requirements and limitations of section 409A of the Internal Revenue Code of 1986, as amended, in the event of a Change in Control (as defined in the Plan), the Board of Directors may provide for the acceleration of the exercisability or vesting and/settlement of any award, the Board of Directors may provide for a cash-out of awards or the Acquiror (as defined in the Plan) may either assume or continue the Company’s rights and obligations under any awards. The Plan and each of the two standard forms of notice of grant and stock option agreements were filed in conjunction with our Current Report on Form 8-K with the SEC on September 27, 2007.
On September 24, 2007, the Board of Directors granted options to purchase 7.3 million shares of our common stock to our employees, director and consultants.
Equity Compensation Plan Information

Numbr of
securities
Remaining
available for
future issuance
under
	Number of		equity
	securities to		compensation
	be issued upon	Weighted-average	plans
	exercise	exercise	(excluding
	of outstanding options,	price of outstanding	securities
	warrants and	options, warrants and	reflected in
Plan Category	rights (a)	rights (b)	column a) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	7,300,000 (1)	$1.20	2,700,000

(1)	Represents options to purchase common stock issued pursuant to the terms of the Plan.
a — Our common stock is currently quoted by the Over-The-Counter Bulletin Board under the symbol “SOEN”.
b — We have approximately 40 record holders on September 30, 2007.
c — No cash dividend has been declared.
Rules Governing Low-Price Stocks that May Affect Our Shareholders’ Ability to Resell Shares of Our Common Stock
Our stock trades under the symbol “SOEN” on the NASD’s OTCBB.
Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.
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
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1, “Risks Related to Our Business,” “Risks Related to Doing Business in China” and “Risks Related to an Investment in Our Securities” as well as in Item 1, “Description of Business” and Item 6, “Management’s Discussion and Analysis or Plan of Operation” in this Annual Report on Form 10-KSB. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB that we will file. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligations to update the forward-looking statements in this report that occur after the date hereof.
Company Description and Overview
We were incorporated under the laws of the state of Nevada on July 7, 2004 and engaged in a variety of businesses, including home security assistance, until March 2006, when we began our current operations. We manufacture and sell photovoltaic (commonly known as “PV”) cells and modules. PV modules consist of solar cells that produce electricity from the sun’s rays. Our manufacturing operations are based in Shanghai, China, where we have established a 42,000 square-meter manufacturing facility. We established a marketing, purchasing and distribution office in Menlo Park, California. While we expect to sell most of our products in Europe, the U.S. and China, our goal is to become a worldwide supplier of PV cells.
As of March 31, 2007, construction of our manufacturing facility was completed and we began production of solar cells and modules which are sold under the brand name “SolarE”. Also in December 2006, we entered into a joint venture with Shanghai University to operate a research facility to study various aspects of advanced PV technology.
Our joint venture with Shanghai University is for shared investment in research and development on fundamental and applied technologies in the fields of semi-conductive photovoltaic theory, materials, cells and modules. The agreement calls for Shanghai University to provide equipment, personnel and facilities for joint laboratories. It is our responsibility to provide funding, personnel and facilities for conducting research and testing. The agreement requires us to make minimum capital investments through December 15, 2016. We are required to make a capital investment of RMB30 million (approximately US$4 million) over 5 years, from 2007 to 2011. Research and development achievements from this joint research and development agreement will be available for use by both parties. We are entitled to the intellectual property rights, including copyrights and patents, obtained as a result of this research. The research and development we will undertake pursuant to this agreement includes the following:
•	we plan to research and test theories of PV, thermo-physics, physics of materials and chemistry;

•	we plan to develop efficient and ultra-efficient PV cells with light/electricity conversion rates of up to 20% to 35%;

•	we plan to develop environmentally friendly high conversion rate manufacturing technology of chemical compound film PV cell materials;

•	we plan to develop highly reliable, low-cost manufacturing technology and equipment for thin film PV cells;

•	we plan to research and develop key material for low-cost flexible film PV cells and non-vacuum technology; and

•	we plan to research and develop key technology and fundamental theory for third-generation PV cells.
We are targeting construction of our second production line in the fiscal year ended September 30, 2008.
To date, we have raised money for the development of our business through the sale of our equity securities and loans. During the fiscal year ended September 30, 2006 and the three months ended December 31, 2006 we raised approximately $5.1 million through sales of our common stock and warrants and $1,050,000 in loan proceeds. In March 2007 we raised an additional $17.3 million through sales of units consisting of our Series A and Series B Convertible Notes and warrants. We believe that these funds will provide us with working capital for the next twelve months, assuming production and sales increase as anticipated.
The offering of our Series A Convertible Notes closed on March 7, 2007. According to the Registration Rights Agreement we signed in conjunction with this offering, a registration statement that included the common stock underlying the Series A Convertible Notes and the warrants issued in connection therewith was to be declared effective by the SEC no later than July 5, 2007. The registration statement we filed was declared effective in November 2007. However, the delay constitutes a triggering event which allows the holders, at their election, to require redemption of the notes. The total principal amount of Series A Convertible Notes outstanding at September 30, 2007 was $5 million. On December 14 and 17, 2007, we obtained written waivers from Series A holders, which waive the redemption rights relating to delay of the effective date of the registration statement.
In conjunction with the delay in having the registration statement be declared effective within 120 days after closing of our Series A convertible note offering, we recorded an accrued liability of $349,000 for estimated registration delay penalties and $149,000 remained outstanding at September 30, 2007.
On September 17, 2007 we received a demand from Coach Capital LLC for the payment of $700,000 in principal and $80,000 in interest in accordance with the terms of certain promissory notes we signed on May 8, 2006, July 3, 2006 and January 24, 2007. Subsequent to our fiscal year end, we settled the outstanding balance due to Coach Capital with shares of our common stock.
A shortage of silicon is generally thought to be one of the most significant problems related to the production of PV cells. On March 30, 2007 we announced the signing of a 10-year silicon supply contract with Jiangsu Photovaltaic Industry Development Co., Ltd. Pursuant to our purchasing agreement with Jiangsu, we agreed to purchase silicon from Jiangsu for ten years and the cost per kilogram will be determined each year. We are required to prepay Jiangsu $2,500,000 and $5,000,000. The prepayment dates are yet to be negotiated. These deposits will be applied to 30% of the value of each shipment, and we will pay the remaining 70% upon receipt of each shipment. As of the date of this report, we had not yet paid the first $2,500,000 or taken any delivery. We anticipate continuing to buy feed stock from spot markets until we are able to secure additional financing.
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
Results of Operations
As discussed above, in 2006, our business focus began to change from home security assistance services to solar energy with the establishment of our manufacturing plant in China and the manufacturing of our first SolarE solar modules in November 2006. Due to the significant changes, part of our results for the year ended September 30, 2006 are being reported as discontinued operations, and we believe that a comparison of results of operations for the years ended September 30, 2007 and September 30, 2006 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the above sections under the headings “Risks Related to Our Business” and “Risks Related to an Investment in Our Securities.”
The following table sets forth our consolidated statements of operations for the year ended September 30, 2007 and September 30, 2006.

	Year Ended September 30,
	2007	2006
		(Restated)

Net sales	$5,573,000	$—
Cost of sales	(5,934,000)	—

Gross loss	(361,000)	—

Operating expense	—	—
Selling, general & administrative	11,865,000	30,192,000
Research & development	198,000	—

Operating Expense	12,063,000	30,192,000

Operating Loss	(12,424,000)	(30,192,000)

Other income / (expense)	(17,008,000)	8,000

Loss from Continuing Operations	(29,432,000)	(30,184,000)
Loss from Discontinued Operations	—	(14,000)

Net Loss	$(29,432,000)	$(30,198,000)

Net Sales, Cost of Sales and Gross Loss
We completed our production line and started shipment of our products during the fiscal year ended September 30, 2007. We generated $5.6 million of revenue in the fiscal year ended September 30, 2007 as compared to no revenue for the fiscal year ended September 30, 2006. Included in the fiscal year 2007 revenue was $0.3 million of module sales and the rest of the $5.3 million in reported revenue consists of sales of solar cells and resale of our raw materials such as silicon wafer that we over-stocked due to our still-limited production capability and the fact that we were still fine-tuning our manufacturing process.
For the fiscal year ended September 30, 2007, substantially all of the Company’s revenue came from reselling of our raw materials. On transaction by transaction basis, we determine if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. We consider the following factors when we determine the gross versus net presentation: (i) if the Company acts as principal in the transaction; (ii) if the Company takes title to the products; (iii) if the Company has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) if the Company acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. All transactions incurred in fiscal year 2007 were recorded on a gross basis.
During the initial production run, we incurred high manufacturing cost due to production inefficiencies associated with our low production volume. This resulted in a negative gross margin of $361,000 for the fiscal year ended September 30, 2007.
Operating Expense
We incurred $12.1 million in operating expense in the fiscal year ended September 30, 2007, $18.1 million lower than the expense incurred in the fiscal year ended September 30, 2006. Included in the fiscal year 2007 operating expense was $11.9 million of selling and general and administrative expense and $200,000 of research and development cost compared to $30.2 million of selling and general and administrative expense in the fiscal year 2006.
Included in our fiscal years 2007 and 2006 selling, general and administrative expense were $9.3 million and $25.1 million of stock compensation charge. The Company’s President and a director were granted options to purchase in total 37.5 million shares of our common stock in March 2006. One third of the President’s option and all of the director’s option were vested in March 2006. As a result, the expense related to these options was expensed immediately in fiscal year 2006. During the fiscal year 2006, the President also transferred 5.75 million shares of common stock to an officer and various employees. We recorded a stock compensation charge of $10.7 million related to the transfer. There was no such transfer of shares to employees in the fiscal year 2007. The stock compensation charge recorded in 2007 represented 12 months amortization of 2006 options granted to the President. It also included charges on 7.3 million stock option granted to the Company’s officers, director, employees and consultants in September 2007. In the fiscal year 2006, we also recorded $4.4 million of compensation expense for the President (see Note 2 — 2006 Restatement). The Company has the obligation to withhold tax upon exercise of stock options by U.S. employees. The withholding tax absorbed by the Company was accounted for as additional compensation expense to employees. During the fiscal year 2007, the President paid $460,000 of tax related to exercise of the stock options. Accordingly, the Company reduced $460,000 in liability and general and administrative expense by $460,000 during the fiscal year 2007. The remaining amount of $4 million remained in our accrued liability account at September 30, 2007 which represented potential liability based on the management’s estimate. Excluding the stock option charge and withholding tax expense, the remaining selling, general and administrative expense increased by $1.8 million. The increase in overall selling, general and administrative expense was due to an increase in the number of our employees and activities as we built up our infrastructure to support the growth of the business.
Research and development expense primarily represents expense incurred for the joint research and development program with Shanghai University. Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding the establishment of laboratories and the completion of research and development activities. Pursuant to the joint research and development agreement, we committed to fund RMB 4 million in 2007 (approximately US$516,000) for the program’s expense and research equipment and have incurred US$154,000 for the fiscal year ended September 30, 2007. The Company intends to increase research and development spending in the fiscal year 2008. The delay in payment of the remaining USD$362,000 committed for 2007 could lead to Shanghai University requesting the Company to pay that amount within a certain time frame. If the Company is still not able to correct the breach within the time frame, Shanghai University could seek compensation up to 15% of the committed amount which is approximately $600,000. As of the date of this report, we have not received any request from Shanghai University.
Other income / (expense)

	Year Ended September 30,
	2007	2006
Interest income	$62,000	$8,000
Interest expense	(1,086,000)	—
Loss on issuance of convertible notes	(15,209,000)	—
Loss on change in fair market value of compound embedded derivative	(200,000)	—
Loss on change in fair market value of warrant liability	(290,000)	—
Other expense	(285,000)	—

Total other income	(17,008,000)	8,000

Interest expense incurred during the fiscal year ended September 30, 2007 represented interest on convertible notes of $17.3 million, demand notes of $700,000 and $450,000. The demand note of $450,000 is due to Infotech Essencials, Inc., a company partially owned by our President and CEO. We had no comparable expense during the year ended September 30, 2006. Additionally, included in the interest expense was the registration payment of $349,000 relating to the convertible note agreements we entered in March 2007. We received proceeds in the amount of $17.3 million from the sale of our convertible notes. As part of the Registration Rights Agreement, we entered into with note holders, we are required to file a registration statement with the SEC and maintain effectiveness of that registration statement. We accrued payments due to a delay in the registration process which triggered the payment of penalties under the Registration Rights Agreement. The registration statement has been effective since November 2007. We had no comparable expense during the year ended September 30, 2006.
The warrants issued in conjunction with the offering of convertible notes we closed in March 2007 are classified as a liability as required by SFAS No. 150, “Accounting for Financial Instruments with Characteristics of both Liabilities and Equity”. The warrants are measured at fair value both initially and in subsequent periods. We recognized a loss of $290,000 as a result or changes in the fair value of the warrant liability in the fiscal year ended September 30, 2007. We had no comparable income or expense during year ended September 30, 2006.
We evaluated the convertible notes for derivative accounting considerations and determined that the notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “Compound Embedded Derivative”). The Compound Embedded Derivative is measured at fair value both initially and in subsequent periods. We recognized a loss of $200,000 as a result of changes in the fair value of the Compound Embedded Derivative liability in the fiscal year. We had no comparable income or expense during the fiscal year ended September 30, 2006.
We incurred a loss on issuance of convertible notes of $15.2 million in the fiscal ended September 30, 2007. This amount represents the excess of the fair value of the warrants issued to note holders and the compound embedded derivative over the principal amount of the convertible notes at the date of issuance. We had no comparable expense during the fiscal year ended September 30, 2006.
2006 Restatement
Under an agreement dated March 1, 2006, the current President and CEO of the Company was granted an option to purchase a total of 36 million shares of common stock directly from a former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting on March 1, 2006, and the remaining options vesting on March 1, 2007 and March 1, 2008, respectively. Additionally, under another agreement dated March 1, 2006, a current director has the right and option to purchase a total of 1.5 million shares of common stock of the Company directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vested immediately. In July 2006, the President and CEO exercised a portion of his option and acquired 10.75 million shares of common stock from the former officer and transferred 5.75 million shares to various employees of Solar Enertech (Shanghai) Co., Ltd. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) on January 1, 2006. FAS 123R requires the Company to record compensation expense for options granted to the President and CEO and the director as well as the shares transferred from the President and CEO to employees of Solar Enertech (Shanghai) Co., Ltd.
The Company did not properly account for the options granted to the President and CEO and a director of the Company as well as the shares transferred from the President and CEO to various employees. The Company made the following adjustments to the fiscal year 2006 financial statements:
•	The Company recorded share-based compensation expense of $25.1 million related to options granted to the President and CEO and a director of the Company as well as the shares transferred from the President and CEO to various employees. Additional paid in capital was increased by the same amount.

•	The Company recorded compensation expense of $4.4 million related to the Company’s obligation to withhold tax upon exercise of stock options by the President and CEO. The withholding tax absorbed by the Company was accounted for as additional compensation expense to the employee. Accounts payable and accrued expenses, related parties, were increased by the same amount.
The impact of the above adjustments to the fiscal year 2006 financial results was $0.04 loss per share.
Liquidity and Capital Resources

	Year ended September 30,
	2007	2006
		(Restated)
Cash used in operating activities	$(12,734,000)	$(573,000)
Cash used in investing actives	$(3,913,000)	$(1,330,000)
Cash provided by financing activities	$17,160,000	$4,657,000
Effect of exchange rate on cash	$596,000	$(3,000)
Net increase in cash	$1,109,000	$2,751,000
Cash, Beginning of Period	$2,799,000	$48,000
Cash, End of Period	$3,908,000	$2,799,000
As of September 30, 2007, we had cash and cash equivalents of $3.9 million. During the fiscal year ended September 30, 2007, we funded our operations from private sales of equity securities and loans. We believe our current cash and cash equivalents will provide sufficient working capital to fund our operations for at least the next 12 months assuming a steady ramp-up in production and sales. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.
For the fiscal year ended September 30, 2007, we used $12.7 million of cash in operations. Net cash used by operating activities included $6.5 million in prepaid expenses primarily related to purchase of raw materials and $5.7 million increase in inventories as we started production. In addition, our receivables increased by $1 million and our accounts payable and accrued liabilities increased by $5.6 million. For the fiscal year ended September 30, 2006, we used $573,000 of cash in operations. The Company was in development stage in the fiscal year 2006 and cash was mainly used to hire personnel and establish selling and general and administrative functions.
Net cash used in investment activities were $3.9 million and $1.3 million in the fiscal years ended September 30, 2007 and 2006. For both fiscal years, cash was used to establish our manufacturing facility and production line in Shanghai, China. We started production during the fiscal year ended September 30, 2007.
Net cash provided by financing activities for the fiscal year ended September 30, 2007 and 2006 were $17.2 million and $4.7 million. In March 2007, we sold convertible notes which provided the company with $16 million, net of financing cost. During the fiscal year 2007, we also received $1.1 million from the issuance of common stocks and warrants. During the fiscal year 2006, we received $3.6 million from the issuance of our common stocks and warrants. We also received a loan from a third party and a related party totaling $1.1 million (net of financing cost).
Our exchange difference is primarily from exchange gains from balances held in Chinese Renminbi (RMB). The exchange rate at September 30, 2007 and 2006 were 1 U.S. dollar for RMB 7.5108 and 1 U.S. dollar for RMB 7.9087, respectively.
Our current cash requirements are significant because, aside from our operational expenses, we are building our inventory of silicon wafers. We also have plans to construct the second production line in fiscal year 2008. Accordingly, we expect to continue to seek equity or debt financing to fund our expansion during the fiscal year 2008.
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
Principles of consolidation and basis of accounting
These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech Corp. and its wholly-controlled variable interest entities, Infotech Hong Kong New Energy Technologies, Limited (“Infotech HK”) and Solar Enertech (Shanghai) Co., Ltd (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at September 30, 2007 and as a result no minority interest balance is reflected in these financial statements.
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
All of the Company’s business activities conducted in China are carried out by Infotech. As of September 30, 2007 and 2006 total assets held by Infotech as agent for Solar Enertech amounted to $21.7 million and $3.5 million and total advances and reimbursements made to date from the Company to Infotech totaled $26.2 million and $3.9 million which effectively represent intercompany receivables to the Company from Infotech Shanghai which are eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for the Company. Infotech’s operating expenses on behalf of the Company for the years ended September 30, 2007 and 2006 totaled $1.1 million and $351,000. Infotech’s only debt consisted of advances received from the Company.
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
In conjunction with stock option awards granted to the President/CEO and a director in March 2006, the management estimated the fair value of the equity of the Company using a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of Solar.
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
For the Market Approach, management used the same three guideline public companies that were used for the terminal value multiple to determine 1) a revenue multiple for the twelve months trailing the Valuation Date of March 1, 2006, 2) a revenue multiple for 2007, and 3) a revenue multiple for 2008 (the same multiple used to determine the terminal value of the Company). As Solar had no revenue for the trailing twelve months prior to the Valuation Date, management relied upon the revenue multiples for 2007 and 2008. Management applied the multiples to the revenue forecast of Solar Enertech for the years 2007 and 2008, and determined an equity value for the Company as an equally weighted average sum of the two multiples.

Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenue for extended maintenance services is generally deferred and recognized ratably over the period during which the services are to be performed.
For fiscal year ended September 30, 2007, substantially all of the Company’s revenue came from reselling of polysilicon or wafer raw materials. On transaction by transaction basis, we determine if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. We consider the following factors when we determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.
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
Because the potential timing and stock price may vary over a range of possible values, a Monte Carlo simulation was built based on the possible stock price paths (i.e., daily expected stock price over a forecast period). Under this approach an individual potential stock price path is simulated based on the initial stock price on the measurement date, and the expected volatility and risk free interest rate over the forecast period. Each path is compared against the logic describe above for potential exercise events and the present value (or non-

exercise which result in $0 value) recorded. This is repeated over a significant number of trials, or individual stock price paths, in order to generate an expected or mean value for the present value of the CED.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for us on October 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS
SOLAR ENERTECH CORP.
Consolidated Financial Statements
September 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Solar Enertech Corp.
We have audited the consolidated balance sheet of Solar Enertech Corporation (“Solar Enertech”) as of September 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of Solar Enertech’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Solar Enertech’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Solar Enertech’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the September 30, 2007 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solar Enertech at September 30, 2007, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.
/s/ Ernst & Young Hua Ming
Shanghai, Peoples Republic of China
December 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Solar Enertech Corp.
Menlo Park, California
We have audited the accompanying consolidated balance sheet of Solar Enertech Corp. as of September 30, 2006 and the related consolidated statements of operations, cash flows, and stockholders’ equity for the year then ended. These financial statements are the responsibility of Solar Enertech’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
As discussed in Note 2 to the consolidated financial statements, errors resulting in understatements of compensation expense and accounts payable and accrued liabilities, related parties, were discovered by management in December 2007. Accordingly, adjustments have been made as of September 30, 2006, to correct the error.
/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
December 21, 2006
Except for Note 2 which is dated December 27, 2007

Solar Enertech Corp.
Consolidated Balance Sheets

	September 30, 2007	September 30, 2006
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$3,908,000	$2,799,000
Accounts receivable	913,000	—
Advance payments and other	6,500,000	41,000
Inventory	5,708,000	—
Other receivable	590,000	—

Total Current Assets	17,619,000	2,840,000

Fixed assets, net of accumulated depreciation	3,215,000	809,000
Deferred financing costs, net of accumulated amortization	2,540,000	—
Deposits	1,741,000	572,000

Total Assets	$25,115,000	$4,221,000

LIABILITIES AND STOCKHOLDER’S EQUITY / (Deficit)
Current Liabilities:
Accounts payable	$2,891,000	$—
Customer advance payment	1,603,000	—
Accrued interest expense	615,000	—
Accrued expenses	507,000	65,000
Accounts payable and accrued liabilities, related parties	3,969,000	4,518,000
Demand note payable to a related party	450,000	450,000
Demand notes payable	700,000	600,000

Total Current Liabilities	10,735,000	5,633,000

Convertible notes, net of discount	7,000	—
Derivative liabilities	16,800,000	—
Warrant liabilities	17,390,000	—

Total Liabilities	44,932,000	5,633,000

STOCKHOLDERS’ EQUITY / (Deficit):
Common stock - 200,000,000 shares authorized at $0.001 par value 78,827,012 and 76,307,012 shares issued and outstanding at September 30, 2007 and September 30, 2006, respectively	79,000	76,000
Additional paid in capital	39,192,000	28,764,000
Other comprehensive gain / ( loss )	592,000	(4,000)
Accumulated deficit	(59,680,000)	(30,248,000)

Total Stockholders’ Equity / (Deficit)	(19,817,000)	(1,412,000)

Total Liabilities and Stockholders’ Equity / (Deficit)	$25,115,000	$4,221,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
Consolidated Statements of Operations

	Year Ended September 30,
	2007	2006
		(Restated)
Net sales	$5,573,000	$—
Cost of sales	(5,934,000)	—

Gross loss	(361,000)	—

Operating expense
Selling, general & administrative	11,865,000	30,192,000
Research & development	198,000	—

Operating Expense	12,063,000	30,192,000

Operating Loss	(12,424,000)	(30,192,000)

Interest income	62,000	8,000
Interest expense	(1,086,000)	—
Loss on issuance of convertible notes	(15,209,000)	—
Loss on change in fair market value of compound embedded derivative	(200,000)	—
Loss on change in fair market value of warrant liability	(290,000)	—
Other expense	(285,000)	—
Loss from Continuing Operations	(29,432,000)	(30,184,000)
Loss from Discontinued Operations	—	(14,000)

Net loss	$(29,432,000)	$(30,198,000)

Net Loss per Share -Basic and Diluted
Continuing operations	$(0.38)	$(0.41)
Discontinued operations	$—	$—
Weighted Average Shares Outstanding	78,396,108	73,666,329
The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Other Comprehensive		Total Stockholders’
	Number	Amount	Capital	Income (Loss)	Accumulated Deficit	Equity (Deficit)

Balances, September 30, 2005	136,400,000	$136,000	$(33,000)	$—	$(50,000)	$53,000
Stock returned to treasury (no cost)	(63,699,988)	(64,000)	64,000	—	—	—
Stock based compensation	—	—	25,130,000	—	—	25,130,000
Issuance of common stock and warrants	3,607,000	4,000	3,603,000	—	—	3,607,000
Currency translation adjustment	—	—	—	(4,000)	—	(4,000)
Net loss for the year ended September 30, 2006 (Restated)	—	—	—		(30,198,000)	(30,198,000)

Balances, September 30, 2006 (Restated)	76,307,012	$76,000	$28,764,000	$(4,000)	$(30,248,000)	$(1,412,000)
Issue of stock and warrant, net of offering costs	2,500,000	3,000	1,087,000	—	—	1,090,000
Exercise of warrants	20,000	—	20,000			20,000
Stock based compensation	—	—	9,321,000	—	—	9,321,000
Currency translation adjustment	—	—	—	596,000	—	596,000
Net loss for the year ended September 30, 2007	—	—	—	—	(29,432,000)	(29,432,000)

Balances, September 30, 2007	78,827,012	$79,000	$39,192,000	$592,000	$(59,680,000)	$(19,817,000)

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
Consolidated Statements of Cash Flows

	Year ended September 30,
	2007	2006
		(Restated)
Cash Flows from Operating Activities
Net Loss	$(29,432,000)	$(30,198,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	344,000	4,000
Stock based compensation	9,321,000	25,130,000
Amortization of discount on convertible notes and deferred financing costs	7,000	—
Loss on issuance of convertible notes	15,210,000	—
Loss on change in fair market value of compound embedded derivative	200,000	—
Loss on change in fair market value of warrant liability	290,000	—
Changes in:		—
Accounts receivable	(913,000)
Prepaid expenses	(6,459,000)	(41,000)
Inventory	(5,708,000)	—
Other assets	(596,000)	—
Accounts payable and accrued liabilities	5,551,000	14,000
Accounts payable and accrued liabilities, related parties	(549,000)	4,518,000

Cash used in operating activities	$(12,734,000)	$(573,000)

Cash flows from investing Activities
Acquisition of fixed assets	(2,750,000)	(758,000)
Deposits on equipment	(1,163,000)	(572,000)

Cash used in investing activities	$(3,913,000)	$(1,330,000)

Cash flows from Financing Activities
Proceeds from note payable	100,000	600,000
Proceeds from advances from a related party	—	450,000
Proceeds from convertible notes, net of offering cost	15,950,000	—
Proceeds from issuance of common stock, net of offering cost	1,110,000	3,607,000

Cash provided by financing activities	$17,160,000	$4,657,000

Effect of exchange rate on cash	596,000	(3,000)

Net increase in cash	$1,109,000	$2,751,000

Cash, Beginning of Period	$2,799,000	$48,000

Cash, End of Period	$3,908,000	$2,799,000

Cash paid:
Interest	$274,000	—
Non-cash investing and financing activities:
Warrants issued to placement agent in connection with convertible notes	$1,190,000	—
Warrants issued to note holders	$15,909,000	—
The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS
Solar Enertech Corp. (formerly Safer Residence Corporation) was incorporated in Nevada, United States of America, on July 7, 2004, to facilitate a change in focus from providing customers with home security assistance services to the solar energy industry. On March 27, 2006, Safer Residence Corp. merged with and into Solar Enertech Corp., and on April 7, 2006, changed its name to Solar Enertech Corp. (the “Company”).
On July 18, 2006, the Company executed an agency agreement with Solar Enertech (Shanghai) Co., Ltd. (formerly known as Infotech (Shanghai) Solar Technologies Ltd) (“Infotech Shanghai”), effective April 10, 2006, to engage in business in China on its behalf. Infotech Shanghai is controlled through a Hong Kong company which is 100% owned by the Company’s President and CEO. See additional disclosures related to the agency agreement in Note 3 described below.
The Company was in the development stage through March 31, 2007. The quarter ended June 30, 2007 is the first quarter during which the Company is considered an operating company and is no longer in the development stage.
NOTE 2 — 2006 RESTATEMENT
Under an agreement dated March 1, 2006, the current President and CEO of the Company was granted an option to purchase a total of 36 million shares of common stock directly from a former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vest in 3 equal installments over a period of 2 years, with the first installment vesting on March 1, 2006, and the remaining options vesting on March 1, 2007 and March 1, 2008, respectively. Additionally, under another agreement dated March 1, 2006, a current director has the right and option to purchase a total of 1.5 million shares of common stock of the Company directly from such former officer at a price of $0.0001 per share until February 10, 2010. The options granted under the agreement vested immediately. In July 2006, the President and CEO exercised a portion of his option and acquired 10.75 million shares of common stock from the former officer and transferred 5.75 million shares to various employees of Solar Enertech (Shanghai) Co., Ltd. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) on January 1, 2006. SFAS 123R requires the Company to record compensation expense for options granted to the President and CEO and the director as well as the shares transferred from the President and CEO to employees of Solar Enertech (Shanghai) Co., Ltd.
The Company did not properly account for the options granted to the President and CEO and a director of the Company as well as the shares transferred from the President and CEO to various employees. The Company made the following adjustments to the fiscal year 2006 financial statements:
•	The Company recorded share-based compensation expense of $25.1 million related to options granted to the President and CEO and a director of the Company as well as the shares transferred from the President and CEO to various employees. Additional paid in capital was increased by the same amount.

•	The Company recorded compensation expense of $4.4 million related to the Company’s obligation to withhold tax upon exercise of stock options by the President and CEO. The withholding tax absorbed by the Company was accounted for as additional compensation expense to the employee. Accounts payable and accrued expenses, related parties, were increased by the same amount.
The impact of the above adjustments to the fiscal year 2006 financial results was $0.04 loss per share.
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation and basis of accounting
These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Solar Enertech (Shanghai) Co., Ltd. (formerly known as Infotech (Shanghai) Solar Technologies Ltd) (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at September 30, 2007 and as a result no minority interest balance is reflected in these financial statements.
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
All of the Company’s business activities conducted in China are carried out by Infotech. As of September 30, 2007 and 2006 total assets held by Infotech as agent for Solar Enertech amounted to $21.6 million and $3.5 million and total advances and reimbursements made to date from the Company to Infotech totaled $26.2 million and $3.9 million which effectively represent intercompany receivables to the Company from Infotech Shanghai which are eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for Solar. Infotech’s operating expenses on behalf of Solar for the years ended September 30, 2007 and 2006 totaled $1.1 million and $351,000. Infotech’s only debt consisted of advances received from the Company.
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
Property, plant and equipment
Property, plant and equipment are stated at cost net of accumulated depreciation. Depreciation is provided using the straight — line method over the related estimated useful lives, as follows:

Useful Life (Year)
Office equipment	5
Machinery	10
Production equipment	5
Automobiles	5
Furniture	5
Leasehold improvement	2
Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed to operations. Major repairs that do improve or extend the lives of the related assets are capitalized.
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
Warranty cost
The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized. Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a 10-year and 25-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. We therefore maintain warranty reserves (recorded as accrued warranty costs) to cover potential liabilities that could arise from our warranty obligations. We accrue warranty costs at the time revenues are recognized and include that amount in our cost of revenues, which is not significant as of September 30, 2007. We accrue the estimated costs of warranties based primarily on management’s best estimate. We have not experienced any material warranty claims to date in connection with declines of the power generation capacity of our solar modules. We will prospectively revise our actual rate to the extent that actual warranty costs differ from the estimates.
Loss per share
In February 2006, the Company effected a 44-for-one stock split. Previously reported share and earnings per share amounts have been restated since inception. The basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. At September 30, 2007, there were warrants and options to purchase 23,163,119 shares of common stock which could potentially dilute future earnings per share.
Impairment of long lived assets
The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of September 30, 2007, management expects those assets related to its continuing operations to be fully recoverable.
Income taxes
The Company files federal and state income tax returns in the United States for its U.S. operations, and files separate foreign tax returns for its foreign subsidiary in the jurisdictions in which this entity operates. The Company accounts for income taxes under SFAS (“SFAS”) No. 109, Accounting for Income Taxes.
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
Because the potential timing and stock price may vary over a range of possible values, a Monte Carlo simulation was built based on the possible stock price paths (i.e., daily expected stock price over a forecast period). Under this approach an individual potential stock price path is simulated based on the initial stock price on the measurement date, and the expected volatility and risk free rate over the forecast period. Each path is compared against the logic described above for potential exercise events and the present value (or non-exercise which result in $0 value) recorded. This is repeated over a significant number of trials, or individual stock price paths, in order to generate an expected or mean value for the present value of the CED.
The Company’s management used the binomial valuation model to value warrants issued in conjunction with convertible notes entered into in March 2007. The model uses input such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value.
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
Stock Based Compensation
On January 1, 2006, The Company began recording compensation expense associated with stock options and other forms of employee equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.
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
In conjunction with stock option awards granted to the President/CEO and a director in March 2006, the management estimated the fair value of the equity of the Company using a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method, and Market Approach, Guideline Public Company Method. There were no discounts taken for this determination of the equity value of The Company.

For the Income Approach, management utilized a five year forecast of income and expenses, including capital expenditures, to determine debt-free cash flow. Management used a multiple of 2.9 times 2010 forecasted revenue to determine a terminal value for the Company. The multiple of 2.9 was based upon the median 2008 business enterprise value to revenue multiple of three comparable public companies in the same industry as the Company, and of similar size. The discrete cash flows and the terminal value were present-valued using a discount rate of fifty percent. The discount rate was based upon guideline discount rates for early stage companies from the AICPA Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The sum of the present values of the discrete cash flows plus the terminal value determined the business enterprise value of the Company. “Net Debt” was subtracted from the business enterprise value to determine the value of equity of the Company.
For the Market Approach, management used the same three guideline public companies that were used for the terminal value multiple to determine 1) a revenue multiple for the twelve months trailing the Valuation Date of March 1, 2006, 2) a revenue multiple for 2007, and 3) a revenue multiple for 2008 (the same multiple used to determine the terminal value of the Company). As The Company had no revenue for the trailing twelve months prior to the Valuation Date, management relied upon the revenue multiples for 2007 and 2008. Management applied the multiples to the revenue forecast of The Company for the years 2007 and 2008, and determined an equity value for the Company as an equally weighted average sum of the two multiples.
Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.
For the fiscal year ended September 30, 2007, substantially all of the Company’s revenue came from reselling of polysilicon or wafer raw materials. On a transaction by transaction basis, we determine if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. We consider the following factors when we determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. All transactions incurred in fiscal year 2007 were recorded on a gross basis.
Research and Development Cost
Expenditures for research activities relating to product development are charged to expense as incurred
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for us on October 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations.
NOTE 4 — FINANCIAL INSTRUMENTS
Credit risk
The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At September 30, 2007, the Company had approximately $584,000 in excess of insured limits.
Fair values
The Company has various financial instruments, including cash and cash equivalents, receivables, accounts payable and amounts due to or from a related party, notes payable, warrant liability and compound embedded derivative liability. Unless otherwise noted, these monetary assets and liabilities are stated at amounts that approximate their fair values.
Foreign exchange risk
The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi and the United States dollar.
NOTE 5 — INVENTORY
At September 30, 2007, inventory consists of:

	September 30,
	2007	2006
Raw materials	$2,724,000	$—
Work in process	839,000	—
Finished goods	2,145,000	—

Total	$5,708,000	$—

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
The Company amortizes its assets over their estimated useful lives. A summary is as follows:

	September 30,
	2007	2006
Office equipment	$88,000	$8,000
Machinery	455,000	—
Production equipment	1,065,000	—
Automobiles	333,000	—
Furniture	38,000	15,000
Leasehold improvement	1,580,000	—
Construction in progress	—	790,000
Total property, plant and equipment	3,559,000	—
Less: Accumulated depreciation	(344,000)	(4,000)

Net property, plant and equipment	$3,215,000	$809,000

NOTE 7 — NOTES PAYABLE
As of September 30, 2007, we have a $600,000 demand note payable due to Coach Capital LLC and a $100,000 demand note payable due to Thimble Capital. All loans bear an interest rate of 10% per annum. Subsequent to year end, the Company was informed by Thimble Capital that it had assigned the note payable due from us to Coach Capital. In December 2007, the Company settled all outstanding note payable due to Coach Capital LLC with shares of the Company’s common stock (see Note 15 – Subsequent Events).
NOTE 8 — INCOME TAXES
The Company has no taxable income and no provision for federal and state income taxes is required for 2007 and 2006.
A reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended September 30, 2007 and 2006 is as follows:

	Year Ended September 30,
	2007	2006
U.S. federal taxes (benefit)
At statutory rate	34%	34%
Permanent differences	(29%)	(25%)
Other	(2%)	0%
Valuation allowance	(3%)	(9%)

Total	0%	0%

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2007 and 2006 are as follows:

	Year Ended September 30,
	2007	2006

Deferred tax assets:
Net operating loss carryforward	$1,899,000	$688,000
Depreciation and Amortization	58,000	—
Allowance and reserve	1,613,000	1,601,000
Stock-based compensation	1,291,000	1,593,000
Valuation allowance	(4,861,000)	(3,882,000)

Net deferred tax assets	$—	$—

As of September 30, 2007 and 2006, the Company had U.S. federal net operating loss carry forwards of approximately $4.5 million and $1.7 million, respectively. These net operating loss carry forwards will expire at various dates beginning in 2026 if not utilized. In addition, the Company had U.S. state net operating loss carry forwards of approximately $5.8 million and $1.7 million as of September 30, 2007 and 2006, respectively, and these losses will begin to expire at various dates beginning in 2016 if not utilized. The Company has no credit carry forwards. In addition, the Company had a foreign net operating loss carry forwards of approximately $1.0 million as of September 30, 2007 and there was no net operating loss carry forwards from September 30, 2006. These losses will begin to expire starting in year 2012 if not utilized.
As of September 30, 2007, due to the history of losses the Company has generated in the past, the Company believes that it is more-likely-than-not that the deferred tax assets cannot be realized before the respective utilization expiration dates. Therefore, we have a full valuation allowance on our deferred tax assets of $4.9 million, an increase of $1.0 million from September 30, 2006.
Utilization of the U.S. federal and state net operating loss carry forwards and credits may be subject to substantial annual limitation due to certain limitations resulting from ownership changes provided by U.S. federal and state tax laws. The annual limitation may result in the expiration of net operating losses and credits before utilization.
The Company elected to track the portion of its federal and state net operating loss and tax credit carry-forwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in its gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss and tax credit carry-forwards will only be recorded to equity when they reduce cash taxes payable. The amounts removed to the memo account as of September 30, 2007 are zero for federal and state tax purposes, respectively.
While the Company does not expect any impact to the effective tax rate for US non-qualified stock option or restricted stock expense due to the adoption of SFAS No. 123(R), the effective tax rate may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS No. 123(R) requires that the tax benefit of stock option deductions relating to Incentive Stock Options (ISO’s) be recorded in the period of disqualifying disposition. This could result in fluctuations in the effective tax rate of the Company between accounting periods.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates except for its PRC entity. The PRC subsidiary is generally subject to a 30% state corporate income tax and a 3% local income tax. Pursuant to the income tax laws of the PRC, foreign invested enterprises meeting certain criteria set out by the relevant tax authorities can enjoy various preferential tax rates. Our PRC entity is registered in Shanghai Pudong area and is considered a “manufacturing enterprise.” As such, our PRC entity enjoys a reduced tax rate and is eligible to enjoy a tax holiday. The applicable reduced tax rate is 15%. The tax holiday is a two-year 100% income tax exemption followed by a three-year 50% income tax exemption. The tax holiday commences from the first year in which cumulative taxable profits are realized (that is, after utilizing available tax loss carry forwards).
On 16 March 2007, the Standing Committee of the National People’s Congress promulgated the Enterprise Income Tax Law of the People’s Republic of China (the “New Law”) which becomes effective 1 January 2008. The New Law harmonizes the tax laws applicable to foreign and domestic enterprises. Under the New Law, in general, both domestic enterprises and foreign invested enterprises will be subject to a unified income tax rate of 25%. The New Law also repealed the 3% local income tax. Further, the New Law provides certain transition relief to enterprises currently enjoying tax rates below the new unified 25% tax rate. Under this relief, such enterprises will be subject to a gradual increase in their tax rate from 15% to 25% over the five years. Additionally, the New Law accelerates the commencement of tax holidays previously deferred due to cumulative losses, to no later than January 1, 2008.
Based on the provisions of the New Law, our PRC entity will begin its tax holiday as of January 1, 2008. The tax holiday will end on December 31, 2012, after which time the income tax rate applicable to the PRC entity will be 25%. In the future, the PRC entity may qualify for certain new income tax incentives under the New Law, however, the qualification of the PRC entity for such incentives is uncertain pending further guidance to be released by the State Administration on Taxation on implementation criteria to qualify for such incentives.
The Company has no undistributed foreign earnings as of September 30, 2007.

NOTE 9 — CONVERTIBLE NOTES
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
In connection with the issuance of the Notes and Warrants, the Company engaged an exclusive advisor and placement agent (“the Advisor”) and issued warrants to the Advisor to purchase an aggregate of 1,510,528 shares at an exercise price of $0.57 per share and 507,247 shares at an exercise price of $0.69 per share, of the Company’s common stock (“the Advisor Warrants”). In addition to the issuance of the warrants, the Company paid $1,038,000 in commissions, an advisory fee of $173,000, and other fees and expenses of $84,025.
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

The following table summarizes the valuation of the Notes, the Warrants (including the Advisor Warrants), and the Compound Embedded Derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding Advisor Warrants)	(15,909,000)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,000

Carrying amount of notes at grant date	$—

Amortization of note discount	7,000

Carrying amount of notes at September 30, 2007	$7,000

Fair value of warrant liability (including Advisor Warrants) at issuance	$17,100,000
Loss on fair market value of warrant liability	290,000

Fair value of warrant liability at September 30, 2007	$17,390,000

Fair value of compound embedded derivative at grant date	$16,600,000
Loss on fair market value of embedded derivative liability	200,000

Fair value of compound embedded derivative at September 30, 2007	$16,800,000

As of the issuance date, the Company recorded a loss on issuance of convertible notes of $15.2 million. The amount represents the excess of the fair value of the Warrants issued to note holder and the Compound Embedded Derivative over the principal of the Notes at issuance date.
The value of the Warrants (including the “Advisor Warrants”) was estimated using a binomial valuation model with the following assumptions:

		As of
	At Issuance	September 30, 2007
Implied term (years)	5	4.43
Suboptimal exercise factor	2.5	2.5
Volatility	82%	72%
Dividend yield	0%	0%
Risk free interest rate	4.54%	4.23%
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
The significant assumptions used in estimating stock price paths as of each valuation date are:

	At Issuance	At September 30, 2007
Starting stock price (Closing price on date preceding valuation date)	$1.05 & 1.35	1.28
Annual volatility of stock	81.98%	72.10%
Risk free rate (Based on 3yr T–Bill)	4.48% & 4.51%	3.97%
Additional assumptions were made regarding the probability of occurrence of each exercise scenario, based on stock price ranges (based on the assumption that scenario probability is constant over narrow ranges of stock price). The key scenarios included public offering, bankruptcy and other defaults.
The material terms of the Notes are as follows:
Interest Payments
The Notes bear interest at 6% per annum and are due in 2010. Accrued interest is payable quarterly in arrears on each of January 1, April 1, July 1 and October 1 , beginning on the first such date after issuance, in cash or registered shares of common stock at the option of the Company. If the Company elects to pay any interest due in registered shares of the Company’s common stock : (i) the issuance price will be 90% of the 5-day weighted average price of the common stock ending on the day prior to the interest payment due date, (ii) the common stock shall have traded an average of at least 500,000 shares per day for each of the five trading days prior to the applicable due date, and (iii) a trigger event shall not have occurred.
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
We have accounted for the Registration Rights Agreements related to the Series A Convertible Notes in accordance with FSP EITF 00-19-2 wherein the probability that a contingent obligation to make future payments or otherwise transfer consideration shall be recognized and measured separately in accordance with Statement of Financial Accounting Standards 5 and FASB Interpretation 14.

We recorded an accrued liability of $349,000 for estimated registration delay penalties and $149,000 remained outstanding at September 30, 2007.
The offering of our Series A convertible notes closed on March 7, 2007. According to the Registration Rights Agreement we signed in conjunction with this offering, a registration statement that included the common stock underlying the Series A convertible notes and the warrants issued in connection therewith was to be declared effective by the SEC no later than July 5, 2007. The registration statement we filed has been declared effective in November 2007. However, this delay constitutes a triggering event which allows the holders, at their election, to require redemption of the notes. On December 14 and 17, 2007, we obtained waivers from Series A holders to waive the redemption rights relating to delay in SB-2 effective date.
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
Conversion
1)	At any time or times on or after the issuance date of the Notes, the holder is entitled to convert, at the holder’s sole option, any portion of the outstanding and unpaid conversion amount (principal, accrued and unpaid interest and accrued and unpaid late charges) into fully paid and nonassessable shares of common stock, at the conversion rate (as defined below).

2)	Forced Conversion. Upon thirty (30) days prior written notice to all of the holders, the Company shall have the right to call all, but not less than all, of the Notes for conversion at the conversion price (as defined below) provided that for each of the twenty (20) trading days immediately preceding the forced conversion date:
•	The Company’s common stock has closed at a price equal to or greater than 300% of the then applicable Series A conversion price, as described below ;

•	There is either an effective registration statement providing for the resale of the shares of common stock underlying the Notes or all of the shares of common stock underlying the Notes may be resold pursuant to Rule 144(k) of the Securities Act without restriction; and

•	The common stock has traded an average of 500,000 shares per day.
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
Redemptions
Each of the following events shall constitute a trigger event, permitting the holder the right of redemption :
1)	Series A Only – A failure relating to the registration statement (such as failure to file the registration statement within 45 days after the closing, the failure to have the registration statement declared effective within 150 days after the closing, or the failure to maintain the registration statement during the period which the securities are outstanding) that cannot be cured for a period of ten (10) consecutive days or for more than an aggregate of thirty (30) days in any 365-day period (other than days during an allowable grace period);

2)	The suspension from trading or failure of the common stock to be listed on the principal market or an eligible market for a period of five (5) consecutive trading days or for more than an aggregate of ten (10) trading days in any 365-day period;

3)	The Company’s (A) failure to cure a conversion failure by delivery of the required number of shares of common stock within ten (10) trading days after the applicable conversion date or (B) notice, written or oral, to any holder of the Notes, including by way of public announcement or through any of its agents, at any time, of its intention not to comply with a request for conversion of any Notes into shares of common stock that is tendered in accordance with the provisions of the Notes;

4)	At any time following the tenth (10 th ) consecutive business day that the holder’s authorized share allocation is less than the number of shares of common stock that the holder would be entitled to receive upon a conversion of the full conversion amount of the Notes (without regard to any limitations on conversion);

5)	The Company’s failure to pay to the holder any amount of principal (including, without limitation, any redemption payments), interest, late charges or other amounts when and as due under the Notes or any other transaction document (as defined in the securities purchase agreement) or any other agreement, document, certificate or other instrument delivered in connection with the transactions to which the holder is a party, except, in the case of a failure to pay any interest and late charges when and as due, in which case only if such failure continues for a period of at least five (5) business days;

6)	A) The occurrence of any payment default or other default under any indebtedness of the Company or any of its subsidiaries that results in a redemption of or acceleration prior to maturity of $100,000 or more of such indebtedness in the aggregate, or (B) the occurrence of any material default under any indebtedness of the Company or any of its subsidiaries having an aggregate outstanding balance in excess of $100,000 and such default continues uncured for more than ten (10) business days, other than, in each case (A) or (B) above, or a default with respect to any other notes;

7)	The Company or any of its subsidiaries, pursuant to or within the meaning of Title 11, U.S. Code, or any similar Federal, foreign or state law for the relief of debtors (A) commences a voluntary case, (B) consents to the entry of an order for relief against it in an involuntary case, (C) consents to the appointment of a receiver, trustee, assignee, liquidator or similar official , (D) makes a general assignment for the benefit of its creditors or (E) admits in writing that it is generally unable to pay its debts as they become due;

8)	A court of competent jurisdiction enters an order or decree under any bankruptcy law that (A) is for relief against the Company or any of its subsidiaries in an involuntary case, (B) appoints a custodian of the Company or any of its subsidiaries or (C) orders the liquidation of the Company or any of its subsidiaries;

9)	A final judgment or judgments for the payment of money aggregating in excess of $250,000 are rendered against the Company or any of its subsidiaries and which judgments are not, within sixty (60) days after the entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within sixty (60) days after the expiration of such stay; provided, however, that any judgment which is covered by insurance or an indemnity from a credit worthy party shall not be included in calculating the $250,000 amount set forth above so long as the Company provides the holder with a written statement from such insurer or indemnity provider (which written statement shall be reasonably satisfactory to the holder) to the effect that such judgment is covered by insurance or an indemnity and the Company will receive the proceeds of such insurance or indemnity within thirty (30) days of the issuance of such judgment;

10)	The Company breaches any representation, warranty, covenant or other term or condition of any transaction document, except, in the case of a breach of a covenant which is curable, only if such breach continues for a period of at least ten (10) consecutive business days;

11)	Any breach or failure in any respect to comply with the terms of the Notes; or

12)	Any trigger event that occurs with respect to any other obligations of the Company.
At any time after becoming aware of a trigger event, the holder may require the Company to redeem all or any portion of the Notes at an amount equal to any accrued and unpaid liquidated damages, plus the greater of (A) the conversion amount to be redeemed multiplied by the redemption premium (125% for trigger events described above in subparagraphs 1) to 4) and 9) to 12) above or 100% for other events), or (B) the conversion amount to be redeemed multiplied by the quotient of (i) the closing sale price at the time of the trigger event (or at the time of payment of the redemption price, if greater) divided by (ii) the conversion price , provided, however, (B) shall be applicable only in the event that a trigger event of the type specified above in subparagraphs 1), 2), 3) or 4) has occurred and remains uncured or the conversion shares otherwise could not be received or sold by the holder without any resale restrictions.
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
If the Company issues or sells, or is deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the exercise price in effect immediately prior to such issue or sale or deemed issuance or sale , then immediately after such dilutive issuance, the exercise price then in effect shall be reduced to an amount equal to the new issuance price. Upon each such adjustment of the exercise price, the number of Warrant shares shall be adjusted to the number of shares of common stock determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of Warrant shares acquirable upon exercise of the Warrants immediately prior to such adjustment and dividing the product thereof by the exercise price resulting from such adjustment. In addition, the Company shall reduce the exercise price and increase the number of Warrant shares proportionately in the event of a stock split, stock dividend or recapitalization.
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
NOTE 10 — DISCONTINUED OPERATIONS
In March 2006, Solar Enertech discontinued its development-stage efforts to provide customers with home security assistance services. There were no revenues reported in discontinued operations during the year ended September 30, 2007. A loss of $14,122 was incurred in discontinued operations in 2006, as a result of operating expenses related to home security services as described above.
NOTE 11 — CAPITAL STOCK
Common stock issued for cash
In November 2006, Solar Enertech sold 2,500,000 units at $0.60 per unit, for proceeds of $1,500,000. Each unit consisted of one common share and one common share purchase warrant entitling the holder to acquire an additional common share at an exercise price of $1.00, expiring November 28, 2007. In March 2007, Solar Enertech paid $410,000 to its placement agent as the commission.
Warrants
During the period May 2006 through September 2006, in connection with the sale of the Company’s common stock, the board of directors approved the issuance of warrants to purchase an additional 3,607,000 shares of the Company’s common stock. The warrants were initially exercisable at $1.60, but were re-priced in November 2006 to $1 per share. All of the warrants expire one year from the date of issuance. A total of 3,607,000 warrants have expired leaving no warrant outstanding as of September 30, 2007.
During November 2006, in connection with the sale of the Company’s common stock, the board of directors approved the issuance of a warrant to purchase an additional 2,500,000 shares of the Company’s common stock. The warrant is exercisable at $1 per share and expired as of November 20, 2007.

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
The Warrants (including the Advisor Warrants) are classified as a liability, as required by SFAS No. 150 (as interpreted by FASB Staff Position 150-1 “Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, due to the terms of the warrant agreements which contain cash redemption provisions in the event of a Fundamental Transaction (as defined below), which provide that the Company would repurchase any unexercised portion of the warrants at the date of the occurrence of the Fundamental Transaction for the value as determined by the Black-Scholes Merton valuation model. As a result, the Warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the Warrants are recorded in the account “gain / (loss) on fair market value of warrant liability” in the accompanying consolidated Statements of Operations.
A summary of warrant activity through September 30, 2007 is as follows:

	Number of			Fair Value at	Recognized
	Shares	Exercise Price	Expiration Date	Issuance ($)	As
Outstanding at March 31, 2006	—			—
Granted in connection with common stock purpose	2,825,000	1.00	May-June 2007	916,000	Additional paid in capital
Granted in connection with common stock purpose	782,000	1.00	July-Sept 2007	233,000	Additional paid in capital

Oustanding at September 30, 2006	3,607,000			1,149,000

Granted in connection with common stock purpose	2,500,000	1.00	November 2007	365,000	Additional paid in capital
Granted in connection with convertible note — Series A	7,256,377	1.21	March 2012	3,811,000	Discount to notes payable
Granted in connection with convertible note — Series B	21,578,948	0.90	March 2012	12,319,000	Discount to notes payable
Granted in conneciton with placement service	507,247	0.69	March 2012	306,000	Deferred financing cost
Granted in conneciton with placement service	1,510,528	0.57	March 2012	954,000	Deferred financing cost
Expired warrants	(3,607,000)			(1,149,000)

Outstanding at September 30, 2007	33,353,100			17,755,000

At September 30, 2007, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life

$0.57 - $0.69	2,017,775	$0.60	4.72
$.90 - $1.00	24,078,948	$0.91	4.27
$1.21	7,256,377	$1.21	4.69
Options
Non-Plan Options
Pursuant to an option agreement dated March 1, 2006 between a former officer and director and the President of the Company, the President has the right and option to purchase a total of 36,000,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vest in three equal installments over a period of two years, with the first installment vesting immediately, and the remaining installments vesting at 12 and 24 months after the date of the agreement. During the year ended September 30, 2006, the President exercised 10,750,000 options to purchase 10,750,000 shares and transferred 5,750,000 shares to various employees of Infotech Shanghai. The Company recorded stock compensation charge of $10,695,000 in the fiscal year ended September 30, 2006 for the transfer of shares to the employees.
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
The fair value of the options granted under these agreements was estimated at $26.4 million using the Black-Scholes stock price valuation model with the following assumptions:
•	Volatility of 82.57%

•	Risk-free interest rate of 4.65%

•	Expected lives – 4 years

•	No dividend yield

•	Market value per share of stock on measurement date of $0.70
Summary information regarding these options is as follows:

Options Outstanding
Weighted
	Number				Number	Average	Weighted
	of				Outstanding	Remaining	Average
	Options		Exercise		At September	Contractual	Exercise
	Granted	Expiry	Price	Exercised	30, 2007	Life (year)	Price

Granted to Leo Young, the President,
March 1, 2006	36,000,000	10-Feb-10	$0.0001	10,750,000	25,250,000	2.36	$0.0001

						Options Outstanding
						Weighted
	Number				Number	Average	Weighted
	of				Outstanding	Remaining	Average
	Options		Exercise		At September	Contractual	Exercise
	Granted	Expiry	Price	Exercised	30, 2007	Life (year)	Price

Granted to Frank Fang Xie, a director,
March 1, 2006	1,500,000	10-Feb-10	$0.0001	—	1,500,000	0.14	$0.0001

	37,500,000			10,750,000	26,750,000	2.50	$0.0001

As of September 30, 2007 the option to purchase 13,250,000 shares of the Company’s common stock has vested for Mr. Young. Mr. Xie’s option vested on the grant date in March 2006.
The Black-Scholes model valued the options at $26,406,000 which is amortized over the service period: $14,435,000 in fiscal year 2006, $8,450,000 in fiscal year 2007 and $3,521,000 in fiscal year 2008.
2007 Equity Incentive Plan
In September 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) that allows the Company to grant nonstatutory stock options to employees, consultants and directors. A total of 10,000,000 shares of the Company’s common stock are authorized for issuance under the Plan. The maximum number of shares that may be issued under the Plan will be increased for any options granted that expire, are terminated or repurchased by the Company for an amount not greater than the holder’s purchase price and may also be adjusted subject to action by the stockholders for changes in capital structure. Stock options may have exercise prices of not less than 100% of the fair value of a share of stock at the effective date of the grant of the option. As of September 30, 2007, 2,700,000 shares of common stock remain available for future grants under the Plan.
These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under this Plan is as follows:

			Weighted	Weighted Average
	Shares Available		Average Fair	Exercise Price Per
	for Grant	Number of Shares	Value Per Share	Share

Balance at September 30, 2006	—	—	—	—
Shares reserved	10,000,000	—
Options granted	(7,300,000)	7,300,000	$0.66	$1.20
Options exercised	—	—	—	—
Options cancelled	—	—	—	—

Balance at September 30, 2007	2,700,000	7,300,000	$0.66	$1.20

At September 30, 2007 all 7,300,000 options were outstanding and had a weighted-average remaining contractual life of 9.99 years and an exercise price of $1.20. Of these options, 1,297,500 were vested and exercisable.
The fair values of employee stock options granted during the year ended September 30, 2007 were estimated to be between $0.41 and $0.72 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
•	Volatility of 84%

•	Risk-free interest rates ranging from 4% to 4.13%

•	Expected lives ranging between 1 and 3.5 years

•	No dividend yield

•	Market value per share of stock on measurement date of $1.20
The total valuation at fair value as of the date of grant was $4,663,000.

The fair value of options issued under the Plan to consultants in exchange for past and future services is periodically remeasured and expensed over the vesting period of the options. The options vested immediately upon grant. The Company valued these options using a Black-Scholes valuation model with the following assumptions:
•	Volatility of 84%

•	Risk-free interest rate of 4.63%

•	Expected life equal to the remaining contractual life of ten years

•	No dividend yield

•	Market value per share of stock on measurement date of $1.20 (there was a trading market for the Company’s shares on the grant date)
At September 30, 2007, the fair value of the non-employee options was estimated to be $1.02 per share with a total valuation as of date of grant of $184,000 which was recognized during the current year.
NOTE 12 — RELATED PARTY TRANSACTIONS
On February 9, 2006, the Company obtained a demand note payable of $450,000 from Infotech Essential Inc, a company partially owned by our President and CEO. The note is due on demand and is included in note payable to a related party on the balance sheet. Subsequent to demand for payment, any arrears in payment of the principal amount will bear interest at 10% per annum. We calculated an imputed interest at 10% on the note, totaling $45,000 and $31,000 for the years ended September 30, 2007 and 2006, respectively. Subsequent to September 30, 2007, Infotech Essential Inc. assigned the note payable due from us to Coach Capital LLC. In December 2007, the Company settled all the outstanding note payable due to Coach Capital LLC with the Company’s common stock (see note 15 – Subsequent Events).
In the fiscal year ended September 30, 2006, the Company accrued $4.4 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by our President and CEO. The withholding tax absorbed by the Company was accounted for as additional compensation expense to the employee. During fiscal year 2007, our President and CEO paid $460,000 of tax related to exercise of the stock options. Accordingly, the Company reduced accrued liability and general and administrative expense by $460,000 during the fiscal year 2007. The remaining reserve of $4 million in our accrued liability account at September 30, 2007 represents the Company’s estimate of the tax withholding obligation.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Lease obligations
The Company has an operating lease for a plant, with a term of three years from February 20, 2006 to February 19, 2009 at a monthly payment of $16,913. It is renewable every 3 years with an adjustment in rental fee not to exceed 5% of the total rent of the previous year (3-year period).
We also leased an additional 21,000 square foot of manufacturing facility in August 2007 with monthly rent of $10,000. The lease is expires in August 2010.
The Company also has an operating lease for office space with a term of two years from May 16, 2006 to May 15, 2008 at a monthly payment of $5,195. Effective October 1, 2006, the space was increased and the monthly payment increased to $6,573 for the remainder of the term. The lease can be renewed with an advance notice of three months with possibility of rent adjustment. No termination is allowed in the agreement.

Minimum payments under these leases are as follows:

Fiscal Year Ended September 30,	Amount
2008	$415,000
2009	$189,000
2010	$107,000
2011	$—
2012	$—
After 2012	$—

Total	$711,000

Capital investments
Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar Enertech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollars based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 7.75.

Year	Amount
2007 (Remaining balance)*	$362,000
2008	$723,000
2009	$826,000
2010	$826,000
2011	$981,000

Total	$3,718,000

*	We committed to fund $516,000 to the program in 2007 for program expense and research equipment. As of September 30, 2007, we had only funded $154,000. The Company intended to increase research and development spending in the fiscal year 2008. The delay in payment could lead to Shanghai University requesting the Company to pay the committed amount within a certain time frame. If the Company is still not able to correct the breach within the time frame, Shanghai University could seek compensation up to an additional 15% of the committed amount which would then total a 2007 commitment of approximately $600,000. As of the date of this report, we have not received any request from Shanghai University.
The agreement is for shared investment in research and development on fundamental and applied technology in the fields of semi-conductive photovoltaic theory, materials, cells and modules. The agreement calls for Shanghai University to provide equipment, personnel and facilities for joint laboratories. The Company will provide funding, personnel and facilities for conducting research and testing. Research and development achievements from this joint research and development agreement will be available to both parties. The Company is entitled to intellectual property rights including copyrights and patents obtained as a result of this research.
Expenditures under his agreement will be accounted for as research and development expenditures under Statement of Financial Accounting Standard #2 – ‘Accounting for Research and Development Costs’ and expensed as incurred.

Silicon Supply Contract
In March 2007, we announced the signing of a 10-year silicon supply contract with Jiangsu Photovaltaic Industry Development Co., Ltd. Pursuant to our purchasing agreement with Jiangsu., we agreed to purchase silicon from Jiangsu for ten years. Cost per kilogram will be determined each year. For the fiscal year ended September 30, 2007, we are committed to purchase 40,000 kilos and an additional 60,000 kilograms during our first fiscal quarter of 2008. Pursuant to the terms of the agreement, we are required to prepay Jiangsu $2,500,000 and $5,000,000. The prepayment dates are yet to be negotiated. These deposits will be applied to 30% of the value of each shipment, and we will pay the remaining 70% upon receipt of each shipment. As of the date of this report, we had not yet paid the first $2,500,000 or taken any delivery.
NOTE 14 — FOREIGN OPERATIONS
Solar Enertech identifies its operating segments based on its business activities and geographical locations. Solar Enertech operates within a single operating segment, being the manufacture of solar energy cells.
Solar Enertech operates in the United States and in China. All of the Company’s sales occurred in China and substantially all of the Company’s fixed assets are located in China.
NOTE 15 — SUBSEQUENT EVENTS
On December 20, 2007, the Company entered in a Settlement and Release Agreement (“Release Agreement”) dated as of December 10, 2007 with Coach Capital LLC, a Delaware limited liability company, pursuant to which the Company agreed to issue 1,037,580 shares of common stock to Coach in exchange for full settlement and satisfaction of certain promissory notes of the Company of which the aggregate outstanding principal balance together with all interest accrued through the date of the Release Agreement was equal to $1,245,095.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
No events or disagreements occurred requiring disclosure under Item 304(b) of Regulation S-B. For more information regarding the change in our certifying accountant, reference is made to the Current Report on Form 8-K filed with the SEC on November 12, 2007.
ITEM 8A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of the existence of a material weakness related to inadequate control over accounting and reporting for certain non-routine transactions indicated as follows:
•	The incorrect recording and disclosure of warrant and derivative liabilities related to the convertible note contracts entered in March 2007.

•	The incorrect recording and disclosure of stock options issued for employee services.

•	The incorrect accounting for plant construction in process and debt and related party transactions. These errors were identified by our former independent accountant, Malone & Bailey, PC, in connection with the interim review of the Company’s financial statements for the quarter ended December 31, 2006.

•	The incorrect calculation of withholding tax liability associated with stock options exercised by the President and CEO of the Company.
We restated our consolidated financial statements for the fiscal year ended September 30, 2006 and subsequent quarters ended June 30, 2007, March 31, 2007 and December 31, 2006 in order to properly reflect accounting for warrant and derivative liabilities and stock-based compensation related to employee stock options.
We have taken the following steps to correct this weakness:
•	In June 2007, we hired our Chief Financial Officer, Anthea Chung, a U.S. Certified Public Accountant, to oversee the Company’s financial reporting process.

•	In July 2007, we engaged a third party consultant with the requisite expertise to assist with analysis and accounting for non-routine transactions.

•	In August 2007, in the U.S. office, we added one accountant and established our U.S. finance system. We also started training our existing team members on U.S. accounting and financial reporting standards.

•	In September 2007, we added a financial expert to our board. Mr. Donald Morgan is a seasoned financial executive and he joined the board as an independent director. He and the rest of the board members will assume the responsibilities of an audit committee.

•	In October 2007, we added a financial controller to oversee our Chinese operations.
Internal Control Over Financial Reporting
Except as discussed above, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8A(T). CONTROLS AND PROCEDURES
Reference is made to the disclosures above in Item 8A. Controls and Procedures.
ITEM 8B OTHER INFORMATION
None.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Directors and Executive Officers
The following table sets forth certain information regarding our directors and executive officers. There are no family relationships among our executive officers and directors.

Name	Age	Position
Leo Shi Young	53	Director, President and Chief Executive Officer
Shi Jian Yin	51	Director, Vice-President, Chief Operating Officer
Frank Fang Xie	36	Director
Donald Morgan	62	Director
Kevin Koy	48	Director
Ming Wai Anthea Chung	39	Chief Financial Officer
MR. LEO SHI YOUNG, Director, President & CEO since April 2006
Prior to becoming our President and CEO, Mr. Young was the co-founder, President and CEO of InfoTech Essentials Inc., an energy-saving technology company in China from 2001 to 2006. Mr. Young was a senior member of the California trade delegation to China in 2005, headed by Governor Arnold Schwarzenegger, and currently serves as an organizing committee member of China’s National Renewable Energy Forum. Mr. Young holds an MBA from Fordham University, New York (2005); an MA from the School of the Art Institute of Chicago (1985); and a BA from Tsinghua University of Beijing (1982).
MR. SHI JIAN YIN, Director, Vice President, COO since May 2006
Prior to joining us in May of 2006, Mr. Yin was the founder and General Manager of Shanghai TopSolar Inc. Mr. Yin’s business experience includes management positions at Shanghai Jiaotong University Gofly Group Co., Ltd., Shanghai Fenghuang Co., Ltd., Beijing Green Environment Technology Co., Ltd., as well as a number of senior positions at Shanghai Fenghuang Co., Ltd. Mr. Yin has been awarded two Science and Technology Awards by the Chinese government for his research accomplishments. Mr. Yin earned his MBA (1992) and BA (1988) from Shanghai University of Communications, majoring in Engineering and Material science.

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
DONALD MORGAN, Director since September 2007
Mr. Morgan joined our board in September 2007. Mr. Morgan has served as a senior financial executive for over 30 years. He has worked with U.S. and international companies ranging from small cap to Fortune 500. At Present, Mr. Morgan is a financial consultant employed by OSIsoft, a private software and database company. From 2005 until his retirement in 2006, Mr. Morgan was CFO of RAE Systems Inc. Mr. Morgan worked as consultant for Armanino McKenna, LLP, a public accounting firm from September 2004 until he joined RAE Systems in January 2005. Mr. Morgan was also CFO of Larscom Incorporated (from 1999 to 2004) and Inrange Technologies Corporation (from 1991 to 1997). He began his financial career at Unisys Corporation. Morgan holds a B.S. degree in Business Administration from Northeastern University and an M.S. degree in Finance from the University of Illinois.
KEVIN KOY, Director since September 2007
Mr. Koy joined our board in September 2007. Mr. Koy has over 20 years experience in business management and development. Since 2004, Mr. Koy has been managing Old World Homes, LLC, an innovative construction firm he co-founded. From 2002 to 2004, Mr. Koy was the Director of Corporation Development, Business School, University of Chicago and Director, External Affairs, Chemistry, of Northwestern University. These positions were supported by his entrepreneur background and experience which includes positions as CEO of Northfield Consulting Group; CEO of Dauphin Technologies, Inc., the first hand-held computer company; CEO of VictorMaxx technologies, Inc., a virtual reality computing company, and Market Logic Group Ltd. Mr. Koy holds a BA degree from Grinnell College in Grinnell, Iowa.
ANTHEA CHUNG, Chief Financial Officer, Treasurer and Secretary since June and September 2007
Ms. Chung joined us in June 2007. Since August 2004, Ms. Chung served as Vice President and Corporate Controller of RAE Systems Inc., a publicly traded corporation located in San Jose, California, which is a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks. Prior to August 2004, from December 2001 to August 2004, Ms. Chung worked as Corporate Controller of TLZ Inc. a global distributor of laser measurement tools located in Mountain View, California. Ms. Chung started her career at PricewaterhouseCoopers as an auditor where she spent five years working in the United States and three years working in China. Ms. Chung holds a Bachelor of Science degree in accounting from Indiana University at Bloomington and is a certified public accountant registered in the state of California.
Audit Committee
Presently the Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee.
Although we do not have a separate audit committee, one of our independent directors, Mr. Donald Morgan, is a “financial expert,” as such term is defined by the applicable regulations of the SEC. Mr. Morgan is considered an independent director according to the listing standards of The NASDAQ Stock Market.
Section 16(a) Beneficial Ownership Reporting Compliance
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
Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2007, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

Date of
Insider	Filing	Transaction	Filing Date
Kevin Koy	Form 3	Sept. 24, 2007	NOT FILED
Donald Morgan	Form 4	Sept. 25, 2007	Sept. 28, 2007
Leo Shi Young	Form 4	Oct. 15, 2007	Oct. 19, 2007
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
ITEM 10. EXECUTIVE COMPENSATION.
     The information required by this item, which will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption “Executive Compensation and Other Matters,” is incorporated herein by reference.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item, which will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption “Stock Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this item, which will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions,” is incorporated herein by reference.
ITEM 13. EXHIBITS.

2.1	Plan of Merger.*

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to our Form SB-2 filed on December 2, 2004.

3.2	By-laws, incorporated by reference from Exhibit 3.2 to our Form SB-2 filed on December 2, 2004.

3.3	Article of Merger filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to our Form 8-K filed on April 10, 2006.

3.4	Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on July 6, 2006.*

10.1	Lease Agreement between Solar EnerTech, Ltd. and Shanghai Jin Qiao Technology Park, Ltd. commenced on February 20, 2006, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on May 12, 2006.

10.2	Subscription Agreement between the Company and certain subscribers as named therein, incorporated by reference from Exhibit 8 to our Form SB-2/A filed on March 1, 2005.

10.3	Management Agreement between the Company and Leo Young dated effective March 1, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 10, 2006.

10.4	Agency Agreement between the Company and InfoTech (Shanghai) Solar Technologies Ltd. dated effective April 10, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K/A filed on December 18, 2006.

10.5	Letter Agreement between the Company and Knight Capital Markets, LLC dated February 15, 2007, incorporated by reference from Exhibit 10.4 to our Form SB-2/A filed on April 23, 2007.

10.6	Indemnification Agreement between the Company and Knight Capital Markets, LLC dated February 15, 2007, incorporated by reference from Exhibit 10.4 to our Form SB-2/A filed on April 23, 2007.

10.7	Form of Securities Purchase Agreement between the Company and certain Buyers (as defined therein) dated as of March 7, 2007, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2007.

10.8	Form of Series A Convertible Note dated as of March 7, 2007, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 8, 2007.

10.9	Form of Series B Convertible Note dated as of March 7, 2007, incorporated by reference from Exhibit 10.3 to our Form 8- K filed on March 8, 2007.

10.10	Form of Series A Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.4 to our Form 8-K filed on March 8, 2007.

10.11	Form of Series B Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.5 to our Form 8-K filed on March 8, 2007.

10.12	Form of Registration Rights Agreement dated as of March 7, 2007, incorporated by reference from Exhibit 10.6 to our Form 8-K filed on March 8, 2007.

10.13	Form of Lock-up Agreement with officers and directors of the Company dated as of March 7, 2007, incorporated by reference from Exhibit 10.7 to our Form 8-K filed on March 8, 2007.

10.14	Demand Promissory Note dated May 8, 2006 in the amount of $100,000 in favor of Coach Capital LLC, incorporated by reference from Exhibit 10.13 to our Form SB-2 filed on April 23, 2007.

10.15	Demand Promissory Note dated July 3, 2006 in the amount of $500,000 in favor of Coach Capital LLC, incorporated by reference from Exhibit 10.14 to our Form SB-2 filed on April 23, 2007.

10.16	Demand Promissory Note dated January 24, 2007 in the amount of $100,000 in favor of Coach Capital LLC, incorporated by reference from Exhibit 10.15 to our Form SB-2 filed on April 23, 2007.

10.17	Convertible Debenture dated February 4, 2007 in the amount of $300,000 in favor of Coach Capital LLC, incorporated by reference from Exhibit 10.17 to our Form SB-2 filed on April 23, 2007.

10.18	Joint R&D Laboratory Agreement between Solar EnerTech (Shanghai) Co., Ltd. and Shanghai University dated December 15, 2006, incorporated by reference from Exhibit 10.19 to our Form SB-2 filed on April 23, 2007.

10.19	Business Consultant Agreement between the Company and Boundary Point Investor Relations, Inc. dated May 1, 2006, incorporated by reference from Exhibit 10.21 to our Form SB-2 filed on April 23, 2007.

10.20	Supply-Purchase Contract between Solar EnerTech (Shanghai) Co., Ltd. and Jiangsu Photovaltaic Industry Development Co., Ltd. dated 2007, incorporated by reference from Exhibit 10.22 to our Form SB-2 filed on April 23, 2007.

10.21	Repayment Agreement between the Company and Infotech Essentials, Inc. dated January 1, 2007, incorporated by reference from Exhibit 10.23 to our Form SB-2 filed on April 23, 2007.

10.22	Repayment Agreement between the Company and Infotech Essentials, Inc. dated October 5, 2006, incorporated by reference from Exhibit 10.25 to our Form SB-2 filed on April 23, 2007.

10.23	Settlement and Release Agreement between the Company and Coach Capital LLC dated December 10, 2007.*

10.24	Management Agreement between the Company and Qizhuang Cai dated effective April 6, 2007, incorporated by reference from Exhibit 10.27 to our Form SB-2 filed on April 23, 2007.

10.25	Settlement Agreement between the Company and Knight Capital Markets, LLC dated effective March 9, 2007, incorporated by reference from Exhibit 10.28 to our Form SB-2 filed on April 23, 2007.

10.26	Management Agreement between the Company and Ming-Wai Anthea Chung dated effective June 1, 2007, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 7, 2007.

10.27	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 27, 2007.

10.28	2007 Stock Incentive Plan established effective as of September 24, 2007, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 27, 2007.

10.29	Notice of Grant and Stock Option Agreement (For Participant Resident in the United States of America), incorporated by reference from Exhibit 10.3 to our Form 8-K filed on September 27, 2007.

10.30	Notice of Grant and Stock Option Agreement (For Participant Resident in The Peoples Republic of China), incorporated by reference from Exhibit 10.4 to our Form 8-K filed on September 27, 2007.

16.1	Letter from former principal accountants, Morgan & Company, dated September 11, 2006, incorporated by reference from Exhibit 16.1 to our Form 8-K filed September 12, 2006.

16.2	Letter from former principal accounts, Malone & Bailey, dated November 7, 2007, incorporated by reference from Exhibit 16.1 to our form 8-K filed on November 13, 2007.

31.1	Section 302 Certification – Chief Executive Officer*

31.2	Section 302 Certification – Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.*

*	filed herewith
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item, which will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the heading “Proposal No. 2 — Ratification of Appointment of Independent Auditors,” is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of December, 2007.

SOLAR ENERTECH CORP.
Date: December 28, 2007
	By:	/s/ Leo Shi Young

Leo Shi Young President/CEO

Date: December 28, 2007	By:	/s/ Ming Wai Anthea Chung

Ming Wai Anthea Chung Chief Financial Officer

Date: December 28, 2007	By:	/s/ Shi Jian Yin

Shi Jian Yin General Manager/COO

Date: December 28, 2007
	By:	/s/ Donald Morgan

Donald Morgan Director