Form 10KSB/A
period 2007-09-30
SOLAR ENERTECH CORP
filed 2008-01-28
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
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
Common Stock, $0.001 Par Value
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Net revenues for its most recent fiscal year: $5.6 million
Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of January 23, 2008: $66,029,271
Number of common voting shares outstanding as of January 23, 2008: 105,555,233
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer’s proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-KSB
     Transitional Small Business Disclosure Format (Check one): ☐ Yes ☑ No

Explanatory Note
This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on December 28, 2007 (“Form 10-KSB”) for the purpose of amending Part III of the Registrant’s Form 10-KSB.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Directors and Executive Officers
The following table sets forth certain information regarding our directors and executive officers. There are no family relationships among our executive officers and directors.

Name	Age	Position
Leo Shi Young	53	Director, President and Chief Executive Officer
Shi Jian Yin	51	Director, Vice-President, Chief Operating Officer
Frank Fang Xie	36	Director
Donald Morgan	62	Director
Kevin Koy	48	Director
Anthea Chung	39	Chief Financial Officer, Treasurer and Secretary
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
Although we do not have a separate audit committee, one of our independent directors, Mr. Donald Morgan, is a “financial expert,” as such term is defined by the applicable regulations of the SEC. Mr. Morgan is considered an independent director according to Marketplace Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market.
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
Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2007, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

Insider	Filing	Date of Transaction	Filing Date
Kevin Koy	Form 3	Sept. 24, 2007	NOT FILED
Donald Morgan	Form 4	Sept. 25, 2007	Sept. 28, 2007
Leo Shi Young	Form 4	Oct. 15, 2007	Oct. 19, 2007
Code of Ethics
We have not yet formally adopted a written code of ethics. We have only recently commenced operations. Because we are a small company in which management oversees or has contact with all employees, we believe we are able to communicate our ethical and business expectations effectively on an informal and personal basis without a written code of ethics. As we grow, we expect we will need to develop a written code of ethics for our Company.
ITEM 10. EXECUTIVE COMPENSATION.
The following table and discussion sets forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and to any executive officer whose annual salary and bonus exceeded $100,000 during our last completed fiscal year.
SUMMARY COMPENSATION TABLE

		Salary	Option Awards($)		Other Compensation
Name and principal position	Year	($)	(1)		($)		Total ($)
Leo Shi Young, President and Chief Executive Officer	2007	36,000	8,450,000	(2)	24,000	(3)	8,510,000
	2006	21,000	13,379,000	(2)	4,429,000	(4)	17,829,000
Shi Jian Yin, Chief Operating Officer	2007	32,000					32,000
	2006				6,510,000	(5)	6,510,000
Anthea Chung, Chief Financial Officer, Treasurer and Secretary	2007	43,000	203,000	(6)			246,000
	2006

(1)	Option award values reflect the amortization expense recognized by the Company in accordance with FASB Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”), during fiscal year 2007 for unvested and outstanding stock option grants. The total value to be expensed over the amortization or vesting period for each award was determined using the Black-Scholes option pricing model with assumptions as disclosed in this Form 10-KSB in Item 7 Financial Statements, Note 3. Summary of Significant Accounting Policies under the heading “Stock Based Compensation.”

(2)	Under an agreement dated March 1, 2006, Mr. Young was granted an option to purchase a total of 36 million shares of common stock directly from Jean Blanchard, our former President at a price of $0.0001 per share until February 10, 2010. The amount shown reflect the grant date fair value computed in accordance with FAS 123R.

(3)	The Company provided apartment and paid for utilities for Mr. Young while he was working in the Shanghai office.

(4)	The Company recorded compensation expenses related to the Company’s obligation to withhold tax upon exercise of an option to purchase common stock by Mr. Young. The withholding tax accrued by the Company was accounted for as additional compensation expense to the employee.

(5)	Mr. Yin acquired 3.5 million shares at no cost from Mr. Young in July 2006.

(6)	On September 24, 2007, the Board of Directors approved the issuance of two options to purchase common stock of the Company totaling 3 million shares to Ms. Chung under the terms of the Company’s 2007 Stock Incentive Plan. The exercise price of $1.20 was determined based on the closing price on the third trading day following the Company’s filing of its Form 10-QSB for the quarterly period ending June 30, 2007. Other than a fully vested and exercisable option to purchase 500,000 shares of common stock granted to Ms. Chung, the option to purchase the remaining 2.5 million shares of common stock shall vest and become exercisable over a 4 year period, with the first twenty-five percent of such shares vested and exercisable following the one year anniversary of Ms. Chung’s first date of employment; and the remaining shares become vested and exercisable in equal monthly installments over the following thirty-six months.
Narrative to Summary Compensation Table
     As our business develops, we anticipate that our compensation program will expand to include bonuses for other employees and awards of equity compensation. We believe that a combination of cash and common stock or options will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.
     In setting the compensation for our officers, our board of directors looked primarily at the stage of our business operations and our ability to pay our executives. As our operations develop, we expect that executive compensation will be determined by reviewing the person’s responsibilities, salaries paid to others in businesses comparable to ours, the person’s experience and our ability to replace the individual.
     We entered into a contract dated March 1, 2006 with Mr. Young for management services related to the development of our business. The term of the agreement is two years. The agreement requires us to pay Mr. Young a salary of $3,000 per month. This agreement can be terminated by Mr. Young or by us with 30 days’ notice.
     We also have a verbal agreement with Mr. Yin for management services, which agreement became effective on March 15, 2006. Pursuant to this agreement, Mr. Yin receives 20,000 RMB yuan per month for providing these services to us. When our revenues are equal to our expenses, the monthly compensation will be increased to 40,000 RMB yuan. The agreement has no fixed term.

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2007

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Leo Shi Young	13,250,000 (1)	12,000,000 (1)	0.0001	2/28/2010

Shi Jian Yin	0	0	0	N/A

Anthea Chung	500,000 (2)	0	1.20	9/25/17
	0	2,500,000 (3)	1.20	9/25/17

(1)	On March 1, 2006 Mr. Young obtained an option to purchase 36,000,000 shares of common stock from Ms. Jean Blanchard, our former President. The option vests in equal increments of 12,000,000 shares. The right to purchase 12,000,000 shares vested on the date of grant, the right to purchase 12,000,000 shares vested on March 1, 2007 and the right to purchase 12,000,000 shares will vest on March 1, 2008. Mr. Young exercised a portion of the option and acquired 10,750,000 shares in July 2006. Of this amount, Mr. Young retained 5,000,000 shares and transferred 5,750,000 shares to various employees in July 2006.

(2)	Represents a fully vested option to purchase 500,000 shares under our 2007 Stock Incentive Plan granted effective September 25, 2007.

(3)	Represents an option to purchase 2,500,000 shares under our 2007 Stock Incentive Plan granted effective September 25, 2007, vesting over a 4 year period, with the first twenty-five percent of such shares vested and exercisable following the one year anniversary of Ms. Chung’s first date of employment; and the remaining shares become vested and exercisable in equal monthly installments over the following thirty-six months.

DIRECTOR COMPENSATION

	Option	All Other
	Awards	Compensati	Total
Name	($)	on ($)	($)
Leo Shi Young (1)	0	0	0
Shi Jian Yin (1)	0	0	0
Frank Fang Xie	0	0	0
Donald Morgan (2)	780 (3)	0	780
Kevin Koy (2)	0	0	0

(1)	Please see the Summary Compensation Table above with respect to compensation earned by Messrs Young and Yin as executive officers of the Company.

(2)	Messrs. Morgan and Koy were appointed to our board of directors on September 24, 2007.

(3)	The amount shown reflect the grant date fair value computed in accordance with FAS123R.
Compensation of Directors
     We do not have a plan pursuant to which members of our Board of Directors are compensated and members of the Board of Directors do not receive cash compensation for their services as Board members, although we may adopt such plans in the future. The Company did grant to Messrs. Morgan and Koy options to purchase common stock for services to be performed in fiscal 2008. Separately, the Company does provide reimbursement for reasonable out-of-pocket expenses in attending meetings of the Board of Directors. From time to time we may engage certain members of the Board of Directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION

2007 Stock Incentive Plan
     On September 24, 2007, our Board of Directors approved the adoption of the 2007 Equity Incentive Plan (the “Plan”). The Plan provides for the issuance of a maximum of 10 million shares of common stock in connection with awards under the Plan. Such awards may include stock options, restricted stock purchase rights, restricted stock bonuses and restricted stock unit awards. The Plan may be administered by the Company’s Board of Directors or a committee duly appointed by the Board of Directors and has a term of 10 years. Participation in the Plan is limited to employees, directors and consultants of the Company and its subsidiaries and other affiliates. Options granted under the Plan must have an exercise price per share not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the Plan may not have a term exceeding 10 years. Awards will vest upon conditions established by the Board of Directors or its duly appointed Committee. Subject to the requirements and limitations of section 409A of the Internal Revenue Code of 1986, as amended, in the event of a Change in Control (as defined in the Plan), the Board of Directors may provide for the acceleration of the exercisability or vesting and/settlement of any award, the Board of Directors may provide for a cash-out of awards or the Acquiror (as defined in the Plan) may either assume or continue the Company’s rights and obligations under any awards. The Plan and each of the two standard forms of notice of grant and stock option agreements are filed in conjunction with our Current Report on Form 8-K with the US Securities and Exchange Commission on September 27, 2007.
     On September 25, 2007, options to purchase 7.3 million shares of our common stock to our employees, director and consultants became effective.
Options to Purchase Our Common Stock Granted by Jean Blanchard
     On March 1, 2006 Mr. Young obtained an option to purchase 36,000,000 shares of common stock from Ms. Jean Blanchard, our former President. The exercise price is $0.0001 per share. The option vests in equal increments of 12,000,000 shares. The right to purchase 12,000,000 shares vested on the date of grant, the right to purchase 12,000,000 shares vested on March 1, 2007 and the right to purchase 12,000,000 shares will vest on March 1, 2008. The option expires on February 28, 2010. Mr. Young exercised a portion of the option and acquired 10,750,000 shares in July 2006. Of this amount, Mr. Young retained 5,000,000 shares and transferred 5,750,000 shares to various employees in July 2006. On October 15, 2007, Mr. Young sold an additional 1,465,714 shares.
     On March 1, 2006 Mr. Xie obtained an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.0001 per share from Ms. Jean Blanchard, our former President. This option will expire on February 28, 2010.
     Below is a summary of our Equity Compensation Plan Information as of the end of the fiscal year ending September 30, 2007.

Number of
	securities to		Number of securities
	be issued upon		remaining available for
	exercise	Weighted-average	future issuance under
	of outstanding	exercise	equity compensation
	options,	price of outstanding	plans
	warrants and rights	options,warrants and	(excluding securities
Plan Category	(1)	rights (1)	reflected in column a)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	34,050,000 (2)	$0.26	2,700,000 (3)

(1)	Includes options granted under our 2007 Stock Incentive Plan and options granted by Jean Blanchard.

(2)	As of September 30, 2007, options to purchase 7,300,000 shares of our common stock to our employees, director and consultants have been granted under our 2007 Stock Incentive Plan and 26,750,000 options are outstanding from options granted from Jean Blanchard to Messrs Young and Xie.

(3)	The 2007 Stock Incentive Plan has an authorized number of shares of 10,000,000 and options to purchase 7,300,000 shares of common stock have been granted as of September 30, 2007.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth information as of January 3, 2008, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. On January 3, 2008, we had 78,827,012 shares of common stock outstanding.
     Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the shareholder.
     Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of January 23, 2008 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Number of Shares
Name and Address (1)	Beneficially Owned		Percentage Owned
Leo Shi Young	28,784,286	(2)	27.27%

Shi Jian Yin	3,500,000	(3)	3.32%

Frank Fang Xie	1,500,000	(4)	1.42%

Jean Blanchard	26,750,000	(5)	25.34%

Anthea Chung	500,000	(6)	*

Donald Morgan	50,000	(7)	*

Kevin Koy	25,000	(8)	*

All directors and officers as a group	34,359,286		32.38%

*	Beneficially owns less than 1% of our outstanding common shares and options.

(1)	The address for our officers and directors is 1600 Adams Drive, Menlo Park, California 94025

(2)	On March 1, 2006 Mr. Young obtained an option to purchase 36,000,000 shares of common stock from Ms. Jean Blanchard, our former President. The exercise price is $0.0001 per share. The option vests in equal increments of 12,000,000 shares. The right to purchase 12,000,000 shares vested on the date of grant, the right to purchase 12,000,000 shares vested on March 1,

2007 and the right to purchase 12,000,000 shares will vest on March 1, 2008. The option expires on February 28, 2010. Mr. Young exercised a portion of the option and acquired 10,750,000 shares in July 2006. Of this amount, Mr. Young retained 5,000,000 shares and transferred 5,750,000 shares to various employees in July 2006. On October 15, 2007, Mr. Young sold an additional 1,465,714 shares.

(3)	Mr. Shi Jian Yin has acquired 3,500,000 shares of our common stock at no cost from Mr. Leo Young.

(4)	On March 1, 2006 Mr. Xie obtained an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.0001 per share from Ms. Jean Blanchard, our former President. This option will expire on February 28, 2010 was fully vested on the date of grant.

(5)	The shares of common stock held by Ms. Blanchard are subject to the option rights held by Mr. Leo Shi Young and Mr. Frank Fang Xie as described in footnote 2 and 4, respectively.

(6)	Represents two options granted to Ms. Chung effective September 25, 2007 under the terms of the Company’s 2007 Stock Incentive Plan. See additional discussion under Summary Compensation Table.

(7)	Represents the vested and exercisable of an option granted to Mr. Morgan effective September 25, 2007 under the terms of the Company’s 2007 Stock Incentive Plan.

(8)	Represents the vested and exercisable of an option granted to Mr. Koy effective January 3, 2008 under the terms of the Company’s 2007 Stock Incentive Plan.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
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
DIRECTOR INDEPENDENCE.
     The Board of Directors is presently comprised of Leo Shi Young, Shi Jian Yin, Frank Fang Xie, Donald Morgan and Kevin Koy. Of such directors, Kevin Koy and Donald Morgan are each an “independent director” as such term is defined in Marketplace Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market. The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under Marketplace Rule 4200(a)(15) in the determination of such director’s independence.

ITEM 13. EXHIBITS.
2.1	Plan of Merger, incorporated by reference from Exhibit 2.1 to our Form 10-KSB filed on December 28, 2007.

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to our Form SB-2 filed on December 2, 2004.

3.2	By-laws, incorporated by reference from Exhibit 3.2 to our Form SB-2 filed on December 2, 2004.

3.3	Article of Merger filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to our Form 8-K filed on April 10, 2006.

3.4	Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on July 6, 2006, incorporated by reference from Exhibit 3.4 to our Form 10-KSB filed on December 28, 2007.

10.1	Lease Agreement between Solar EnerTech, Ltd. and Shanghai Jin Qiao Technology Park, Ltd. commenced on February 20, 2006, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on May 12, 2006.

10.2	Subscription Agreement between the Company and certain subscribers as named therein, incorporated by reference from Exhibit 8 to our Form SB-2/A filed on March 1, 2005.

10.3	Management Agreement between the Company and Leo Young dated effective March 1, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 10, 2006.

10.4	Agency Agreement between the Company and InfoTech (Shanghai) Solar Technologies Ltd. dated effective April 10, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K/A filed on December 18, 2006.

10.5	Letter Agreement between the Company and Knight Capital Markets, LLC dated February 15, 2007, incorporated by reference from Exhibit 10.4 to our Form SB-2/A filed on April 23, 2007.

10.6	Indemnification Agreement between the Company and Knight Capital Markets, LLC dated February 15, 2007, incorporated by reference from Exhibit 10.4 to our Form SB-2/A filed on April 23, 2007.

10.7	Form of Securities Purchase Agreement between the Company and certain Buyers (as defined therein) dated as of March 7, 2007, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2007.

10.8	Form of Series A Convertible Note dated as of March 7, 2007, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 8, 2007.

10.9	Form of Series B Convertible Note dated as of March 7, 2007, incorporated by reference from Exhibit 10.3 to our Form 8- K filed on March 8, 2007.

10.10	Form of Series A Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.4 to our Form 8-K filed on March 8, 2007.

10.11	Form of Series B Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.5 to our Form 8-K filed on March 8, 2007.

10.12	Form of Registration Rights Agreement dated as of March 7, 2007, incorporated by reference from Exhibit 10.6 to our Form 8-K filed on March 8, 2007.

10.13	Form of Lock-up Agreement with officers and directors of the Company dated as of March 7, 2007, incorporated by reference from Exhibit 10.7 to our Form 8-K filed on March 8, 2007.

10.14	Joint R&D Laboratory Agreement between Solar EnerTech (Shanghai) Co., Ltd. and Shanghai University dated December 15, 2006, incorporated by reference from Exhibit 10.19 to our Form SB-2 filed on April 23, 2007.

10.15	Business Consultant Agreement between the Company and Boundary Point Investor Relations, Inc. dated May 1, 2006, incorporated by reference from Exhibit 10.21 to our Form SB-2 filed on April 23, 2007.

10.16	Supply-Purchase Contract between Solar EnerTech (Shanghai) Co., Ltd. and Jiangsu Photovaltaic Industry Development Co., Ltd. dated 2007, incorporated by reference from Exhibit 10.22 to our Form SB-2 filed on April 23, 2007.

10.17	Repayment Agreement between the Company and Infotech Essentials, Inc. dated January 1, 2007, incorporated by reference from Exhibit 10.23 to our Form SB-2 filed on April 23, 2007.

10.18	Repayment Agreement between the Company and Infotech Essentials, Inc. dated October 5, 2006, incorporated by reference from Exhibit 10.25 to our Form SB-2 filed on April 23, 2007.

10.19	Settlement and Release Agreement between the Company and Coach Capital LLC dated December 10, 2007, incorporated by reference from Exhibit 31.1 to our Form 10-KSB filed on December 28, 2007.

10.20	Management Agreement between the Company and Qizhuang Cai dated effective April 6, 2007, incorporated by reference from Exhibit 10.27 to our Form SB-2 filed on April 23, 2007.

10.21	Settlement Agreement between the Company and Knight Capital Markets, LLC dated effective March 9, 2007, incorporated by reference from Exhibit 10.28 to our Form SB-2 filed on April 23, 2007.

10.22	Management Agreement between the Company and Anthea Chung dated effective June 1, 2007, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 7, 2007.

10.23	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 27, 2007.

10.24	2007 Stock Incentive Plan established effective as of September 24, 2007, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 27, 2007.

10.25	Notice of Grant and Stock Option Agreement (For Participant Resident in the United States of America), incorporated by reference from Exhibit 10.3 to our Form 8-K filed on September 27, 2007.

10.26	Notice of Grant and Stock Option Agreement (For Participant Resident in The Peoples Republic of China), incorporated by reference from Exhibit 10.4 to our Form 8-K filed on September 27, 2007.

10.27	Form of Securities Purchase Agreement between the Company and certain Buyers (as defined therein) dated as of January 11, 2008, incorporated by reference from Exhibit 10.29 to our Form 8-K filed on January 16, 2008.

10.28	Form of Series C Warrant dated as of January 11, 2008, incorporated by reference from Exhibit 10.30 to our Form 8-K filed on January 16, 2008.

16.1	Letter from former principal accountants, Morgan & Company, dated September 11, 2006, incorporated by reference from Exhibit 16.1 to our Form 8-K filed September 12, 2006.

16.2	Letter from former principal accounts, Malone & Bailey, dated November 7, 2007, incorporated by reference from Exhibit 16.1 to our Form 8-K filed on November 13, 2007.

31.1	Section 302 Certification – Chief Executive Officer.*

31.2	Section 302 Certification – Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.*

* Filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements for the years ended September 30, 2007 and 2006, were as follows:

	Fiscal Year 2007	Fiscal Year 2006
Ernst & Young Hua Ming — current auditor	$275,000	—
Malone & Bailey PC — former auditor	$146,000	$59,000

Total	$421,000	$59,000

Audit Related Fees
We incurred nil fees to auditors for audit related fees during the fiscal year ended September 30, 2007 and 2006.
Tax Fees
We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2007 and 2006, respectively.
All Other Fees
We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal year ended September 30, 2007 and 2006.
Pre-Approval Policies Regarding Audit and Permissible Non-Audit Services
     Our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of January, 2008.

SOLAR ENERTECH CORP.

Date: January 25, 2008	By:	/s/ Leo Shi Young
Leo Shi Young
President/CEO

Date: January 25, 2008	By:	/s/ Anthea Chung
Anthea Chung
Chief Financial Officer

Date: January 25, 2008	By:	/s/ Shi Jian Yin
Shi Jian Yin
General Manager/COO

Date: January 25, 2008	By:	/s/ Donald Morgan
Donald Morgan
Director Director

Exhibit Index
ITEM 13. EXHIBITS.
2.1	Plan of Merger, incorporated by reference from Exhibit 2.1 to our Form 10-KSB filed on December 28, 2007.

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.1 to our Form SB-2 filed on December 2, 2004.

3.2	By-laws, incorporated by reference from Exhibit 3.2 to our Form SB-2 filed on December 2, 2004.

3.3	Article of Merger filed with the Secretary of State of Nevada, incorporated by reference from Exhibit 3.1 to our Form 8-K filed on April 10, 2006.

3.4	Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on July 6, 2006, incorporated by reference from Exhibit 3.4 to our Form 10-KSB filed on December 28, 2007.

10.1	Lease Agreement between Solar EnerTech, Ltd. and Shanghai Jin Qiao Technology Park, Ltd. commenced on February 20, 2006, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on May 12, 2006.

10.2	Subscription Agreement between the Company and certain subscribers as named therein, incorporated by reference from Exhibit 8 to our Form SB-2/A filed on March 1, 2005.

10.3	Management Agreement between the Company and Leo Young dated effective March 1, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 10, 2006.

10.4	Agency Agreement between the Company and InfoTech (Shanghai) Solar Technologies Ltd. dated effective April 10, 2006, incorporated by reference from Exhibit 10.1 to our Form 8-K/A filed on December 18, 2006.

10.5	Letter Agreement between the Company and Knight Capital Markets, LLC dated February 15, 2007, incorporated by reference from Exhibit 10.4 to our Form SB-2/A filed on April 23, 2007.

10.6	Indemnification Agreement between the Company and Knight Capital Markets, LLC dated February 15, 2007, incorporated by reference from Exhibit 10.4 to our Form SB-2/A filed on April 23, 2007.

10.7	Form of Securities Purchase Agreement between the Company and certain Buyers (as defined therein) dated as of March 7, 2007, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2007.

10.8	Form of Series A Convertible Note dated as of March 7, 2007, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 8, 2007.

10.9	Form of Series B Convertible Note dated as of March 7, 2007, incorporated by reference from Exhibit 10.3 to our Form 8- K filed on March 8, 2007.

10.10	Form of Series A Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.4 to our Form 8-K filed on March 8, 2007.

10.11	Form of Series B Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.5 to our Form 8-K filed on March 8, 2007.

10.12	Form of Registration Rights Agreement dated as of March 7, 2007, incorporated by reference from Exhibit 10.6 to our Form 8-K filed on March 8, 2007.

10.13	Form of Lock-up Agreement with officers and directors of the Company dated as of March 7, 2007, incorporated by reference from Exhibit 10.7 to our Form 8-K filed on March 8, 2007.

10.14	Joint R&D Laboratory Agreement between Solar EnerTech (Shanghai) Co., Ltd. and Shanghai University dated December 15, 2006, incorporated by reference from Exhibit 10.19 to our Form SB-2 filed on April 23, 2007.

10.15	Business Consultant Agreement between the Company and Boundary Point Investor Relations, Inc. dated May 1, 2006, incorporated by reference from Exhibit 10.21 to our Form SB-2 filed on April 23, 2007.

10.16	Supply-Purchase Contract between Solar EnerTech (Shanghai) Co., Ltd. and Jiangsu Photovaltaic Industry Development Co., Ltd. dated 2007, incorporated by reference from Exhibit 10.22 to our Form SB-2 filed on April 23, 2007.

10.17	Repayment Agreement between the Company and Infotech Essentials, Inc. dated January 1, 2007, incorporated by reference from Exhibit 10.23 to our Form SB-2 filed on April 23, 2007.

10.18	Repayment Agreement between the Company and Infotech Essentials, Inc. dated October 5, 2006, incorporated by reference from Exhibit 10.25 to our Form SB-2 filed on April 23, 2007.

10.19	Settlement and Release Agreement between the Company and Coach Capital LLC dated December 10, 2007, incorporated by reference from Exhibit 31.1 to our Form 10-KSB filed on December 28, 2007.

10.20	Management Agreement between the Company and Qizhuang Cai dated effective April 6, 2007, incorporated by reference from Exhibit 10.27 to our Form SB-2 filed on April 23, 2007.

10.21	Settlement Agreement between the Company and Knight Capital Markets, LLC dated effective March 9, 2007, incorporated by reference from Exhibit 10.28 to our Form SB-2 filed on April 23, 2007.

10.22	Management Agreement between the Company and Anthea Chung dated effective June 1, 2007, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 7, 2007.

10.23	Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 27, 2007.

10.24	2007 Stock Incentive Plan established effective as of September 24, 2007, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on September 27, 2007.

10.25	Notice of Grant and Stock Option Agreement (For Participant Resident in the United States of America), incorporated by reference from Exhibit 10.3 to our Form 8-K filed on September 27, 2007.

10.26	Notice of Grant and Stock Option Agreement (For Participant Resident in The Peoples Republic of China), incorporated by reference from Exhibit 10.4 to our Form 8-K filed on September 27, 2007.

10.27	Form of Securities Purchase Agreement between the Company and certain Buyers (as defined therein) dated as of January 11, 2008, incorporated by reference from Exhibit 10.29 to our Form 8-K filed on January 16, 2008.

10.28	Form of Series C Warrant dated as of January 11, 2008, incorporated by reference from Exhibit 10.30 to our Form 8-K filed on January 16, 2008.

16.1	Letter from former principal accountants, Morgan & Company, dated September 11, 2006, incorporated by reference from Exhibit 16.1 to our Form 8-K filed September 12, 2006.

16.2	Letter from former principal accounts, Malone & Bailey, dated November 7, 2007, incorporated by reference from Exhibit 16.1 to our Form 8-K filed on November 13, 2007.

31.1	Section 302 Certification – Chief Executive Officer.*

31.2	Section 302 Certification – Chief Financial Officer.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.*

*	Filed herewith.