Form 10-Q
period 2007-12-31
SOLAR ENERTECH CORP
filed 2008-02-07
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares outstanding of registrant’s class of common stock as of February 4, 2008: 105,700,161

PART I

ITEM 1. FINANCIAL STATEMENTS

Solar Enertech Corp.
Consolidated Balance Sheets
(Unaudited)

	December 31, 2007	September 30, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$1,904,000	$3,908,000
Accounts receivable	1,813,000	913,000
Advance payments and others	5,031,000	6,500,000
Inventory	4,750,000	5,708,000
Tax and other receivable	596,000	590,000
Total Current Assets	14,094,000	17,619,000
Fixed assets, net of accumulated depreciation	4,727,000	3,215,000
Deferred financing costs, net of accumulated amortization	2,401,000	2,540,000
Deposits	1,591,000	1,741,000
Total Assets	$22,813,000	$25,115,000

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:
Accounts payable	$3,908,000	$2,891,000
Customer advance payment	166,000	1,603,000
Accrued interest expense	330,000	615,000
Accrued expenses	700,000	507,000
Accounts payable and accrued liabilities, related parties	3,969,000	3,969,000
Demand note payable to a related party	-	450,000
Demand notes payable	-	700,000
Derivative liabilities	15,000,000	16,800,000
Warrant liabilities	17,275,000	17,390,000
Total Current Liabilities	41,348,000	44,925,000
Convertible notes, net of discount	15,000	7,000
Total Liabilities	41,363,000	44,932,000

Commitments and contingencies (Note 10)

STOCKHOLDER'S DEFICIT:
Common stock - 200,000,000 Shares authorized at $0.001 par value 81,237,051 and 78,827,012 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	81,000	79,000
Additional paid in capital	43,890,000	39,192,000
Other comprehensive gain	1,061,000	592,000
Accumulated deficit	(63,582,000)	(59,680,000)
Total Stockholders' Deficit	(18,550,000)	(19,817,000)

Total Liabilities and Stockholders' Deficit	$22,813,000	$25,115,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended December 31,
	2007	2006

Net sales	$4,839,000	$-
Cost of sales	(5,305,000)	-
Gross loss	(466,000)	-

Operating expenses:
Selling, general & administrative	3,885,000	2,509,000
Research & development	97,000	102,000
Loss on debt extinguishment	362,000	-
Total Operating Expenses	4,344,000	2,611,000

Operating Loss	(4,810,000)	(2,611,000)

Other income (expenses):
Interest income	10,000	6,000
Interest expense	(278,000)	-
Gain on change in fair market value of compound embedded derivative	1,099,000	-
Gain on change in fair market value of warrant liability	115,000	-
Other expense	(38,000)	-
Net loss	$(3,902,000)	$(2,605,000)

Net Loss per Share: Basic & Diluted	$(0.05)	$(0.03)

Number of weighted average common shares outstanding: Basic & Diluted	79,168,174	77,176,571

The accompanying notes are an integral part of these consolidated financial statements.

Solar Enertech Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended December 31,
	2007	2006

Cash Flows from Operating Activities:
Net Loss	$(3,902,000)	$(2,605,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	-	3,000
Stock based compensation	2,446,000	2,103,000
Loss on debt extinguishment	362,000	-
Amotization of note discount and deferred financing cost	9,000	-
Gain on change in fair market value of compound embedded derivative	(1,099,000)	-
Gain on change in fair market value of warrant liability	(115,000)	-
Changes in:		-
Accounts receivable	(900,000)	-
Advance payments and others	1,469,000	4,000
Due from related party	-	(44,000)
Inventory	958,000	(389,000)
Tax and other receivable	(6,000)	-
Accounts payable and accrued liabilities	1,104,000	380,000
Customer advance payment	(1,437,000)	-
Accounts payable and accrued liabilities, related parties	-	(58,000)
Cash used in operating activities	(1,111,000)	(606,000)

Cash flows from investing Activities:
Acquisition of fixed assets	(1,362,000)	(1,231,000)
Cash used in investing actives	(1,362,000)	(1,231,000)

Cash flows from Financing Activities:
Proceeds from issuance of common stock, net of offering cost	-	1,500,000
Cash provided by financing activities	-	1,500,000

Effect of exchange rate on cash and cash equivalents	469,000	15,000
Net decrease in cash and cash equivalents	(2,004,000)	(322,000)
Cash and cash equivalents, beginning of period	3,908,000	2,799,000
Cash and cash equivalents, end of period	$1,904,000	$2,477,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.

Notes to Consolidated Financial Statements
December 31, 2007 (Unaudited)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Solar Enertech Corp. (formerly Safer Residence Corporation) was incorporated in Nevada, United States of America, on July 7, 2004. To facilitate a change in focus from providing customers with home security assistance services to the solar energy industry on March 27, 2006, Safer Residence Corp. merged with and into Solar Enertech Corp., and on April 7, 2006, changed its name to Solar Enertech Corp. (the “Company”).

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

The Company was in the development stage through March 31, 2007. The quarter ended June 30, 2007 is the first quarter during which the Company was considered an operating company and no longer in the development stage.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting

These consolidated financial statements have been prepared in United States dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar Enertech and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Solar Enertech (Shanghai) Co., Ltd. (formerly known as Infotech (Shanghai) Solar Technologies Ltd) (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at December 31, 2007 and as a result, no minority interest balance is reflected in these financial statements.

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

All of the Company’s business activities conducted in China are carried out by Infotech. As of December 31, 2007 and September 30, 2007 total assets held by Infotech as agent for Solar Enertech amounted to $20.6 million and $21.6 million and total advances and reimbursements made to date from the Company to Infotech totaled $25.4 million and $26.2 million which effectively represent intercompany receivables to the Company from Infotech Shanghai which are eliminated during consolidation. Infotech’s principal undertaking during this period was to construct manufacturing facilities for Solar. Infotech’s operating expenses on behalf of Solar for the quarters ended December 31, 2007 and 2006 totaled $856,000 and $311,000, respectively. Infotech’s only debt consisted of advances received from the Company.

Inventory

Inventories are stated at lower of cost or market (estimated net realizable value) using the first-in, first-out (FIFO) method. Inventory write-downs are considered to permanently establish a new cost basis for inventory and are not subsequently reversed to income even if circumstances later suggest that increased carrying amounts are recoverable, except when the associated inventory is disposed of or sold.

We determine market value of our raw materials inventory on-hand and raw materials inventory purchase commitments (both of which are comprised principally of silicon wafers) based upon current spot market prices for silicon as quoted by our vendors for our most recent purchases. We determine our obsolete or excess inventories based upon our rolling sales forecast for a forward-looking period of 12 months. To the extent that such quantities are in excess of the forecast amount or for which we could not liquidate the inventory in some other fashion (for example the resale of our silicon wafer inventory, which is a commodity product for which an active resale market exists) we would record a write-down to what we estimate the net realizable value of that inventory would be. At the same time we consider our expected forecast margins relative to the current costs of our inventory and assess whether lower-of-cost or market adjustments are needed against some or all of our inventories.

Income taxes

The Company files federal and state income tax returns in the United States for its United States operations, and files separate foreign tax returns for its foreign subsidiary in the jurisdictions in which this entity operates. The Company accounts for income taxes under SFAS (“SFAS”) No. 109, Accounting for Income Taxes.

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

Unrecognized Tax Benefits

Effective on October 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority based solely on the technical merits of the associated tax position.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company also elected the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalties recognized in accordance with Paragraph 16 of FIN48 are classified as part of its income taxes. The Company classifies the liability for unrecognized tax benefits as current to the extent that it anticipates payment (or receipt) of cash within one year, otherwise, the liability will be classified as non-current. Additionally, FIN 48 provides guidance on de-recognition, accounting in interim periods, disclosure and transition.  See Note 6 to the Condensed Consolidated Financial Statements for additional information.

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

The method used to estimate the value of the compound embedded derivatives (“CED”) as of each valuation date was a Monte Carlo simulation. Under this method the various features, restrictions, obligations and options related to each component of the CED were analyzed and spreadsheet models of the net expected proceeds resulting from exercise of the CED (or non-exercise) were created. Each model is expressed in terms of the expected timing of the event and the expected stock price as of that expected timing.

Because the potential timing and stock price may vary over a range of possible values, a Monte Carlo simulation was built based on the possible stock price paths (i.e., daily expected stock price over a forecast period). Under this approach an individual potential stock price path is simulated based on the initial stock price at the measurement date, the expected volatility and risk free rate over the forecast period. Each path is compared against the logic described above for potential exercise events and the present value (or non-exercise which result in $0 value) recorded. This is repeated over a significant number of trials, or individual stock price paths, in order to generate an expected or mean value for the present value of the CED.

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

Expected Term —The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding;

Expected Volatility— The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. Due to the limited trading history, we also considered volatility data of guidance companies;

Expected Dividend —The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future;

Risk-Free Interest Rate— The Company bases the risk-free interest rate on the implied yield currently available on UNITED STATES Treasury zero-coupon issues with an equivalent remaining term; and

Estimated Forfeitures— When estimating forfeitures, the Company uses the average historical option forfeitures over a period of four years.

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

For the quarter ended December 31, 2007, over 40% of the Company’s revenue came from reselling of polysilicon or wafer raw materials. On a transaction by transaction basis, we determine if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. We consider the following factors when we determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. All transactions incurred in fiscal year 2007 were recorded on a gross basis.

Segment Information

Solar Enertech identifies its operating segments based on its business activities and geographical locations. Solar Enertech operates within a single operating segment, being the manufacture of solar energy cells and modules. Solar Enertech operates in the United States and in China. All of the Company’s sales occurred in China and substantially all of the Company’s fixed assets are located in China.

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

NOTE 3 — INVENTORY

At December 31, 2007 and September 30, 2007, inventory consists of:

	December 31, 2007	September 30, 2007
Raw materials	$1,669,000	$2,724,000
Work in process	323,000	839,000
Finished goods	2,758,000	2,145,000
Total inventory	$4,750,000	$5,708,000

NOTE 4 — ADVANCE PAYMENTS AND OTHERS

At December 31, 2007 and September 30, 2007, advance payments and others consist of:

	December 31, 2007	September 30, 2007
Prepayment for raw materials	$4,950,000	$6,500,000
Others	81,000	-
Total advance payments and others	$5,031,000	$6,500,000

NOTE 5— FIXED ASSETS

At December 31, 2007 and September 30, 2007, fixed assets consists of:

	December 31, 2007	September 30, 2007
Construction in progress	$1,707,000	$-
Leasehold improvement	1,706,000	1,615,000
Production equipment	916,000	1,065,000
Machinery	582,000	455,000
Automobiles	332,000	333,000
Office equipment	132,000	88,000
Furniture	51,000	38,000
Total Fixed Assets	5,426,000	3,594,000
Less: Accumulated depreciation	(699,000)	(379,000)
Net Fixed Assets	$4,727,000	$3,215,000

NOTE 6 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the quarters ended December 31, 2007 and 2006 except for certain minimum state taxes.

A reconciliation of the statutory federal rate and the Company’s effective tax rate for the quarters ended December 31, 2007 and 2006 is as follows:

	Quarter Ended December 31, 2007	Quarter Ended December 31, 2006
Provision at statutory rate	34%	34%
Difference between statutory rate and foreign effective rate	(12%)	(2%)
Change in valuation allowance	(11%)	(2%)
Non-deductible expenses	(12%)	(30%)
Others	1%	0%
Provision for income taxes	0%	0%

As of December 31, 2007, due to the history of losses the Company has generated in the past, the Company believes that it is more-likely-than-not that the deferred tax assets cannot be realized before the respective utilization expiration dates. Therefore, we have a full valuation allowance on our deferred tax assets. Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company also has net operating losses in its foreign jurisdiction and that loss can be carried over 5 years from the year the loss was incurred.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company has adopted the provisions of FIN 48 on October 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits and no retained earnings adjustment as of October 1, 2007. We have adopted the accounting policy that interest recognized in accordance with Paragraph 15 of FIN48 and penalty recognized in accordance with Paragraph 16 of FIN48 are classified as part of our income taxes.

The Company is subject to taxation in the United States and China. There are no ongoing examinations by taxing authorities at this time. The Company’s various tax years starting 2004 to 2007 are remain open in various taxing jurisdictions.

NOTE 7— CONVERTIBLE NOTES

On March 7, 2007, Solar Enertech entered into a securities purchase agreement to issue $17,300,000 of secured convertible notes (“the Notes”) and detachable stock purchase warrants (“the Warrants”). Accordingly, during the quarter ended March 31, 2007, Solar Enertech sold units consisting of:

•	$5,000,000 in principal amount of Series A Convertible Notes and warrants to purchase 7,246,377 shares (exercise price of $1.21 per share) of its common stock;

•	$3,300,000 in principal amount of Series B Convertible Notes and warrants to purchase 5,789,474 shares (exercise price of $0.90 per share) of its common stock; and

•	$9,000,000 in principal amount of Series B Convertible Notes and warrants to purchase 15,789,474 shares (exercise price of $0.90 per share) of its common stock.

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

The following table summarizes the valuation of the Notes, the Warrants (including the Advisor Warrants), and the Compound Embedded Derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding Advisor Warrants)	(15,909,000)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,000
Carrying amount of notes at grant date	$-

Amortization of note discount	$7,000
Carrying amount of notes at September 30, 2007	7,000
Amortization of note discount	8,000
Carrying amount of notes at December 31, 2007	$15,000

Fair value of warrant liability (including Advisor Warrants) at issuance	$17,100,000
Loss on fair market value of warrant liability	290,000
Fair value of warrant liability at September 30, 2007	17,390,000
Gain on fair market value of warrant liability	(115,000)
Fair value of warrant liability at December 31, 2007	$17,275,000

Fair value of compound embedded derivative at grant date	$16,600,000
Loss on fair market value of embedded derivtive liability	200,000
Fair value of compound embedded derivative at September 30, 2007	16,800,000
Gain on fair market value of embedded derivtive liability	(1,099,000)
Conversion of Series A Notes	(701,000)
Fair value of compound embedded derivative at December 31, 2007	$15,000,000

As of the issuance date, the Company recorded a loss on issuance of convertible notes of $15.2 million. The amount represents the excess of the fair value of the Warrants issued to note holder and the Compound Embedded Derivative over the principal of the Notes at issuance date.

The value of the Warrants (including the “Advisor Warrants”) was estimated using a binomial valuation model with the following assumptions:

	December 31, 2007	September 30, 2007
Implied term (years)	4.18	4.43
Suboptimal exercise factor	2.5	2.5
Volatility	84%	72%
Dividend yield	0%	0%
Risk free interest rate	3.45%	4.23%

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

Because the potential timing and stock price may vary over a range of possible values, a Monte Carlo simulation was built based on the possible stock price paths (i.e., daily expected stock price over a forecast period). Under this approach an individual potential stock price path is simulated based on the initial stock price at the measurement date, the expected volatility and risk free rate over the forecast period. Each path is compared against the logic describe above for potential exercise events and the present value (or non-exercise which result in $0 value) recorded. This is repeated over a significant number of trials, or individual stock price paths, in order to generate an expected or mean value for the present value of the CED.

The significant assumptions used in estimating stock price paths as of each valuation date are:

	December 31, 2007	September 30, 2007
Starting stock price (Closing price on date preceding valuation date)	1.24	1.28
Annual volatility of stock	83.90%	72.10%
Risk free rate (Based on 3yr T-Bill)	3.05%	3.97%

Additional assumptions were made regarding the probability of occurrence of each exercise scenario, based on stock price ranges (based on the assumption that scenario probability is constant over narrow ranges of stock price). The key scenarios included public offering, bankruptcy and other defaults.

During the quarter ended December 31, 2007, $947,000 of Series A convertible note was converted into our common shares. We recorded a loss on debt extinguishment of $736,000 as a result of the conversion based on the quoted market closing price of our common share on the conversion dates.

The loss on debt extinguishment is computed at the conversion dates as follow:

Fair value of the common shares	$1,299,000
Unamortized deferred financing costs associated with the converted notes	139,000
Fair value of the CED liability associated with the converted notes	(701,000)
Accreted amount of the notes discount	(1,000)
Loss on debt extinguishment	$736,000

The $736,000 loss on debt extinguishment is offset by a gain on debt extinguishment in the amount of $374,000 (see Note 8 below).  The net amount of $362,000 loss on debt extinguishment is included in the Consolidated Statements of Operations.

NOTE 8 — EQUITY TRANSACTIONS

Common stock issued for repayment of loans

During the quarter ended December 31, 2007, the Company was informed by Thimble Capital that it had assigned the note payable of $100,000 due from us to Coach Capital LLC. The Company was also informed by Infotech Essentials Ltd. that it had assigned the note payable of $450,000 due from us to Coach Capital LLC.

On December 20, 2007, we entered into a settlement agreement with Coach Capital LLC. to settle all outstanding notes payable in the amount of $1.2 million and related interest exchange for the issuance of the Company’s common stock. The share price stated in the settlement agreement was $1.20 per share. The Company’s shares of common stock were valued at $0.84 per share, the closing price, on December 20, 2007. As a result, the Company recorded a gain on extinguishment of debt of $374,000.

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

A summary of warrant activity through December 31, 2007 is as follows:

	Number of			Fair Value at	Recognized
	Shares	Exercise Price	Expiration Date	Issuance ($)	As
Granted in connection with common stock purchase	2,500,000	1.00	November 2007	365,000	Additional paid in capital
Granted in connection with convertible notes — Series A	7,246,377	1.21	March 2012	3,811,000	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	March 2012	12,319,000	Discount to notes payable
Granted in connection with placement service	507,247	0.69	March 2012	306,000	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	March 2012	954,000	Deferred financing cost
Outstanding at September 30, 2007 and December 31, 2007	33,343,100			17,755,000

At December 31, 2007, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.57-$0.69	2,017,775	$0.60	4.21
$ .90-$1.00	24,078,948	$0.91	4.21
$ 1.21	7,246,377	$1.21	4.19

Options

Non-Plan Options

Pursuant to an option agreement dated March 1, 2006 between Jean Blanchard, a former officer and director, and the President of the Company, the President has the right and option to purchase a total of 36,000,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vest in three equal installments over a period of two years, with the first installment vesting immediately, and the remaining installments vesting at 12 and 24 months after the date of the agreement. During the year ended September 30, 2006, the President exercised 10,750,000 options to purchase 10,750,000 shares and transferred 5,750,000 shares to various employees of Infotech Shanghai. The Company recorded stock compensation charge of $10,695,000 in the fiscal year ended September 30, 2006 for the transfer of shares to the employees.

Pursuant to an option agreement dated March 1, 2006 between Jean Blanchard, a former officer and director of the Company, and Frankie Xie, a current director of the Company, Mr. Xie has the right and option to purchase a total of 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vested immediately.

The fair value of the options granted under these agreements was estimated at $26.4 million using the Black-Scholes stock price valuation model with the following assumptions:

•	Volatility of 82.57%;

•	Risk-free interest rate of 4.65%;

•	Expected lives - 4 years;

•	No dividend yield; and

•	Market value per share of stock on measurement date of $0.70.

Summary information regarding these options is as follows:

						Options Outstanding
						Weighted
	Number				Number	Average	Weighted
	of				Outstanding	Remaining	Average
	Options		Exercise		At September	Contractual	Exercise
	Granted	Expiry	Price	Exercised	30, 2007	Life (year)	Price
Granted to Leo Young, the President,March 1, 2006	36,000,000	February 10, 2010	$0.0001	10,750,000	25,250,000	2.36	$0.0001
Granted to Frank Fang Xie, a director, March 1, 2006	1,500,000	February 10, 2010	$0.0001	0	1,500,000	0.14	$0.0001
	37,500,000			10,750,000	26,750,000	2.50	$0.0001

As of December 31, 2007 the option to purchase 14,750,000 shares of the Company’s common stock has vested for Mr. Young. Mr. Xie’s option vested on the grant date in March 2006.

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

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under this Plan is as follows:

	Shares Available For Grant	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2006	—	—	—	—
Shares reserved	10,000,000	—	—	—
Options granted	(7,300,000)	7,300,000	$0.66	$1.20
Balance at September 30, 2007	2,700,000	7,300,000	$0.66	$1.20
Options cancelled	200,000	(200,000)	$0.66	$1.20
Options granted	(220,000)	220,000	$0.77	$1.65
Balance at December 31, 2007	2,680,000	7,320,000	$0.66	$1.21

At December 31, 2007 and September 30, 2007, 7,320,000 and 7,300,000 options were outstanding and had a weighted-average remaining contractual life of 9.99 years and an exercise price of $1.21 and $1.20, respectively. Of these options, 900,000 and 876,000 were vested and exercisable on December 31, 2007 and September 30, 2007, respectively.

The fair values of employee stock options granted were estimated to be between $0.41 and $0.72 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility of 84%

•	Risk-free interest rates ranging from 4% to 4.13%

•	Expected lives ranging between 1 and 3.5 years

•	No dividend yield

•	Market value per share of stock on measurement date of $1.20 and $1.65.

NOTE 9 — OTHER COMPREHENSIVE INCOME

     The components of comprehensive income (loss) were as follows:

	Quarter Ended
	December 31,
	2007	2006
Net income (loss)	$(3,902,000)	$(2,605,000)
Other comprehensive income:
Change in foreign currency translation	469,000	-
Comprehensive income (loss)	$(3,433,000)	$(2,605,000)

     The Company’s accumulated other comprehensive income consists of the following:

	December 31,	September 30,
	2007	2007
Foreign currency translation adjustments	$1,061,000	$592,000

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Capital investments

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar Enertech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in US dollar based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 7.4.

Year	Amount
2008 (Remaining balance)*	$1,059,000
2009	865,000
2010	865,000
2011	1,027,000
Total	$3,816,000

*
Included approximately $362,000 of 2007 commitment. We committed to fund $516,000 to the program in 2007 for program expense and research equipment. As of September 30, 2007, we had only funded $154,000. The Company intended to increase research and development spending in the fiscal year 2008. The payment to Shanghai University will be used to fund program expenses and equipment purchase. The delay in payment could lead to Shanghai University requesting the Company to pay the committed amount within a certain time frame. If the Company is still not able to correct the breach within the time frame, Shanghai University could seek compensation up to an additional 15% of the committed amount which would then total a 2007 commitment of approximately $600,000. As of the date of this report, we have not received any request from Shanghai University.

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

Expenditures under his agreement will be accounted for as research and development expenditures under Statement of Financial Accounting Standard #2 - ‘Accounting for Research and Development Costs’ and expensed as incurred.

NOTE 11 — RELATED PARTY TRANSACTIONS

At December 31, 2007, accounts payable, accrued liability, related party, of $4 million primarily representing compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by our President and CEO of the transaction incurred in the fiscal year 2006. The amount represents the Company’s estimate of the tax withholding obligation.

NOTE 12 - SUBSEQUENT EVENTS

On January 11, 2008, the Company sold 24,318,181 shares of its common stock and 24,318,181 Series C Warrants to purchase shares of Common Stock for an aggregate purchase price of $21.4 million in a private placement offering to accredited investors. The exercise price of the Warrants is $1.00 per share. The Warrants are exercisable for a period of 5 years from the date of issuance of the Warrants. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes.
For their services in connection with this closing, the placement agent and the selected dealer, Knight Capital Markets, LLC and Ardour Capital Investments, received an aggregate of a 6.0% cash commission, a 1.0% advisory fee and warrants to purchase 1,215,909 shares of Common Stock, exercisable at $0.88 per share. Neither the shares of Common Stock nor the shares of Common Stock underlying the Warrants sold in this Offering were granted registration rights.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to the “Company,” “we,” “our,” and “us” refer to Solar Enertech Corp. and its subsidiaries (“Solar Enertech”).

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to our current expectations and views of future events. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the heading “Risks Related to Our Business,” “Risks Related to an Investment in Our Securities” and under the heading “Risks Related To an Investment in Our Securities” in our Form 10-KSB filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2007 as well as other relevant risks detailed in our filings with the SEC which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-Q should be read in light of such risks and in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Overview

We were incorporated under the laws of the state of Nevada on July 7, 2004 and engaged in a variety of businesses, including home security assistance, until March 2006, when we began our current operations. We manufacture and sell photovoltaic (commonly known as “PV”) cells and modules. PV modules consist of solar cells that produce electricity from the sun’s rays. Our manufacturing operations are based in Shanghai, China, where we established a 42,000 square-meter manufacturing facility. We also plan to expand our marketing, purchasing and distribution office in Menlo Park, California. While we expect to sell most of our products in Europe, the United States and China, our goal is to become a worldwide supplier of PV cells.

As of December 31, 2006, construction of our manufacturing facility was completed and we began production of solar cells and modules which are sold under the brand name “SolarE”, we entered into a joint venture with Shanghai University to operate a research facility to study various aspects of PV technology.

Our joint venture with Shanghai University is for shared investment in research and development on fundamental and applied technology in the fields of semi-conductive photovoltaic theory, materials, cells and modules. The agreement calls for Shanghai University to provide equipment, personnel and facilities for joint laboratories. It is our responsibility to provide funding, personnel and facilities for conducting research and testing. The agreement requires us to make minimum capital investments through December 15, 2016. We are required to make a capital investment of approximately $4 million in the next 5 years. Research and development achievements from this joint research and development agreement will be available for use by both parties. We are entitled to the intellectual property rights, including copyrights and patents, obtained as a result of this research. The research and development we will undertake pursuant to this agreement includes the following:

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

In December 2007, we entered into a sales contract with Sky Solar (Hong Kong) International Co., Ltd. (“Sky Solar”), a subsidiary of Sky Global Group to distribute solar modules. Sky Global Group is a global distributor and system integrator of solar panels. The total shipment to Sky Solar under the contract approximates US$21.8 million. Shipments, aimed for solar power installations in Spain, are scheduled to be delivered over a 5 month period beginning in January 2008, with the majority of solar module shipments scheduled for the second and third quarter of fiscal 2008. The shipment schedule was revised since we filed Form 8-K on December 18, 2007 as a result of the mutual agreement between the Company and the customer.

In January 2008, we raised an additional $19 million (net of financing cost) through private equity financing. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, including the financing of its recent $21.8 million purchase order with Sky Solar and the installation of a second 25MW production line. We intend to begin construction of our second production line in the second fiscal quarter. We believe that the funds will provide us with working capital for a period of twelve months.

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the three months ended December 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-KSB filed for the year ended September 30, 2007 with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2007 Annual Report on Form 10-KSB.

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

Results of Operations

Quarter ended December 31, 2007 compared to quarter ended December 31, 2006

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-KSB and its subsequent amendments.

Revenues, Cost of Sales and Gross Margin

	Quarter Ended December 31,
	2007	2006	Change	% change
Net sales	$4,839,000	$-	$4,839,000	-
Cost of sales	(5,305,000)	-	(5,305,000)	-
Gross loss	$(466,000)	$-	$(466,000)	-
Gross loss as % of net sales	(10%)

For the quarter ended December 31, 2007, we had $4.8 million of revenue as compared to no revenue for the quarter ended December 31, 2006. Included in the our revenue was $2.2 million of cell and module sales and the rest of the $2.6 million in reported revenue consists of sales of solar cells and resale of our raw materials such as silicon wafer that we over-stocked due to our still-limited production capability and the fact that we were still fine-tuning our manufacturing process. Our module sales were mainly sold to European customers.

For the quarter ended December 31, 2007, a significant portion of the Company’s revenue came from reselling of our raw materials. On transaction by transaction basis, we determine if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. We consider the following factors when we determine the gross versus net presentation: (i) if the Company acts as principal in the transaction; (ii) if the Company takes title to the products; (iii) if the Company has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) if the Company acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. All transactions incurred in quarter ended December 31, 2007 were recorded on a gross basis.

During the quarter ended December 31, 2007, we incurred high manufacturing costs due to production inefficiencies associated with our low production volume. This resulted in a negative gross margin of $466,000 for the quarter ended December 31, 2007.

Selling, general & administrative

	Quarter Ended December 31,
	2007	2006	Change	% change
Selling, general & administrative	$3,885,000	$2,509,000	$1,376,000	55%
As % of net sales	80%

For the quarter ended December 31, 2007, we incurred selling, general and administrative expense of $3.9 million, an increase of $1.4 million, from $2.5 million in the quarter ended December 31, 2006. The selling, general and administrative expense included stock based compensation charge related to employee options of $2.4 million and $2.1 million for the quarters ended December 31, 2007and 2006, respectively. The remaining increase primarily related to an increase in professional fees, an increase in the number of employees as we grow our business, and an increase in sales and marketing activities.

Research & development

	Quarter Ended December 31,
	2007	2006	Change	% change
Research & development	$97,000	$102,000	$(5,000)	(5%)
As % of net sales	2%

Research and development expense represents expense incurred in-house and for the joint research and development program with Shanghai University. Research and development expense remained relatively consistent in the quarters ended December 31, 2007 and 2006. Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding the establishment of laboratories and the completion of research and development activities. Pursuant to the joint research and development agreement, we are required to fund an additional $1 million in fiscal year 2008 and $3.8 million in the next 5 years.

Loss on debt extinguishment

	Quarter Ended December 31,
	2007	2006	Change	% change
Loss on debt extinguishment	$362,000	$-	$362,000	-
As % of net sales	7%

Loss on debt extinguishment of $362,000 represented a loss of $736,000 on converting $947,000 of Series A convertible notes into common stock. The loss was partially offset by a gain of $374,000 on settlement of loan due to Coach Capital LLC and Infotech Essentials Ltd.

Other income (expense)

	Quarter Ended December 31,
	2007	2006	Change	% change
Interest income	$10,000	$6,000	$4,000	67%
Interest expense	(278,000)	-	(278,000)	-
Gain on change in fair market value of compound embedded derivative	1,099,000	-	1,099,000	-
Gain on change in fair market value of warrant liability	115,000	-	115,000	-
Other expense	(38,000)	-	(38,000)	-
Total	$908,000	$6,000	$902,000	15,033%
As % of net sales	19%

Other income of $908,000 consisted of interest expense of $278,000. Interest expense primarily related to 6% interest charges associated with Series A and B convertible notes. In the quarter ended December 31, 2007, we recorded gain on change in fair market value of compounded embedded derivative of $1.1 million and warrant liability of $115,000. We had no comparable expense during the quarter ended December 31, 2006.

Financial Condition

Liquidity and Capital Resources

	Quarter Ended December 31,
Net cash provided by (used in):	2007	2006
Operating activities	$(1,111,000)	$(606,000)
Investing activities	(1,362,000)	(1,231,000)
Financing activities	-	1,500,000
Effect of exchange rate changes on cash and cash equivalents	4 69,000	15,000
Net decrease in cash and cash equivalents	$(2,004,000)	$(322,000)

As of December 31, 2007, we had cash and cash equivalents of $1.9 million. We funded our operations from private sales of equity and loans. In March 2007 we completed an offering of Series A and Series B Convertible Notes and warrants pursuant to which we raised approximately $16 million in net proceeds. In addition, in January 2008, we raised an additional $19 million (net of financing cost) through private equity financing. We will use the proceeds from the financing for working capital and additional plant construction. We believe that we currently have sufficient working capital to fund our current operations (one production line) for the next twelve months. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the quarter ended December 31, 2007, we used $1.1 million of cash in operations. The amount was mainly used to support the daily operations and expand the company’s selling, marketing and general and administrative functions. Operating loss less non-cash items such as stock based compensation charge and gain on change in fair market value of compound embedded derivatives, etc. approximated $2.3 million in the quarter ended December 31, 2007. The Company increased advance payment & others by $1.5 million and inventories by $958,000. The increase was offset by decrease in accounts receivable of $900,000. For the quarter ended December 31, 2006, the Company used $606,000 in operating activities. The cash was mainly used to hire of personnel and establish selling, general and administrative functions.

Net cash used in investment activities were $1.4 million and $1.2 million in the quarters ended December 31, 2007 and 2006. For the quarters ended December 31, 2007 and 2006, cash was used to complete or enhance our manufacturing facility and production line in Shanghai, China.

Net cash provided by financing activities for the quarter ended December 31, 2006 was $1.5 million. The proceeds resulted from the Company issuing common stocks and warrants. We do not have similar activity during the quarter ended December 31, 2007. However, subsequent to the quarter end, the Company raised $20 million (net of financing cost) through private equity financing.

Our exchange difference is primarily from exchange gains from balances held in Chinese Renminbi (RMB). The exchange rates at December 31, 2007 and September 30, 2007 were 1 U.S. dollar for RMB 7.3046 and 1 U.S. dollar for RMB 7.5108, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of the existence of a material weakness related to inadequate control over accounting and reporting for certain non-routine transactions. During the process of preparing the fiscal year 2007 Form 10-KSB, we noted that the management was incorrect in calculating the withholding tax liability associated with stock options exercised by the President and CEO of the Company. We restated our consolidated financial statements for the fiscal year ended September 30, 2006 and subsequent quarters ended June 30, 2007, March 31, 2007 and December 31, 2006 in order to properly reflect additional accrued liability.

We have taken the following steps to correct this weakness:

•	In October 2007, we added a financial controller to oversee our Chinese operations.

•	During the quarter ended December 31, 2007, we began training of our accounting staff on generally accepted accounting principles in the United States (“U.S. GAAP”).

•
We began implementation of an Enterprise Resource Planning system in December 2007 to improve our accounting data collection and analysis capability. We expect the project to complete during the fiscal year 2008.

Internal Control Over Financial Reporting

Except as discussed above, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Reference is made to the disclosures above in Item 4. Controls and Procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 20, 2007, we entered in a Settlement and Release Agreement dated as of December 10, 2007 with Coach Capital LLC, a Delaware limited liability company (“Coach”), pursuant to which we agreed to issue 1,037,580 shares of common stock to Coach in exchange for full settlement and satisfaction of certain promissory notes of the Company of which the aggregate outstanding principal balance together with all interest accrued through the date of the Release Agreement was equal to $1,245,095.89. The issuance of the common stock to Coach was made in reliance on the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended. More information regarding this transaction is included in our Form 8-K filed with the SEC on December 21, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

3.1	Articles of Incorporation, Incorporated by reference to our SB-2 Registration Statement Amendment 7 filed on May 5, 2005.

3.2	By-laws, Incorporated by reference to our SB-2 Registration Statement Amendment 7 filed on May 5, 20056.

3.3	Articles of Merger filed with the Secretary of State of Nevada, Incorporated by reference from Exhibit 3.1 to our form 8-K filed on April 10, 2006.

10.1	Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on July 6, 2006, incorporated by reference from Exhibit 3.4 to the Form 10-KSB filed on December 28, 2007.

10.2	Settlement and Release Agreement between the Company and Coach Capital LLC dated December 10, 2007, incorporated by reference from Exhibit 31.1 to our Form 10-KSB filed on December 28, 2007.

10.3
Form of Securities Purchase Agreement between the Company and certain Buyers (as defined therein) dated as of January 11,  2008, incorporated by reference from Exhibit 10.29 to our Form 8-K filed on January 16, 2008 (without schedules and  exhibits).

10.4	Form of Series C Warrant dated as of January 11, 2008, incorporated by reference from Exhibit 10.30 to our Form 8-K filed on January 16, 2008.

31.1	Section 302 Certification - Chief Executive Officer*

31.2	Section 302 Certification - Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ENERTECH CORP.

Date: February 7, 2008	By:	/s/ Ming Wai Anthea Chung
Ming Wai Anthea Chung
Chief Financial Officer