Form 10-Q
period 2008-03-31
SOLAR ENERTECH CORP
filed 2008-05-09
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of registrant’s class of common stock as of May 5, 2008: 110,539,867

Table of Contents

SOLAR ENERTECH CORP

FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS

Solar EnerTech Corp.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,571,000	$3,908,000
Accounts receivable	3,011,000	913,000
Advance payments and other	8,061,000	6,500,000
Inventories	6,655,000	5,708,000
Tax and other receivable	1,778,000	590,000
Total current assets	32,076,000	17,619,000
Fixed assets, net of accumulated depreciation	5,567,000	3,215,000
Deferred financing costs, net of accumulated amortization	2,089,000	2,540,000
Deposits	1,235,000	1,741,000
Total assets	$40,967,000	$25,115,000

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,329,000	$2,891,000
Customer advance payment	2,497,000	1,603,000
Accrued interest expense	-	615,000
Accrued expenses	402,000	507,000
Accounts payable and accrued liabilities, related parties	3,969,000	3,969,000
Demand note payable to a related party	-	450,000
Demand notes payable	-	700,000
Derivative liabilities	2,900,000	16,800,000
Warrant liabilities	6,467,000	17,390,000
Total current liabilities	18,564,000	44,925,000
Convertible notes, net of discount	28,000	7,000
Total liabilities	18,592,000	44,932,000

Commitments and contingencies (Note 11)

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock - 200,000,000 shares authorized at $0.001 par value 109,067,216 and 78,827,012 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	109,000	79,000
Additional paid in capital	68,171,000	39,192,000
Other comprehensive income	1,877,000	592,000
Accumulated deficit	(47,782,000)	(59,680,000)
Total stockholders' equity (deficit)	22,375,000	(19,817,000)
Total liabilities and stockholders' equity (deficit)	$40,967,000	$25,115,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar EnerTech Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net sales	$3,471,000	$3,000	$8,310,000	$3,000
Cost of sales	(4,171,000)	(6,000)	(9,476,000)	(6,000)
Gross loss	(700,000)	(3,000)	(1,166,000)	(3,000)

Operating expenses:
Selling, general & administrative	2,797,000	2,426,000	6,682,000	4,935,000
Research & development	54,000	4,000	151,000	106,000
Loss on debt extinguishment	2,105,000	-	2,467,000	-
Total operating expenses	4,956,000	2,430,000	9,300,000	5,041,000

Operating loss	(5,656,000)	(2,433,000)	(10,466,000)	(5,044,000)

Other income (expense):
Interest income	46,000	7,000	56,000	13,000
Interest expense	(298,000)	(54,000)	(576,000)	(54,000)
Loss on issuance of convertible notes	-	(15,209,000)	-	(15,209,000)
Gain (loss) on change in fair market value of compound embedded derivative	11,190,000	(12,600,000)	12,289,000	(12,600,000)
Gain (loss) on change in fair market value of warrant liability	10,808,000	(9,959,000)	10,923,000	(9,959,000)
Other expense	(290,000)	-	(328,000)	-
Net income (loss)	$15,800,000	$(40,248,000)	$11,898,000	$(42,853,000)

Net income (loss) per share - basic	$0.15	$(0.51)	$0.13	$(0.55)
Net income (loss) per share - diluted	$0.03	$(0.51)	$(0.04)	$(0.55)

Weighted average shares outstanding - basic	102,851,788	78,807,012	90,941,543	77,982,836
Weighted average shares outstanding - diluted	157,954,180	78,807,012	122,086,159	77,982,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar EnerTech Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$11,898,000	$(42,853,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of fixed assets	706,000	9,000
Stock-based compensation	4,157,000	4,225,000
Loss on issuance of convertible notes	-	15,209,000
Loss on debt extinguishment	2,467,000	-
Amortization of note discount and deferred financing cost	28,000	-
Loss (gain) on change in fair market value of compound embedded derivative	(12,289,000)	12,600,000
Loss (gain) on change in fair market value of warrant liability	(10,923,000)	9,959,000
Changes in operating assets and liabilities:
Accounts receivable	(2,098,000)	-
Advance payments and other	(1,561,000)	(2,230,000)
Inventories	(947,000)	(1,228,000)
Tax and other receivable	(1,188,000)	-
Accounts payable and accrued liabilities	(1,103,000)	315,000
Customer advance payment	894,000	778,000
Accounts payable and accrued liabilities, related parties	-	(69,000)
Net cash used in operating activities	(9,959,000)	(3,285,000)

Cash flows from investing activities:
Acquisition of fixed assets	(2,550,000)	(2,287,000)
Net cash used in investing actives	(2,550,000)	(2,287,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering cost	19,887,000	1,089,000
Proceeds from note payable	-	100,000
Proceeds from issuance of convertible notes, net of offering cost	-	15,950,000
Net cash provided by financing activities	19,887,000	17,139,000

Effect of exchange rate on cash and cash equivalents	1,285,000	33,000
Net increase in cash and cash equivalents	8,663,000	11,600,000
Cash and cash equivalents, beginning of period	3,908,000	2,799,000
Cash and cash equivalents, end of period	$12,571,000	$14,399,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR ENERTECH CORP.

Notes to Condensed Consolidated Financial Statements
March 31, 2008 (Unaudited)

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

On July 18, 2006, the Company executed an agency agreement with Solar EnerTech (Shanghai) Co., Ltd. (formerly known as Infotech (Shanghai) Solar Technologies Ltd.), effective April 10, 2006, to engage in business in China on its behalf. Infotech Shanghai is controlled through a Hong Kong company which is 100% owned by the Company’s President and CEO. See additional disclosures related to the agency agreement in Note 2 described below.

The Company was in the development stage through March 31, 2007. The quarter ended June 30, 2007 was the first quarter during which the Company was considered an operating company and no longer in the development stage.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting

These consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar EnerTech and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Solar EnerTech (Shanghai) Co., Ltd. (formerly known as Infotech (Shanghai) Solar Technologies Ltd.) (“Infotech Shanghai”). Collectively the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at March 31, 2008 and as a result, no minority interest balance is reflected in these financial statements.

Variable interest entities

A variable interest entity (“VIE”) is an entity with an ownership, contractual or other financial interest held by a primary beneficiary that is determined by control attributes other than a majority voting interest. The Company’s contractual, financial and operating relationships with Infotech make the Company the primary beneficiary of Infotech’s losses, which are expected to extend into fiscal 2008 or longer, and any residual returns, if any, thereafter. Upon consolidation, the primary beneficiary records all of the VIE’s assets, liabilities and non-controlling interests as if it were consolidated based on a majority voting interest.

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

Under the terms of the Agency Agreement, the Agency Agreement continues through April 10, 2008 unless earlier terminated, and continues month-to-month thereafter unless otherwise terminated. The Company may terminate the agreement at any time. While the Agency Agreement does not specifically provide the right for Infotech Shanghai to terminate the agreement, after expiration of the initial term on April 10, 2008, Infotech Shanghai may presumably terminate the Agency Agreement by electing not to continue. Upon termination of the agreement, (i) Infotech Shanghai is obligated to return any funds advanced by the Company for future expenses and deliver to the Company a final accounting of expenses incurred on behalf of the Company along with associated books and records and (ii) the Company is obligated to pay Infotech Shanghai any outstanding amounts owed to Infotech Shanghai. Upon termination of the Agency Agreement, shareholders of the Company would not have rights to the net assets of Infotech Shanghai which exist independent of the Agency Agreement. However, any property, plant and equipment purchased or constructed on behalf of the Company under the Agency Agreement which were funded by the Company are legally owned by the Company and not by Infotech Shanghai and therefore while the Agency Agreement does not specifically provide for the transfer of any of the net assets of Infotech Shanghai, under general principals of agency law, Infotech Shanghai would be required to transfer such assets to the Company upon request. As of the date of this report, the Company and Infotech are in the process of renewing the Agency Agreement and expect to complete the agreement during the third fiscal quarter ended June 30, 2008.

While Infotech is not a subsidiary of the Company, under Chinese law, funds held by Infotech for the operation of the Company’s business can be transferred from Infotech pursuant to an agreement such as the existing Agency Agreement. We are not aware of any significant currency or other restrictions on Infotech’s ability to perform under the Agency Agreement.

All of the Company’s business activities conducted in China are carried out by Infotech. As of March 31, 2008 and September 30, 2007, total assets held by Infotech as agent for Solar EnerTech amounted to $32.1 million and $21.6 million, respectively. Total advances and reimbursements made to date from the Company to Infotech as of March 31, 2008 and September 30, 2007 were $37.5 million and $26.2 million, respectively, which effectively represent intercompany receivables to the Company from Infotech Shanghai which are eliminated during consolidation. Infotech’s operating expenses on behalf of Solar for the six months ended March 31, 2008 and 2007 totaled $1.6 million and $0.3 million, respectively. Infotech’s only debt consisted of advances received from the Company.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method. Raw material cost is based on purchase costs while work-in-progress and finished goods comprise of direct materials, direct labor and an allocation of manufacturing overhead costs. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Income taxes

The Company files federal and state income tax returns in the United States for its United States operations, and files separate foreign tax returns for its foreign subsidiary in the jurisdictions in which this entity operates. The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).

Under the provisions of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Unrecognized Tax Benefits

Effective on October 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority based solely on the technical merits of the associated tax position.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company also elected the accounting policy that requires interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 be classified as part of its income taxes. The Company classifies the liability for unrecognized tax benefits as current to the extent that it anticipates payment (or receipt) of cash within one year, otherwise, the liability will be classified as non-current. Additionally, FIN 48 provides guidance on de-recognition, accounting in interim periods, disclosure and transition.  See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Because the potential timing and stock price may vary over a range of possible values, a Monte Carlo simulation was built based on the possible stock price paths (i.e., daily expected stock price over a forecast period). Under this approach an individual potential stock price path is simulated based on the initial stock price at the measurement date, the expected volatility and risk free rate over the forecast period. Each path is compared against the logic described above for potential exercise events (or non-exercise which result in $0 value) and the present value recorded. This is repeated over a significant number of trials, or individual stock price paths, in order to generate an expected or mean value for the present value of the CED.

The Company’s management used the binomial valuation model to value warrants issued in conjunction with convertible notes entered into in March 2007. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk-free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value.

Stock-Based Compensation

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

In conjunction with stock option awards granted to the President/CEO and a director in March 2006, the management estimated the fair value of the equity of the Company using a simple weighted average (50/50) of the Income Approach, Discounted Cash Flow Method (“Income Approach”), and Market Approach, Guideline Public Company Method (“Market Approach”). There were no discounts taken for this determination of the equity value of The Company.

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

For the Market Approach, management used the same three guideline public companies that were used for the terminal value multiple to determine 1) a revenue multiple for the twelve months trailing the Valuation Date of March 1, 2006; 2) a revenue multiple for 2007; and 3) a revenue multiple for 2008 (the same multiple used to determine the terminal value of the Company). As the Company had no revenue for the trailing twelve months prior to the Valuation Date, management relied upon the revenue multiples for 2007 and 2008. Management applied the multiples to the revenue forecast of the Company for the years 2007 and 2008, and determined an equity value for the Company as an equally weighted average sum of the two multiples.

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

For the six months ended March 31, 2008, approximately 40% of the Company’s revenue came from reselling of polysilicon or wafer raw materials. On a transaction by transaction basis, we determine if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. We consider the following factors when we determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. All transactions incurred in fiscal year 2008 were recorded on a gross basis.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

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

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 160 will be effective for the Company in fiscal 2010, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of SFAS 160 on its financial position and results of operations.

In December 2007, the FASB issued Statement 141 (revised) (“SFAS 141(R)”), “Business Combinations.” The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 141(R) will be effective for the Company in fiscal 2010, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of Statement 141(R) on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Thus, the Company is required to adopt this standard on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial position and results of operations.

NOTE 3 — INVENTORIES

At March 31, 2008 and September 30, 2007, inventories consist of:

	March 31, 2008	September 30, 2007
Raw materials	$3,654,000	$2,724,000
Work in process	486,000	839,000
Finished goods	2,515,000	2,145,000
Total inventories	$6,655,000	$5,708,000

NOTE 4 — ADVANCE PAYMENTS AND OTHER

At March 31, 2008 and September 30, 2007, advance payments and other consist of:

	March 31, 2008	September 30, 2007
Prepayment for raw materials	$8,018,000	$6,500,000
Others	43,000	-
Total advance payments and other	$8,061,000	$6,500,000

NOTE 5— FIXED ASSETS

At March 31, 2008 and September 30, 2007, fixed assets consist of:

	March 31, 2008	September 30, 2007
Production equipment	$2,541,000	$1,065,000
Leasehold improvement	2,043,000	1,615,000
Machinery	670,000	455,000
Automobiles	411,000	333,000
Office equipment	178,000	88,000
Furniture	59,000	38,000
Construction in progress	749,000	-
Total Fixed Assets	6,651,000	3,594,000
Less: Accumulated depreciation	(1,084,000)	(379,000)
Net Fixed Assets	$5,567,000	$3,215,000

NOTE 6 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the three and six months ended March 31, 2008 and March 31, 2007, respectively, except for certain minimum state taxes.

The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that the Company will generate sufficient taxable income in future periods to realize the benefit of the Company’s deferred tax assets. As of March 31, 2008 and March 31, 2007, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on the Company’s balance sheet as an asset. Realization of the Company’s deferred tax assets is limited and the Company may not be able to fully utilize these deferred tax assets to reduce the Company’s tax rates.

As of March 31, 2008, due to the history of losses the Company has generated in the past, the Company believes that it is more-likely-than-not that the deferred tax assets cannot be realized before the respective utilization expiration dates. Therefore, we have a full valuation allowance on our deferred tax assets. Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company also has net operating losses in its foreign jurisdiction and that loss can be carried over 5 years from the year the loss was incurred.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company has adopted the provisions of FIN 48 on October 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not material. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits and no retained earnings adjustment as of October 1, 2007. We have adopted the accounting policy such that interest recognized in accordance with Paragraph 15 of FIN 48 and penalty recognized in accordance with Paragraph 16 of FIN 48 are classified as part of our income tax expense.

The Company is subject to taxation in the United States and China. There are no ongoing examinations by taxing authorities at this time. The Company has open tax years from 2004 to present in various taxing jurisdictions. Tax returns filed for these tax years may be audited by the applicable tax authorities.

NOTE 7— CONVERTIBLE NOTES

On March 7, 2007, Solar EnerTech entered into a securities purchase agreement to issue $17,300,000 of secured convertible notes (the “notes”) and detachable stock purchase warrants (the “warrants”). Accordingly, during the three months ended March 31, 2007, Solar EnerTech sold units consisting of:

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

In connection with the issuance of the notes and warrants, the Company engaged an exclusive advisor and placement agent (the “advisor”) and issued warrants to the advisor to purchase an aggregate of 1,510,528 shares at an exercise price of $0.57 per share and 507,247 shares at an exercise price of $0.69 per share, of the Company’s common stock (the “advisor warrants”). In addition to the issuance of the warrants, the Company paid $1,038,000 in commissions, an advisory fee of $173,000, and other fees and expenses of $84,025.

The Company evaluated the notes for derivative accounting considerations under SFAS 133 and EITF 00-19 and determined that the notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”). The compound embedded derivative is measured at fair value both initially and in subsequent periods. Changes in fair value of the compound embedded derivative are recorded in the account “gain (loss) on fair market value of compound embedded derivative” in the accompanying consolidated statements of operations.

The warrants (including the advisor warrants) are classified as a liability, as required by SFAS No. 150, due to the terms of the warrant agreement which contains cash redemption provision in the event of a fundamental transaction. The warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in the accompanying consolidated statements of operations.

The following table summarizes the valuation of the notes, the warrants (including the advisor warrants), and the compound embedded derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding advisor warrants)	(15,909,000)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,000
Carrying amount of notes at grant date	$-

Carrying amount of notes at September 30, 2007	$7,000
Amortization of note discount	21,000
Carrying amount of notes at March 31, 2008	$28,000

Fair value of warrant liability at September 30, 2007	$17,390,000
Gain on fair market value of warrant liability	(10,923,000)
Fair value of warrant liability at March 31, 2008	$6,467,000

Fair value of compound embedded derivative at September 30, 2007	$16,800,000
Gain on fair market value of embedded derivative liability	(12,289,000)
Conversion of Series A Notes	(1,611,000)
Fair value of compound embedded derivative at March 31, 2008	$2,900,000

The value of the warrants (including the advisor warrants) was estimated using a binomial valuation model with the following assumptions:

	March 31, 2008	September 30, 2007
Implied term (years)	3.93	4.43
Suboptimal exercise factor	2.5	2.5
Volatility	82%	72%
Dividend yield	0%	0%
Risk free interest rate	2.13%	4.23%

In conjunction with March 2007 financing, we recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the advisor warrants. The deferred financing cost is amortized over the three year life of the notes using a method that approximates the effective interest rate method. The advisor warrants were recorded as a liability and adjusted to fair value in each subsequent period. As of March 31, 2008, total unamortized deferred financing cost was $2.1 million.

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

The significant assumptions used in estimating stock price paths as of each valuation date are:

	March 31, 2008	September 30, 2007
Starting stock price (closing price on date preceding valuation date)	0.59	1.28
Annual volatility of stock	82.00%	72.10%
Risk free rate (based on 3yr T-Bill)	1.62%	3.97%

Additional assumptions were made regarding the probability of occurrence of each exercise scenario, based on stock price ranges (based on the assumption that scenario probability is constant over narrow ranges of stock price). The key scenarios included public offering, bankruptcy and other defaults.

During the quarter ended March 31, 2008, $2.1 million of Series A and B convertible notes were converted into our common shares. We recorded a loss on debt extinguishment of $2.1 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates. For the six months ended March 31, 2008, $3.1 million of Series A and B convertible notes were converted into our common shares. We recorded a loss on debt extinguishment of $2.8 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates.

The loss on debt extinguishment is computed at the conversion dates as follow:

	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008
Fair value of the common shares	$2,709,000	$4,008,000
Unamortized deferred financing costs associated with the converted notes	310,000	449,000
Fair value of the CED liability associated with the converted notes	(910,000)	(1,611,000)
Accreted amount of the notes discount	(4,000)	(5,000)
Loss on debt extinguishment	$2,105,000	$2,841,000

For the six months ended March 31, 2008, we recorded $2.8 million of loss on debt extinguishment from Series A and B convertible notes. This loss was offset by a gain on debt extinguishment from settlement agreement with Coach Capital LLC in the amount of $0.4 million (see Note 8 below).  The net amount of $2.5 million loss on debt extinguishment is included in the Consolidated Statements of Operations.

NOTE 8 — EQUITY TRANSACTIONS

Common stock issued for repayment of loans

During the quarter ended December 31, 2007, the Company was informed by Thimble Capital that it had assigned the note payable of $100,000 due from us to Coach Capital LLC. The Company was also informed by Infotech Essentials Ltd. that it had assigned the note payable of $450,000 due from us to Coach Capital LLC.

On December 20, 2007, we entered into a settlement agreement with Coach Capital LLC to settle all outstanding notes payable in the amount of $1.2 million and related interest in exchange for the issuance of the Company’s common stock. The share price stated in the settlement agreement was $1.20 per share. The Company’s shares of common stock were valued at $0.84 per share, the closing price, on December 20, 2007. As a result, the Company recorded a gain on extinguishment of debt of $0.4 million.

Warrants

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

During March 2007, in conjunction with the issuance of $17,300,000 in convertible debt, the board of directors approved the issuance of warrants (as described in Note 7 above) to purchase shares of the Company’s common stock. The 7,246,377 series A warrants and the 21,578,948 series B warrants are exercisable at $1.21 and $0.90, respectively and expire in March 2012. In addition, in March 2007, as additional compensation for services as placement agent for the convertible debt offering, the Company issued the advisor warrants, which entitle the placement agent to purchase 507,247 and 1,510,528 shares of the Company’s common stock at exercise prices of $0.69 and $0.57 per share, respectively. The advisor warrants expire in March 2012.

On January 11, 2008, the Company sold 24,318,181 shares of its common stock and 24,318,181 Series C warrants to purchase shares of Common Stock for an aggregate purchase price of $21.4 million in a private placement offering to accredited investors. The exercise price of the warrants is $1.00 per share. The warrants are exercisable for a period of 5 years from the date of issuance of the warrants. We intend to use the net proceeds from the offering for working capital and general corporate purposes.

For the services in connection with this closing, the placement agent and the selected dealer, Knight Capital Markets, LLC and Ardour Capital Investments, received an aggregate of a 6.0% cash commission, a 1.0% advisory fee and warrants to purchase 1,215,909 shares of common stock at $0.88 per share, exercisable for a period of 5 years from the date of issuance of the warrants. The net proceeds from issuing common stocks and Series C warrants in January 2008 after all the financing costs were $19.9 million and were recorded in additional paid in capital and common stock. Neither the shares of common stock nor the shares of common stock underlying the warrants sold in this offering were granted registration rights. Additionally, in connection with the offering all of our Series A and Series B warrant holders waived their full ratchet anti-dilution and price protection rights previously granted to them in connection with our March 2007 convertible note and warrant financing.

The warrants (including the advisor warrants) are classified as a liability, as required by SFAS No. 150 (as interpreted by FASB Staff Position 150-1“Issuer’s  Accounting for Freestanding Financial Instruments Composed of More Than One  Option or Forward Contract Embodying Obligations under FASB Statement No. 150,  Accounting for Certain Financial Instruments with Characteristics of Both  Liabilities and Equity”, due to the terms of the warrant agreements which contain cash redemption provisions in the event of a fundamental transaction (as defined below), which provide that the Company would repurchase any unexercised portion of the warrants at the date of the occurrence of the fundamental transaction for the value as determined by the Black-Scholes Merton valuation model. As a result, the warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in the accompanying Consolidated Statements of Operations.

A summary of warrant activities through March 31, 2008 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with common stock purchase	2,500,000	1.00	Additional paid in capital
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Outstanding at September 30, 2007	33,343,100
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Expired	(2,500,000)
Outstanding at March 31, 2008	56,377,190

At March 31, 2008, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.57-$0.69	2,017,775	$0.60	3.96
$0.88-$1.00	47,113,038	$0.95	4.41
$1.21	7,246,377	$1.21	3.94

Options

Non-Plan Options

Pursuant to an option agreement dated March 1, 2006 between Jean Blanchard, a former officer and director, and the President of the Company, the President has the right and option to purchase a total of 36,000,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vest in three equal installments over a period of two years, with the first installment vesting immediately, and the remaining installments vesting at 12 and 24 months after the date of the agreement. During the year ended September 30, 2006, the President exercised 10,750,000 options to purchase 10,750,000 shares and transferred 5,750,000 shares to various employees of Infotech Shanghai. The Company recorded a stock compensation charge of $10,695,000 in the fiscal year ended September 30, 2006 for the transfer of shares to the employees.

Pursuant to an option agreement dated March 1, 2006 between Jean Blanchard, a former officer and director of the Company, and Frankie Xie, a former director of the Company, Mr. Xie has the right and option to purchase a total of 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vested immediately. Mr. Xie exercised the 1,500,000 shares of the Company’s common stock in April 2008.

The fair value of the options granted under these agreements was estimated at $26.4 million using the Black-Scholes stock price valuation model with the following assumptions:

•	Volatility of 82.57%;

•	Risk-free interest rate of 4.65%;

•	Expected lives - 4 years;

•	No dividend yield; and

•	Market value per share of stock on measurement date of $0.70.

Summary information regarding these options as of March 31, 2008 is as follows:

					Options Outstanding
						Weighted
	Number				Number	Average	Weighted
	of				Outstanding	Remaining	Average
	Options		Exercise		At March	Contractual	Exercise
	Granted	Expiration Date	Price	Exercised	31, 2008	Life (year)	Price

Granted to Leo Young, the President, March 1, 2006	36,000,000	February 10, 2010	$0.0001	10,750,000	25,250,000	1.87	$0.0001

Granted to Frank Fang Xie, a former director, March 1, 2006	1,500,000	February 10, 2010	$0.0001	—	1,500,000	1.87	$0.0001

Total	37,500,000			10,750,000	26,750,000	1.87

As of March 31, 2008 the option to purchase 25.3 million shares of the Company’s common stock has vested for Mr. Young. Mr. Xie’s option vested on the grant date in March 2006.

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

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under this Plan is as follows:

	Shares Available For Grant	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2006	—	—	—	—
Shares reserved	10,000,000	—	—	—
Options granted	(7,300,000)	7,300,000	$0.66	$1.20
Balance at September 30, 2007	2,700,000	7,300,000	$0.66	$1.20
Options cancelled	200,000	(200,000)	$0.66	$1.20
Options granted	(620,000)	620,000	$0.47	$1.19
Balance at March 31, 2008	2,280,000	7,720,000	$0.64	$1.20

At March 31, 2008 and September 30, 2007, 7,720,000 and 7,300,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 9.01 years and an exercise price of $1.20. Of these options, 1,830,006 and 1,453,338 shares were vested and exercisable on March 31, 2008 and September 30, 2007, respectively. The fair values of employee stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008
Volatility	83.6%	83.6%
Expected dividend	0.0%	0.0%
Risk-free interest rate	2.2%	2.8%
Expected term in years	2.9	3.0
Weighted-average fair value	$0.43	$0.47

NOTE 9 — OTHER COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income (loss)	$15,800,000	$(40,248,000)	$11,898,000	$(42,853,000)
Other comprehensive income:
Change in foreign currency translation	817,000	(25,000)	1,286,000	10,000
Comprehensive income (loss)	$16,617,000	$(40,273,000)	$13,184,000	$(42,843,000)

Accumulated other comprehensive income at March 31, 2008 and September 30, 2007 is comprised of accumulated translation adjustments of $1.9 million and $0.6 million, respectively.

NOTE 10 — NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008

Calculation of net income per share - basic:

Net income	$15,800,000	$11,898,000
Weighted-average number of common shares outstanding	102,851,788	90,941,543
Net income per share - basic	$0.15	$0.13

Calculation of net income (loss) per share - diluted:

Net income	$15,800,000	$11,898,000

Less: Gain on change in fair market value of compound embedded derivative	(11,190,000)	(12,289,000)
Deferred financing costs	20,000	30,000
Interest expense on convertible notes	298,000	576,000
Less: Gain on change in fair market value of advisor warrants	(722,300)	(763,189)
Less: Gain on change in fair market value of Series B warrants	-	(3,846,211)
Net income (loss) assuming dilution	$4,205,700	$(4,394,400)

Weighted-average number of common shares outstanding	102,851,788	90,941,543
Effect of potentially dilutive secruties:
Warrants issued to advisors	445,046	661,974
Convertible notes	28,825,325	28,825,325
Options to officers	25,832,021	-
Series B Warrants	-	1,657,317
Weighted-average number of common shares outstanding assuming dilution	157,954,180	122,086,159

Net income (loss) per share - diluted	$0.03	$(0.04)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Capital investments

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollar based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 7.0190.

Year	Amount
2008 (Remaining balance)*	$1,092,000
2009	912,000
2010	912,000
2011	1,083,000
Total	$3,999,000

*
The amount includes approximately $294,000 of 2007 commitment. The Company intended to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. The delay in payment could lead to Shanghai University requesting the Company to pay the committed amount within a certain time frame. If the Company is still not able to correct the breach within the time frame, Shanghai University could seek compensation up to an additional 15% of the committed amount which would then total a 2007 commitment of approximately $642,000. As of the date of this report, we have not received any request from Shanghai University.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

At March 31, 2008, accounts payable and accrued liabilities, related party, of $4 million primarily representing compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by our President and CEO of the transaction incurred in the fiscal year 2006. The amount represents the Company’s estimate of the tax withholding obligation.

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

Overview

We were incorporated under the laws of the state of Nevada on July 7, 2004 and engaged in a variety of businesses, including home security assistance, until March 2006, when we began our current operations. We manufacture and sell photovoltaic (commonly known as “PV”) cells and modules. PV modules consist of solar cells that produce electricity from the sun’s rays. Our manufacturing operations are based in Shanghai, China, where we established a 42,000 square-foot manufacturing facility. We also plan to expand our marketing, purchasing and distribution office in Menlo Park, California. While we expect to sell most of our products in Europe, the United States and China, our goal is to become a worldwide supplier of PV cells.

As of December 31, 2006, construction of our manufacturing facility was completed and we began production of solar cells and modules which are sold under the brand name “SolarE”. During the three months ended March 31, 2008, we expanded our module production and increased the production capacity from 25 MW to 50 MW. We intend to expand our solar cell production and add a second production line. We expect the second production line to be completed by the end of 2008 calendar year.

Our joint venture with Shanghai University is for shared investment in research and development on fundamental and applied technology in the fields of semi-conductive photovoltaic theory, materials, cells and modules. The agreement calls for Shanghai University to provide equipment, personnel and facilities for joint laboratories. It is our responsibility to provide funding, personnel and facilities for conducting research and testing. The agreement requires us to make minimum investments through December 15, 2016. We are required to make an investment of approximately $4 million in the next 4 years. Research and development achievements from this joint research and development agreement will be available for use by both parties. We are entitled to the intellectual property rights, including copyrights and patents, obtained as a result of this research. The research and development we will undertake pursuant to this agreement includes the following:

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

In December 2007, we entered into a sales contract with Sky Solar (Hong Kong) International Co., Ltd. (“Sky Solar”), a subsidiary of Sky Global Group to distribute solar modules. Sky Global Group is a global distributor and system integrator of solar panels. The total shipment to Sky Solar under the contract approximates $21.8 million shipments. The majority of shipment to Sky Solar was scheduled to be delivered during the quarter ended March 31, 2008. However, the delivery schedule was delayed primarily due to a tight raw material market, delay in machinery delivery and the severe cold weather in February 2008 as several major infrastructures in southern China were closed during that period. We subsequently revised the contract with Sky Solar and lowered the delivery amount to approximately $13 million. We expect the majority of products to be delivered during the quarter ended June 30, 2008.

On January 11, 2008, we sold 24,318,181 shares of our common stock and 24,318,181 Series C warrants to purchase shares of common stock for an aggregate purchase price of $21.4 million in a private placement offering to accredited investors. The exercise price of the warrants is $1.00 per share. The warrants are exercisable for a period of 5 years from the date of issuance of the warrants. We intend to use the net proceeds from the offering for working capital and general corporate purposes. We believe that the funds will provide us with working capital for a period of twelve months.

For the services in connection with this closing, the placement agent and the selected dealer, Knight Capital Markets, LLC and Ardour Capital Investments, received an aggregate of a 6.0% cash commission, a 1.0% advisory fee and warrants to purchase 1,215,909 shares of common stock at $0.88 per share, exercisable for a period of 5 years from the date of issuance of the warrants. The net proceeds from issuing common stocks and Series C warrants in January 2008 after all the financing costs were $19.9 million and were recorded in additional paid in capital and common stock. Neither the shares of common stock nor the shares of common stock underlying the warrants sold in this Offering were granted registration rights. Additionally, in connection with the Offering all of our Series A and Series B Warrant holders waived their full ratchet anti-dilution and price protection rights previously granted to them in connection with our March 2007 Convertible Note and Warrant Financing.

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the six months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-KSB filed for the year ended September 30, 2007 with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2007 Annual Report on Form 10-KSB.

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

In December 2007, the FASB issued Statement No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 160 will be effective for the Company in fiscal 2010, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of SFAS 160 on its financial position and results of operations.

In December 2007, the FASB issued Statement 141 (revised) (“SFAS 141(R)”), “Business Combinations.” The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 141(R) will be effective for the Company in fiscal 2010, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of Statement 141(R) on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Thus, the Company is required to adopt this standard on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial position and results of operations.

Results of Operations for the three and six months ended March 31, 2008 and 2007

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-KSB and its subsequent amendments.

Revenues, Cost of Sales and Gross Margin

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007			Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales		Amount	% of change
Net sales	$3,471,000	100. %	$3,000	100.	%	$3,468,000	115,600. %
Cost of sales	(4,171,000)	(120.2)%	(6,000)	(200.	)%	(4,165,000)	69,416.7%
Gross loss	$(700,000)	(20.2)%	$(3,000)	(100.	)%	$(697,000)	23,233.3%

	Six Months Ended March 31, 2008			Six Months Ended March 31, 2007			Year-Over-Year Change
	Amount	% of net sales		Amount	% of net sales		Amount	% of change
Net sales	$8,310,000	100.	%	$3,000	100.	%	$8,307,000	276,900. %
Cost of sales	(9,476,000)	(114.	)%	(6,000)	(200.	)%	(9,470,000)	157,833.3%
Gross loss	$(1,166,000)	(14.	)%	$(3,000)	(100.	)%	$(1,163,000)	38,766.7%

For the three months ended March 31, 2008, the Company reported total revenue of $3.5 million compared to $3,000 of revenue in the same period of the prior year. The revenue of $3.5 million during the three months ended March 31, 2008 primarily represented solar module sales of $2.7 million and resale of raw materials of $0.7 million. While second fiscal quarter 2008 revenue increased as compared to the same period for fiscal 2007, the second fiscal quarter 2008 revenue was below the management’s expectation primarily due to a delayed production schedule caused by a temporary shortage in raw material supply and a severe winter storm in China in February 2008 as several major infrastructures in southern China were closed during that period. The contract with Sky Solar, our biggest contract signed to date, was revised due to these aforementioned problems. The sales amount is estimated to be approximately $13 million instead of $21.8 million originally expected. We also delayed the delivery time and expect majority of shipment to be delivered in the third quarter ending June 30, 2008.

For the six months ended March 31, 2008, the Company recorded $8.3 million in revenue which comprised of $5.0 million in solar module sales and $3.3 million in resale of raw materials compared to $3,000 of revenue in the same period of the prior year. We generated revenue from resale of raw materials such as silicon wafer because we over-stocked due to our still-limited production capability. On a transaction by transaction basis, we determine if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19, Reporting Revenue Gross as a   Principal versus Net as an Agent. We consider the following factors when we determine the gross versus net presentation: (i) if the Company acts as principal in the transaction; (ii) if the Company takes title to the products; (iii) if the Company has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) if the Company acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. All transactions incurred in fiscal year 2008 were recorded on a gross basis.

For the three months ended March 31, 2008, we incurred a negative gross margin of $0.7 million. The negative gross margin was primarily a result of adverse winter weather conditions in China in February that halted our logistic and production, and the recent increase in silicon material cost. Additionally, at the beginning of the second fiscal quarter 2008, our solar module production lines were halted for a period of time as the line was relocated into a new 21,000 square foot facility. These preceding factors resulted in lower manufacturing volume than expected in the fiscal second quarter, which had a negative impact to gross margin.

For the six months ended March 31, 2008, we incurred a negative gross margin of $1.2 million. During the six months ended March 31, 2008, we incurred high manufacturing costs due to high raw material cost and production inefficiencies associated with our low production volume.

Selling, general & administrative

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general & administrative	$2,797,000	80.6%	$2,426,000	80,866.7%	$371,000	15.3%

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007			Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales		Amount	% of change
Selling, general & administrative	$6,682,000	80.4%	$4,935,000	164,500.	%	$1,747,000	35.4%

For the three months ended March 31, 2008, we incurred selling, general and administrative expense of $2.8 million, an increase of $0.4 million, from $2.4 million in the three months ended March 31, 2007. The selling, general and administrative expense included stock-based compensation charge related to employee options of $1.7 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively. The overall increase in the selling, general and administrative expense was primarily related to increases in professional fees, the number of employees as we grow our business, and sales and marketing activities.

For the six months ended March 31, 2008, we incurred selling, general and administrative expense of $6.7 million, an increase of $1.7 million, from $4.9 million in the six months ended March 31, 2007. The selling, general and administrative expense included stock-based compensation charge related to employee options of $4.2 million for six months ended March 31, 2008 and 2007. The overall increase in the selling, general and administrative expense was primarily related to increases in professional fees, the number of employees as we grow our business, and sales and marketing activities.

Research & development

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research & development	$54,000	1.6%	$4,000	133.3%	$50,000	1,250.	%

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research & development	$151,000	1.8%	$106,000	3,533.3%	$45,000	42.5%

Research and development expense represents expense incurred in-house and for the joint research and development program with Shanghai University. Research and development expense increased in the three and six months ended March 31, 2008 and 2007 largely as a result of our commitment to fund our development contract with Shanghai University. Pursuant to the joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding the establishment of laboratories and the completion of research and development activities, and required to fund an additional $1.0 million in fiscal year 2008 and $4.0 million in the next 5 years. We expect to increase our funding to research and development activities as we grow our business.

Loss on debt extinguishment

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007			Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales		Amount	% of change
Loss on debt extinguishment	$2,105,000	60.6%	$-	0.	%	$2,105,000	*NM
*NM= Not measureable

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007			Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales		Amount	% of change
Loss on debt extinguishment	$2,467,000	29.7%	$-	0.	%	$2,467,000	*NM
*NM= Not measureable

For the three months ended March 31, 2008, we incurred a loss on debt extinguishment of $2.1 million. During the quarter, part of our Series A and B convertible notes were converted into common stock which resulted in the non-cash loss of $2.1 million.

For the six months ended March 31, 2008, we incurred a loss on debt extinguishment of $2.5 million. That loss was the result of a loss of $2.8 million related to converting Series A and B convertible notes into common stocks. The loss was partially offset by a gain of $0.4 million on settlement of loan due to Coach Capital LLC and Infotech Essentials Ltd.

Other income (expense)

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$46,000	1.3%	$7,000	233.3%	$39,000	557.1%
Interest expense	(298,000)	(8.6)%	(54,000)	(1,800.)%	(244,000)	451.9%
Loss on issuance of convertible notes	-	0. %	(15,209,000)	(506,966.7)%	15,209,000	*NM
Gain (loss) on change in fair market value of compound embedded derivative	11,190,000	322.4%	(12,600,000)	(420,000.)%	23,790,000	(188.8)%
Gain (loss) on change in fair market value of warrant liability	10,808,000	311.4%	(9,959,000)	(331,966.7)%	20,767,000	(208.5)%
Other expense	(290,000)	(8.4)%	-	0. %	(290,000)	*NM
Total other income (expense)	$21,456,000	618.1%	$(37,815,000)	(1,260,500.1)%	$59,271,000	(156.7)%
*NM= Not measureable

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$56,000	0.7%	$13,000	433.3%	$43,000	330.8%
Interest expense	(576,000)	(6.9)%	(54,000)	(1,800.)%	(522,000)	966.7%
Loss on issuance of convertible notes	-	0. %	(15,209,000)	(506,966.7)%	15,209,000	*NM
Gain (loss) on change in fair market value of compound embedded derivative	12,289,000	147.9%	(12,600,000)	(420,000.)%	24,889,000	(197.5)%
Gain (loss) on change in fair market value of warrant liability	10,923,000	131.4%	(9,959,000)	(331,966.7)%	20,882,000	(209.7)%
Other expense	(328,000)	(3.9)%	-	0. %	(328,000)	*NM
Total other income (expense)	$22,364,000	269.2%	$(37,809,000)	(1,260,300.1)%	$60,173,000	(159.1)%
*NM= Not measureable

For the three months ended March 31, 2008, total other income was $21.5 million. We incurred an interest expense of $298,000 primarily related to 6% interest charges on Series A and B convertible notes. In the three months ended March 31, 2008, we recorded a gain on change in fair market value of compound embedded derivative of $11.2 million and a gain on change in fair market value of warrant liability of $10.8 million compared to a loss on change in fair market value of compound embedded derivative of $12.6 million and a loss on change in fair market value of warranty liability of $10.0 million during the three months ended March 31, 2007. Other expense of $290,000 was primarily related to foreign exchange loss.

For the six months ended March 31, 2008, total other income was $22.4 million. We incurred an interest expense of $576,000 primarily related to 6% interest charges on Series A and B convertible notes. In the six months ended March 31, 2008, we recorded a gain on change in fair market value of compound embedded derivative of $12.3 million and a gain on change in fair market value of warrant liability of $10.9 million compared to a loss on change in fair market value of compound embedded derivative of $12.6 million and a loss on change in fair market value of warrant liability of $10.0 million during the six months ended March 31, 2007. Other expense of $328,000 was primarily related to foreign exchange loss.

Financial Condition

Liquidity and Capital Resources

	March 31, 2008	September 30, 2007	Change

Cash and cash equivalents	$12,571,000	$3,908,000	$8,663,000

As of March 31, 2008, we had cash and cash equivalents of $12.6 million, as compared to $3.9 million at September 30, 2007. We funded our operations from private sales of equity and loans. In January 2008, we raised approximately $19.9 million (net of financing cost) through private equity financing. We are using the proceeds from the financing for working capital and additional plant construction. We believe that we currently have sufficient working capital to fund our current operations (one production line) for the next twelve months. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

	Six Months Ended March 31,
	2008	2007

Net cash provided by (used in):

Operating activities	$(9,959,000)	$(3,285,000)

Investing activities	(2,550,000)	(2,287,000)

Financing activities	19,887,000	17,139,000

Effect of exchange rate changes on cash and cash equivalents	1,285,000	33,000

Net decrease in cash and cash equivalents	$8,663,000	$11,600,000

Net cash used in operating activities were $10.0 million and $3.3 million for the six months ended March 31, 2008 and 2007, respectively. The increase of $6.7 million was mainly used to support the daily operations and expand the company’s selling, marketing and general and administrative functions. The increase of net cash used in operating activities from operating loss less non-cash items such as gain on change in fair market value of warrant liability, gain on change in fair market value of compound embedded derivatives, loss on issuance of convertible notes, depreciation and stock-based compensation charge was approximately $3.1 million. In addition, the increase of net cash used in operating activities was attributable to the changes in operating assets and liabilities of $3.6 million, mainly from higher accounts receivable and lower accounts payable, partially offset by higher customer advance payment at March 31, 2008.

Net cash used in investment activities were $2.6 million and $2.3 million for the six months ended March 31, 2008 and 2007, respectively. The increase of $0.3 million in the use of cash was due to the cost to complete and enhance our manufacturing facility and production line in Shanghai, China.

Net cash provided by financing activities totaled $19.9 million and $17.1 million for the six months ended March 31, 2008 and 2007, respectively. The increase of $2.8 million was mainly due to proceeds of $19.9 million in January 2008 from issuing common stocks and warrants, net of financing cost through private equity financing compared to proceeds of $17.0 million in March 2007 from issuing convertible notes and common stock, net of deferred acquisition costs through private equity financing.

The exchange rate changes on cash and cash equivalents were primarily from exchange gains of balances held in Chinese Renminbi (RMB). The exchange rates at March 31, 2008 and September 30, 2007 were 1 U.S. dollar for RMB 7.0190 and 1 U.S. dollar for RMB 7.5108, respectively.

Our current cash requirements are significant because, aside from our operational expenses, we are building our inventory of silicon wafers as we ramp-up our production capability. We also have plans to construct a second production line in fiscal year 2008. The cost of silicon wafers, which is the primary cost of sales for our SolarE solar modules, is currently volatile and is expected to rise due to a current supply shortage. We are uncertain of the extent to which this will negatively affect our working capital in the near future. A significant increase in the cost of silicon wafers that we cannot pass on to our customers could cause us to run out of cash more quickly than our projections, requiring us to raise additional funds or curtail operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of the existence of a material weakness related to inadequate control over accounting and reporting for certain non-routine transactions. During the process of preparing the fiscal year 2007 Form 10-KSB, management was incorrect in calculating the withholding tax liability associated with stock options exercised by the President and CEO of the Company. We restated our consolidated financial statements for the fiscal year ended September 30, 2006 and subsequent quarters ended June 30, 2007, March 31, 2007 and December 31, 2006 in order to properly reflect additional accrued liability.

We have taken the following steps to correct this weakness:

•	In October 2007, we added a financial controller to oversee our Chinese operations;

•	During the quarter ended December 31, 2007, we began training of our accounting staff on generally accepted accounting principles in the United States (“U.S. GAAP”); and

•
We began implementation of an Enterprise Resource Planning system in December 2007 to improve our accounting data collection and analysis capability. We expect the project to complete during the fiscal year 2008.

Internal Control Over Financial Reporting

Except as discussed above, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Reference is made to the disclosures above in Item 4. Controls and Procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-KSB.

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

10.1
Form of Securities Purchase Agreement between the Company and certain Buyers (as defined therein) dated as of January 11,   2008, incorporated by reference from Exhibit 10.29 to our Form 8-K filed on January 16, 2008 (without schedules and   exhibits).

10.2	Form of Series C Warrant dated as of January 11, 2008, incorporated by reference from Exhibit 10.30 to our Form 8-K filed on January 16, 2008.

31.1	Section 302 Certification - Chief Executive Officer*

31.2	Section 302 Certification - Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ENERTECH CORP.

Date: May 9, 2008	By:	/s/ Anthea Chung
Anthea Chung
Chief Financial Officer