Form 10-Q
period 2008-06-30
SOLAR ENERTECH CORP
filed 2008-08-14
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number 333-120926

SOLAR ENERTECH CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

Number of shares outstanding of registrant’s class of common stock as of August 1, 2008: 111,906,710

Table of Contents

SOLAR ENERTECH CORP

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Solar EnerTech Corp.
Condensed Consolidated Balance Sheets

	June 30, 2008	September 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,681,000	$3,908,000
Accounts receivable	2,568,000	913,000
Advance payments and other	4,955,000	6,500,000
Inventories, net	9,312,000	5,708,000
VAT taxes receivable	2,601,000	-
Other receivable	1,438,000	590,000
Total current assets	23,555,000	17,619,000
Fixed assets, net of accumulated depreciation	8,300,000	3,215,000
Deferred financing costs, net of accumulated amortization	1,860,000	2,540,000
Deposits	3,105,000	1,741,000
Total assets	$36,820,000	$25,115,000

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$589,000	$2,891,000
Customer advance payment	1,184,000	1,603,000
Accrued interest expense	-	615,000
Accrued expenses	485,000	507,000
Accounts payable and accrued liabilities, related parties	3,969,000	3,969,000
Demand note payable to a related party	-	450,000
Demand notes payable	-	700,000
Derivative liabilities	2,500,000	16,800,000
Warrant liabilities	6,360,000	17,390,000
Total current liabilities	15,087,000	44,925,000
Convertible notes, net of discount	55,000	7,000
Total liabilities	15,142,000	44,932,000

Commitments and contingencies (Note 11)

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock - 200,000,000 shares authorized at $0.001 par value 111,616,855 and 78,827,012 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	112,000	79,000
Additional paid in capital	70,519,000	39,192,000
Other comprehensive income	2,361,000	592,000
Accumulated deficit	(51,314,000)	(59,680,000)
Total stockholders' equity (deficit)	21,678,000	(19,817,000)
Total liabilities and stockholders' equity (deficit)	$36,820,000	$25,115,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar EnerTech Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net sales	$10,272,000	$1,517,000	$18,582,000	$1,520,000
Cost of sales	(10,235,000)	(1,507,000)	(19,680,000)	(1,513,000)
Gross profit (loss)	37,000	10,000	(1,098,000)	7,000

Operating expenses:
Selling, general & administrative	1,606,000	2,798,000	8,185,000	7,733,000
Research & development	198,000	7,000	483,000	113,000
Loss on debt extinguishment	1,529,000	-	3,996,000	-
Total operating expenses	3,333,000	2,805,000	12,664,000	7,846,000

Operating loss	(3,296,000)	(2,795,000)	(13,762,000)	(7,839,000)

Other income (expense):
Interest income	24,000	27,000	80,000	40,000
Interest expense	(238,000)	(280,000)	(814,000)	(334,000)
Loss on issuance of convertible notes	-	-	-	(15,209,000)
Gain (loss) on change in fair market value of compound embedded derivative	(22,000)	7,100,000	12,267,000	(5,500,000)
Gain (loss) on change in fair market value of warrant liability	107,000	4,532,000	11,030,000	(5,427,000)
Other expense	(107,000)	(267,000)	(435,000)	(267,000)
Net income (loss)	$(3,532,000)	$8,317,000	$8,366,000	$(34,536,000)

Net income (loss) per share - basic	$(0.03)	$0.11	$0.09	$(0.44)
Net income (loss) per share - diluted	$(0.03)	$(0.03)	$(0.10)	$(0.44)

Weighted average shares outstanding - basic	104,528,145	78,807,012	97,518,130	78,257,561
Weighted average shares outstanding - diluted	104,528,145	119,343,005	120,531,481	78,257,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

Solar EnerTech Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$8,366,000	$(34,536,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of fixed assets	877,000	10,000
Stock-based compensation	4,777,000	6,349,000
Loss on issuance of convertible notes	-	15,209,000
Loss on debt extinguishment	3,996,000	-
Inventory reserve	438,000	-
Amortization of note discount and deferred financing cost	61,000	2,000
Loss (gain) on change in fair market value of compound embedded derivative	(12,267,000)	5,500,000
Loss (gain) on change in fair market value of warrant liability	(11,030,000)	5,427,000
Changes in operating assets and liabilities:
Accounts receivable	(1,339,000)	(85,000)
Advance payments and other	2,069,000	(2,774,000)
Inventories, net	(3,485,000)	(4,011,000)
VAT taxes receivable	(2,601,000)	-
Other receivable	(848,000)	-
Accounts payable and accrued liabilities	(2,735,000)	1,480,000
Customer advance payment	(419,000)	794,000
Accounts payable and accrued liabilities, related parties	-	(35,000)
Net cash used in operating activities	(14,140,000)	(6,670,000)

Cash flows from investing activities:
Acquisition of fixed assets	(5,482,000)	(2,671,000)
Deposits on equipment	(1,364,000)	388,000
Net cash used in investing actives	(6,846,000)	(2,283,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering cost	19,887,000	1,089,000
Proceeds from note payable	-	100,000
Proceeds from issuance of convertible notes, net of offering cost	-	15,950,000
Net cash provided by financing activities	19,887,000	17,139,000

Effect of exchange rate on cash and cash equivalents	(128,000)	84,000
Net increase (decrease) in cash and cash equivalents	(1,227,000)	8,270,000
Cash and cash equivalents, beginning of period	3,908,000	2,799,000
Cash and cash equivalents, end of period	$2,681,000	$11,069,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOLAR ENERTECH CORP.

Notes to Condensed Consolidated Financial Statements
June 30, 2008 (Unaudited)

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

On July 18, 2006, the Company executed an agency agreement with Solar EnerTech (Shanghai) Co., Ltd. (formerly known as Infotech (Shanghai) Solar Technologies Ltd.), effective April 10, 2006, to engage in business in China on its behalf. Infotech Shanghai is controlled through a Hong Kong company which is controlled by the Company’s President and CEO. See additional disclosures related to the agency agreement in Note 2 described below.

The Company was in the development stage through March 31, 2007. The quarter ended June 30, 2007 was the first quarter during which the Company was considered an operating company and no longer in the development stage.

On August 13, 2008 the Company reincorporated to the State of Delaware. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting

These consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America, and include the accounts of Solar EnerTech and its wholly-controlled variable interest entities, Infotech (Hong Kong) Solar Technologies Ltd (“Infotech HK”) and Solar EnerTech (Shanghai) Co., Ltd. (formerly known as Infotech (Shanghai) Solar Technologies Ltd.) (“Infotech Shanghai”). Collectively, the variable interest entities are referred to in these financial statements as “Infotech”. Infotech HK is the holding company for Infotech Shanghai. Infotech HK does not have any investments or operations separate from Infotech Shanghai. All material intercompany accounts and transactions have been eliminated. The minority interests in Infotech were not significant at June 30, 2008 and as a result, no minority interest balance is reflected in these financial statements.

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

Under the Agency Agreement dated April 10, 2006, the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. Because the Company and Infotech share the same managers and staff and the Company provides Infotech’s sole source of financial support, the companies effectively operate as parent and subsidiary. Infotech is not compensated for its services as agent; however, the Company is required to reimburse Infotech for the normal and usual expenses of managing the Company’s business activities as contemplated by the agreement. The Company does not have any responsibility to absorb costs incurred by Infotech beyond those incurred in its capacity as an agent for the Company, nor does the Company has any rights to future returns of Infotech that are not associated with them acting in their capacity as our agent. However, substantially all of Infotech’s operations consist of them acting as our agent.

Under the terms of the Agency Agreement, the Agency Agreement continues through its initial term ended April 10, 2008 term and remains effective on a month-to-month basis unless otherwise terminated. The Company may terminate the agreement at any time. While the Agency Agreement did not specifically provide the right for Infotech Shanghai to terminate the agreement after expiration of the initial term on April 10, 2008, Infotech Shanghai may presumably terminate the Agency Agreement at any time by electing not to continue. Upon termination of the agreement, (i) Infotech Shanghai is obligated to return any funds advanced by the Company for future expenses and deliver to the Company a final accounting of expenses incurred on behalf of the Company along with associated books and records and (ii) the Company is obligated to pay Infotech Shanghai any outstanding amounts owed to Infotech Shanghai. Upon termination of the Agency Agreement, shareholders of the Company would not have rights to the net assets of Infotech Shanghai which exist independent of the Agency Agreement. However, any property, plant and equipment purchased or constructed on behalf of the Company under the Agency Agreement which were funded by the Company are legally owned by the Company and not by Infotech Shanghai and therefore while the Agency Agreement does not specifically provide for the transfer of any of the net assets of Infotech Shanghai, under general principals of agency law, Infotech Shanghai would be required to transfer such assets to the Company upon request.

While Infotech is not a subsidiary of the Company, under Chinese law, funds held by Infotech for the operation of the Company’s business can be transferred from Infotech pursuant to an agreement such as the existing Agency Agreement. We are not aware of any significant currency or other restrictions on Infotech’s ability to perform under the Agency Agreement.

All of the Company’s business activities conducted in China are carried out by Infotech. As of June 30, 2008 and September 30, 2007, total assets held by Infotech as agent for the Company amounted to $33.0 million and $21.6 million, respectively. Total advances and reimbursements made to date from the Company to Infotech as of June 30, 2008 and September 30, 2007 were $34.4 million and $26.2 million, respectively, which effectively represent intercompany receivables to the Company from Infotech Shanghai which are eliminated during consolidation. Infotech’s operating expenses on behalf of Solar for the nine months ended June 30, 2008 and 2007 totaled $2.5 million and $0.7 million, respectively. Infotech’s only debt consisted of advances received from the Company.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method. Raw material cost is based on purchase costs while work-in-progress and finished goods comprise of direct materials, direct labor and an allocation of manufacturing overhead costs. Inventory in-transit is included in finished goods and consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

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

Unrecognized Tax Benefits

Effective on October 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority based solely on the technical merits of the associated tax position.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company also elected the accounting policy that requires interest recognized in accordance with Paragraph 15 of FIN 48 and penalties recognized in accordance with Paragraph 16 of FIN 48 be classified as part of its income taxes. The Company classifies the unrecognized tax benefits that are expected to result in payment or receipt of cash within one year as current liabilities, otherwise, the unrecognized tax benefits will be classified as non-current liabilities. Additionally, FIN 48 provides guidance on de-recognition, accounting in interim periods, disclosure and transition.  See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

Derivative financial instruments

Statement of Financial Accounting Standard No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on the balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Revenue Recognition

The Company recognizes revenues from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

On a transaction by transaction basis, we determine if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, (“EITF99-19”). We consider the following factors when we determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

For the nine months ended June 30, 2008, approximately 12% of the Company’s revenue came from reselling of polysilicon or wafer raw materials. There was no such revenue for the quarter ended June 30, 2008. All transactions related to reselling of polysilicon or wafer raw materials incurred in fiscal year 2008 were recorded on a gross basis. For the three months ended June 30, 2008, approximately 13% of the Company’s revenue came from contract manufacturing of solar modules. We produced modules based on requirements specified by the customer. Our revenue related to contract manufacturing was recorded on a net basis based on criteria discussed in EITF 99-19.

Segment Information

The Company identifies its operating segments based on its business activities and geographical locations. The Company operates within a single operating segment - the manufacture of solar energy cells and modules. The Company operates in the United States and in China. All of the Company’s sales occurred in China and substantially all of the Company’s fixed assets are located in China.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations. The Company has also reclassified current year to date amounts, specifically relating to stock-based compensation expense.

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

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 160 will be effective for the Company on October 1, 2009, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of SFAS 160 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS 141(R)”), “Business Combinations.” The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 141(R) will be effective for the Company on October 1, 2009, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of Statement 141(R) on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Thus, the Company is required to adopt this standard on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS 161 on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adopting SFAS 162 on its financial position and results of operations.

NOTE 3 — INVENTORIES

At June 30, 2008 and September 30, 2007, inventories consist of:

	June 30, 2008	September 30, 2007
Raw materials	$4,636,000	$2,724,000
Work in process	204,000	839,000
Finished goods	4,472,000	2,145,000
Total inventories	$9,312,000	$5,708,000

At June 30, 2008, the Company had $2.9 million of raw materials loaned to a customer in conjunction with the contract manufacturing arrangement.

NOTE 4 — ADVANCE PAYMENTS AND OTHER

At June 30, 2008 and September 30, 2007, advance payments and other consist of:

	June 30, 2008	September 30, 2007
Prepayment for raw materials	$4,796,000	$6,500,000
Others	159,000	-
Total advance payments and other	$4,955,000	$6,500,000

NOTE 5— FIXED ASSETS

At June 30, 2008 and September 30, 2007, fixed assets consist of:

	June 30, 2008	September 30, 2007
Production equipment	$5,103,000	$1,065,000
Leasehold improvement	2,235,000	1,615,000
Automobiles	539,000	333,000
Office equipment	352,000	88,000
Machinery	201,000	455,000
Furniture	38,000	38,000
Construction in progress	1,173,000	-
Total Fixed Assets	9,641,000	3,594,000
Less: Accumulated depreciation	(1,341,000)	(379,000)
Net Fixed Assets	$8,300,000	$3,215,000

NOTE 6 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the three and nine months ended June 30, 2008 and June 30, 2007, respectively, except for certain minimum state taxes.

The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that the Company will generate sufficient taxable income in future periods to realize the benefit of the Company’s deferred tax assets. As of June 30, 2008 and June 30, 2007, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on the Company’s balance sheet as an asset. Realization of the Company’s deferred tax assets is limited and the Company may not be able to fully utilize these deferred tax assets to reduce the Company’s tax rates.

As of June 30, 2008, due to the history of losses the Company has generated in the past, the Company believes that it is more-likely-than-not that the deferred tax assets cannot be realized before the respective utilization expiration dates. Therefore, we have a full valuation allowance on our deferred tax assets. Utilization of the net operating loss carry forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company also has net operating losses in its foreign jurisdiction and that loss can be carried over 5 years from the year the loss was incurred.

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

NOTE 7— CONVERTIBLE NOTES

On March 7, 2007, the Company entered into a securities purchase agreement to issue $17,300,000 of secured convertible notes (the “notes”) and detachable stock purchase warrants (the “warrants”). Accordingly, during the three months ended March 31, 2007, the Company sold units consisting of:

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

The warrants (including the advisor warrants) are classified as a liability, as required by SFAS No. 150, due to the terms of the warrant agreement which contains a cash redemption provision in the event of a fundamental transaction. The warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in the accompanying consolidated statements of operations.

The following table summarizes the valuation of the notes, the warrants (including the advisor warrants), and the compound embedded derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding advisor warrants)	(15,909,000)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,000
Carrying amount of notes at grant date	$-

Amortization of note discount	$7,000
Carrying amount of notes at September 30, 2007	7,000
Amortization of note discount	48,000
Carrying amount of notes at June 30, 2008	$55,000

Fair value of warrant liability (including advisor warrants) at issuance	$17,100,000
Loss on fair market value of warrant liability	290,000
Fair value of warrant liability at September 30, 2007	17,390,000
Gain on fair market value of warrant liability	(11,030,000)
Fair value of warrant liability at June 30, 2008	$6,360,000

Fair value of compound embedded derivative at grant date	$16,600,000
Loss on fair market value of embedded derivtive liability	200,000
Fair value of compound embedded derivative at September 30, 2007	16,800,000
Gain on fair market value of embedded derivative liability	(12,267,000)
Conversion of Series A and B Notes	(2,033,000)
Fair value of compound embedded derivative at June 30, 2008	$2,500,000

The value of the warrants (including the advisor warrants) was estimated using a binomial valuation model with the following assumptions:

	June 30, 2008	September 30, 2007
Implied term (years)	3.68	4.43
Suboptimal exercise factor	2.5	2.5
Volatility	82%	72%
Dividend yield	0%	0%
Risk free interest rate	3.06%	4.23%

In conjunction with March 2007 financing, we recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the advisor warrants. The deferred financing cost is amortized over the three year life of the notes using a method that approximates the effective interest rate method. The advisor warrants were recorded as a liability and adjusted to fair value in each subsequent period. As of June 30, 2008, total unamortized deferred financing cost was $1.9 million.

The method used to estimate the value of the CED as of each valuation date was a Monte Carlo simulation. Under this method the various features, restrictions, obligations and option related to each component of the CED were analyzed and spreadsheet models of the net expected proceeds resulting from exercise of the CED (or non-exercise) were created. Each model is expressed in terms of the expected timing of the event and the expected stock price as of that expected timing.

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

The significant assumptions used in estimating stock price paths as of each valuation date are:

	June 30, 2008	September 30, 2007
Starting stock price (closing price on date preceding valuation date)	$0.59	$1.28
Annual volatility of stock	82.30%	72.10%
Risk free rate	2.63%	3.97%

Additional assumptions were made regarding the probability of occurrence of each exercise scenario, based on stock price ranges (based on the assumption that scenario probability is constant over narrow ranges of stock price). The key scenarios included public offering, bankruptcy and other defaults.

During the quarter ended June 30, 2008, $1.5 million of Series A and B convertible notes were converted into our common shares. We recorded a loss on debt extinguishment of $1.5 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates. For the nine months ended June 30, 2008, $4.6 million of Series A and B convertible notes were converted into our common shares. We recorded a loss on debt extinguishment of $4.4 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates.

The loss on debt extinguishment is computed at the conversion dates as follow:

	Three Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2008
Fair value of the common shares	$1,735,000	$5,743,000
Unamortized deferred financing costs associated with the converted notes	224,000	673,000
Fair value of the CED liability associated with the converted notes	(422,000)	(2,033,000)
Accreted amount of the notes discount	(8,000)	(13,000)
Loss on debt extinguishment	$1,529,000	$4,370,000

For the nine months ended June 30, 2008, we recorded $4.4 million of loss on debt extinguishment from Series A and B convertible notes. This loss was offset by a gain on debt extinguishment from settlement agreement with Coach Capital LLC in the amount of $0.4 million (see Note 8 below).  The net amount of $4.0 million loss on debt extinguishment is included in the Consolidated Statements of Operations.

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

The warrants (including the advisor warrants) are classified as a liability in accordance with SFAS No. 150, as interpreted by FASB Staff Position 150-1“Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both  Liabilities and Equity”, due to the terms of the warrant agreements which contain cash redemption provisions in the event of a fundamental transaction, which provide that the Company would repurchase any unexercised portion of the warrants at the date of the occurrence of the fundamental transaction for the value as determined by the Black-Scholes Merton valuation model. As a result, the warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in the accompanying Consolidated Statements of Operations.

A summary of warrant activities through June 30, 2008 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with common stock purchase	2,500,000	1.00	Additional paid in capital
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Outstanding at September 30, 2007	33,343,100
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Expired	(2,500,000)	1.00	Additional paid in capital
Outstanding at June 30, 2008	56,377,190

At June 30, 2008, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.57-$0.69	2,017,775	$0.60	3.71
$0.88-$1.00	47,113,038	$0.95	4.16
$1.21	7,246,377	$1.21	3.69

Options

Non-Plan Options

Pursuant to an option agreement dated March 1, 2006 between Jean Blanchard, a former officer and director, and the President of the Company, the President has the right and option to purchase a total of 36,000,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vest in three equal installments over a period of two years, with the first installment vesting immediately, and the remaining installments vesting at 12 and 24 months after the date of the agreement. During the year ended September 30, 2006, the President exercised 10,750,000 options to purchase 10,750,000 shares and transferred 5,750,000 shares to various employees of Infotech Shanghai. The Company recorded a stock compensation charge of $10.7 million in the fiscal year ended September 30, 2006 for the transfer of shares to the employees.

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

The fair value of the options granted under these agreements was estimated at $26.4 million using the Black-Scholes stock price valuation model with the following assumptions:

•	Volatility of 82.57%;

•	Risk-free interest rate of 4.65%;

•	Expected lives - 4 years;

•	No dividend yield; and

•	Market value per share of stock on measurement date of $0.70.

Summary information regarding these options as of June 30, 2008 is as follows:

					Options Outstanding
						Weighted
	Number				Number	Average	Weighted
	of				Outstanding	Remaining	Average
	Options		Exercise		At June	Contractual	Exercise
	Granted	Expiration Date	Price	Exercised	30, 2008	Life (year)	Price
Granted to Leo Young, the President, March 1, 2006	36,000,000	February 10, 2010	$0.0001	10,750,000	25,250,000	1.62	$0.0001
Granted to Frank Fang Xie, a former director, March 1, 2006	1,500,000	February 10, 2010	$0.0001	—	1,500,000	1.62	$0.0001
Total	37,500,000			10,750,000	26,750,000	1.62

Mr. Xie’s option vested on the grant date in March 2006. The option to purchase 25.3 million shares of the Company’s common stock for Mr. Young has vested in March 2008.

2007 Equity Incentive Plan

In September 2007, the Company adopted the 2007 Stock Incentive Plan (the “Plan”) that allows the Company to grant non-statutory stock options to employees, consultants and directors. A total of 10,000,000 shares of the Company’s common stock are authorized for issuance under the Plan. The maximum number of shares that may be issued under the Plan will be increased for any options granted that expire, are terminated or repurchased by the Company for an amount not greater than the holder’s purchase price and may also be adjusted subject to action by the stockholders for changes in capital structure. Stock options may have exercise prices of not less than 100% of the fair value of a share of stock at the effective date of the grant of the option.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under this Plan is as follows:

	Shares Available For Grant	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2006	—	—	—	—
Shares reserved	10,000,000	—
Options granted	(7,300,000)	7,300,000	$0.66	$1.20
Options exercised	—	—	—	—
Options cancelled	—	—	—	—
Balance at September 30, 2007	2,700,000	7,300,000	$0.66	$1.20
Options cancelled	298,958	(298,958)	$0.55	$1.20
Options granted	(870,000)	870,000	$0.37	$0.61
Balance at June 30, 2008	2,128,958	7,871,042	$0.38	$0.62

At June 30, 2008 and September 30, 2007, 7,871,042 and 7,300,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 9.28 years and an exercise price of $0.62 and $1.20, respectively. Of these options, 2,694,590 and 1,453,338 shares were vested and exercisable on June 30, 2008 and September 30, 2007, respectively. The fair values of employee stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2008
Volatility	99.2%	99.2%
Expected dividend	0.0%	0.0%
Risk-free interest rate	2.24%	2.38%
Expected term in years	2.2	2.6
Weighted-average fair value	$0.36	$0.37

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the Plan, which, among other things, will increase the maximum number of shares of Common Stock that may be issued under the Plan from 10,000,000 shares to 15,000,000 shares upon its effectiveness upon the Company’s anticipated reincorporation to the State of Delaware.

On May 9, 2008, the Compensation Committee of the Board of Directors of the Company authorized the repricing of all outstanding options issued to current employees, directors, officers and consultants prior to February 5, 2008 under the Company’s 2007 Equity Incentive Plan ("Plan") to $0.62, determined in accordance with the Plan as the closing price for shares of Common Stock on the Over-the-Counter Bulletin Board on the date of the repricing.

The Company repriced a total of 7,720,000 shares of Common Stock underlying outstanding options. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non-vested options relating to the May 9, 2008 repricing is approximately $0.4 million which will be expensed ratably over the remaining vesting period. Additional compensation expense on vested options relating to the May 9, 2008 repricing is approximately $0.3 million which was fully expensed as of June 30, 2008. The repriced options had originally been issued with $0.94 to $1.65 per share option exercise prices, which prices reflected the then current market prices of our stock on the dates of original grant. As a result of the recent sharp reduction in our stock price, our Board of Directors believed that such options no longer would properly incentivize our employees, officers, directors and consultants who held such options to work in the best interests of our company and stockholders.

In accordance with the provisions of SFAS 123(R), the Company has recorded stock-based compensation expense of $0.6 million and $4.8 million for the three months and nine months ended June 30, 2008, respectively, which include the compensation effect for the options repriced. The stock-based compensation expense is based on the fair value of the options at the grant date.

NOTE 9 — OTHER COMPREHENSIVE INCOME

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(3,532,000)	$8,317,000	$8,366,000	$(34,536,000)
Other comprehensive income:
Change in foreign currency translation	484,000	74,000	1,769,000	84,000
Comprehensive income (loss)	$(3,048,000)	$8,391,000	$10,135,000	$(34,452,000)

Accumulated other comprehensive income at June 30, 2008 and September 30, 2007 is comprised of accumulated translation adjustments of $2.4 million and $0.6 million, respectively.

NOTE 10 — NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Calculation of net income (loss) per share - basic:

Net income (loss)	$(3,532,000)	$8,317,000	$8,366,000	$(34,536,000)
Weighted-average number of common shares outstanding	104,528,145	78,807,012	97,518,130	78,257,561
Net income (loss) per share - basic	$(0.03)	$0.11	$0.09	$(0.44)

Calculation of net loss per share - diluted:

Net income (loss)	$(3,532,000)	$8,317,000	$8,366,000	$(34,536,000)
Less: Gain on change in fair market value of compound embedded derivative	—	(7,100,000)	(12,267,000)	—
Interest expense on convertible notes	—	259,000	814,000	—
Less: Gain on change in fair market value of advisor warrants	—	—	(765,000)	—
Less: Gain on change in fair market value of Series B warrants	—	(4,531,000)	(7,786,000)	—
Net loss assuming dilution	$(3,532,000)	$(3,055,000)	$(11,638,000)	$(34,536,000)

Weighted-average number of common shares outstanding	104,528,145	78,807,012	97,518,130	78,257,561
Effect of potentially dilutive securities:
Warrants issued to advisors	—	11,710,668	511,102	—
Convertible notes	—	28,825,325	21,397,371	—
Series B Warrants	—	—	1,104,878	—
Weighted-average number of common shares outstanding assuming dilution	104,528,145	119,343,005	120,531,481	78,257,561

Net loss per share - diluted	$(0.03)	$(0.03)	$(0.10)	$(0.44)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Capital investments

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, the Company is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollar based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 6.8591.

Year	Amount
2008 (Remaining balance)*	$966,000
2009	933,000
2010	933,000
2011	1,108,000
Total	$3,940,000

*
The amount includes approximately $149,000 of 2007 commitment, which remained unpaid as of June 30, 2008. The Company intended to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. The delay in payment could lead to Shanghai University requesting the Company to pay the committed amount within a certain time frame. If the Company is still not able to correct the breach within the time frame, Shanghai University could seek compensation up to an additional 15% of the committed amount which would then total a 2007 commitment of approximately $656,000. As of the date of this report, we have not received any request from Shanghai University.

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

Expenditures under his agreement are accounted for as research and development expenditures under Statement of Financial Accounting Standard No. 2, “Accounting for Research and Development Costs” and expensed as incurred.

NOTE 12 — RELATED PARTY TRANSACTIONS

At June 30, 2008, accounts payable and accrued liabilities, related party, of $4 million primarily represent compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by our President and CEO of the transaction incurred in the fiscal year 2006. The amount represents the Company’s estimate of the tax withholding obligation.

NOTE 13 - SUBSEQUENT EVENTS

Reincorporation

On August 13, 2008, the Company entered into an Agreement and Plan of Merger with Solar EnerTech Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Solar EnerTech Delaware”), whereby the Company merged with and into Solar EnerTech Delaware in order to effect a reincorporation changing the Company’s state of domicile from Nevada to Delaware (the “Reincorporation”). After the Reincorporation, the Company ceased to exist and Solar EnerTech Delaware was the surviving entity.

The Reincorporation was duly approved by both the Company’s Board of Directors and a majority of the Company’s stockholders at its annual meeting of stockholders held on May 5, 2008. On August 13, 2008, the Reincorporation was completed. The Reincorporation into Delaware did not result in any change to the Company’s business, management, employees, directors, capitalization, assets or liabilities.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to “Solar EnerTech”, the “Company,” “we,” “our,” and “us” refer to Solar EnerTech Corp. and its subsidiaries.

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

Overview

We were incorporated under the laws of the state of Nevada on July 7, 2004 and engaged in a variety of businesses, including home security assistance, until March 2006, when we began our current operations. We manufacture and sell photovoltaic (commonly known as “PV”) cells and modules. PV modules consist of solar cells that produce electricity from the sun’s rays. Our manufacturing operations are based in Shanghai, China, where we established a 63,000 square-foot manufacturing facility. We also plan to expand our marketing, purchasing and distribution office in Menlo Park, California. While we expect to sell most of our products in Europe, the United States and China, our goal is to become a worldwide supplier of PV cells.

We currently have one 25MW solar cell production line and 50MW solar module production facility. We intend to expand our solar cell production and add a second production line. We expect the second production line to be completed by the end of the 2008 calendar year.

During the quarter ended June 30, 2008, we recorded revenue of $10.3 million. A majority of the sales were to Sky Solar (Hong Kong) International Co., Ltd. (“Sky Solar”), a contract we previously disclosed in our Form 10-Q for the quarter ended March 31, 2008. We also shipped to other customers in Europe and Australia. Approximately 36% of modules shipped during the quarter used our own solar cells. The remaining cells were purchased from a third party. We are ramping up our solar cell production and expect to produce majority of the modules using our own cells in the fourth fiscal quarter 2008.

On January 11, 2008, we sold 24,318,181 shares of our common stock and 24,318,181 Series C warrants to purchase shares of common stock for an aggregate purchase price of $21.4 million in a private placement offering to accredited investors. The exercise price of the warrants is $1.00 per share. The warrants are exercisable for a period of 5 years from the date of issuance of the warrants. We used the net proceeds from the offering for working capital and general corporate purposes.

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the nine months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-KSB filed for the year ended September 30, 2007 with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2007 Annual Report on Form 10-KSB.

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

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 160 will be effective for the Company on October 1, 2009, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of SFAS 160 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS 141(R)”), “Business Combinations.” The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 141(R) will be effective for the Company on October 1, 2009, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of Statement 141(R) on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Thus, the Company is required to adopt this standard on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS 161 on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adopting SFAS 162 on its financial position and results of operations.

Results of Operations for the three and nine months ended June 30, 2008 and 2007

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-KSB and its subsequent amendments.

Revenues, Cost of Sales and Gross Margin

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Net sales	$10,272,000	100. %	$1,517,000	100. %	$8,755,000	577.1%
Cost of sales	(10,235,000)	(99.6)%	(1,507,000)	(99.3)%	(8,728,000)	579.2%
Gross profit (loss)	$37,000	0.4%	$10,000	0.7%	$27,000	270. %

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Net sales	$18,582,000	100. %	$1,520,000	100. %	$17,062,000	1,122.5%
Cost of sales	(19,680,000)	(105.9)%	(1,513,000)	(99.5)%	(18,167,000)	1,200.7%
Gross profit (loss)	$(1,098,000)	(5.9)%	$7,000	0.5%	$(1,105,000)	(15,785.7)%

For the three months ended June 30, 2008, the Company reported total revenue of $10.3 million compared to $1.5 million of revenue in the same period of the prior year. The revenue of $10.3 million during the three months ended June 30, 2008 primarily represented solar module sales of $9.0 million and contract manufacturing revenue of $1.3 million. The majority of the modules purchased by Sky Solar under the contract, which was previously disclosed in our Form 10-Q for the quarter ended March 31, 2008 were delivered during the quarter ended June 30, 2008. Besides Sky Solar, our modules were shipped to customers in Australia, Holland, Germany, Switzerland and Belgium. For contract manufacturing arrangement, we produced modules based on requirements specified by the customer.

For the nine months ended June 30, 2008, the Company recorded $18.6 million in revenue which was comprised of $14.3 million in solar module sales, $1.3 million in contract manufacturing revenue, $0.7 million in solar cell sales, and $2.3 million in resale of raw materials compared to $1.5 million of revenue in the same period of the prior year. We generated revenue from resale of raw materials such as silicon wafer because we were over-stocked due to our still-limited production capability.

For the three months ended June 30, 2008 and 2007, we incurred a gross profit of $37,000 and $10,000, respectively. The positive gross margin in the third quarter 2008 was primarily attributable to sales of our solar module compared to the prior year period where gross margin benefited primarily from the resale of raw materials.

For the nine months ended June 30, 2008, we incurred a negative gross margin of $1.1 million mainly from high manufacturing costs due to increased raw material cost and production inefficiencies associated with our low production volume.

Selling, general & administrative

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general & administrative	$1,606,000	15.6%	$2,798,000	184.4%	$(1,192,000)	(42.6)%

	Nine Months Ended June 30, 2008			Nine Months Ended June 30, 2007		Year-Over-Year Change
	Amount	% of net sales		Amount	% of net sales	Amount	% of change
Selling, general & administrative	$8,185,000	44.	%	$7,733,000	508.8%	$452,000	5.8%

For the three months ended June 30, 2008, we incurred selling, general and administrative expense of $1.6 million, representing a decrease of $1.2 million or 43% from $2.8 million in the three months ended June 30, 2007. The selling, general and administrative expense included stock-based compensation expense related to employee options of $0.5 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively. Excluding stock-based compensation expense, our selling, general & administrative costs increased by approximately $0.4 million largely from increases in professional fees, the number of additional employees hired as we grow our business, and increased sales and marketing activities.

For the nine months ended June 30, 2008, we incurred selling, general and administrative expense of $8.2 million, representing an increase of $0.5 million or 5.8% from the $7.7 million incurred in the nine months ended June 30, 2007. The selling, general and administrative expense included stock-based compensation expense related to employee options of $4.7 million and $6.3 million for nine months ended June 30, 2008 and 2007, respectively. The overall increase in the selling, general and administrative expense excluding stock-based compensation was primarily related to increases in professional fees and the number of additional employees hired as we grow our business, and increased sales and marketing activities.

Research & development

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research & development	$198,000	1.9%	$7,000	0.5%	$191,000	2,728.6%

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research & development	$483,000	2.6%	$113,000	7.4%	$370,000	327.4%

Research and development expense represents expense incurred in-house as well as for the joint research and development program with Shanghai University. Research and development expense increased in the three and nine months ended June 30, 2008 and 2007 largely as a result of our commitment to fund our development contract with Shanghai University. In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding an additional $1.0 million in fiscal year 2008 and $3.0 million in the next 3 years. The delay in payment could lead to Shanghai University requesting the Company to pay the committed amount within a certain time frame. If the Company is still not able to correct the breach within the time frame, Shanghai University could seek compensation up to an additional 15% of the committed amount which would then total a 2007 commitment of approximately $656,000. As of the date of this report, we have not received any compensation request from Shanghai University. We expect to increase our funding to research and development activities as we grow our business.

Loss on debt extinguishment

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007			Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales		Amount	% of change
Loss on debt extinguishment	$1,529,000	14.9%	$-	0.	%	$1,529,000	*NM
*NM= Not measureable

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007			Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales		Amount	% of change
Loss on debt extinguishment	$3,996,000	21.5%	$-	0.	%	$3,996,000	*NM
*NM= Not measureable

For the three months ended June 30, 2008, we incurred a loss on debt extinguishment of $1.5 million. During the quarter, part of our Series A and B convertible notes were converted into common stock which resulted in the non-cash loss of $1.5 million.

For the nine months ended June 30, 2008, we incurred a loss on debt extinguishment of $4.0 million. That loss was the result of a loss of $4.4 million related to converting Series A and B convertible notes into common stocks. The loss was partially offset by a gain of $0.4 million on settlement of loan due to Coach Capital LLC and Infotech Essentials Ltd.

Other income (expense)

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$24,000	0.2%	$27,000	1.8%	$(3,000)	(11.1)%
Interest expense	(238,000)	(2.3)%	(280,000)	(18.5)%	42,000	(15.)%
Gain (loss) on change in fair market value of compound embedded derivative	(22,000)	(0.2)%	7,100,000	468. %	(7,122,000)	(100.3)%
Gain (loss) on change in fair market value of warrant liability	107,000	1. %	4,532,000	298.7%	(4,425,000)	(97.6)%
Other expense	(107,000)	(1.)%	(267,000)	(17.6)%	160,000	(59.9)%
Total other income (expense)	$(236,000)	(2.3)%	$11,112,000	732.5%	$(11,348,000)	(102.1)%

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$80,000	0.4%	$40,000	2.6%	$40,000	100. %
Interest expense	(814,000)	(4.4)%	(334,000)	(22.)%	(480,000)	143.7%
Loss on issuance of convertible notes	-	0. %	(15,209,000)	(1,000.6)%	15,209,000	*NM
Gain (loss) on change in fair market value of compound embedded derivative	12,267,000	66. %	(5,500,000)	(361.8)%	17,767,000	(323.)%
Gain (loss) on change in fair market value of warrant liability	11,030,000	59.4%	(5,427,000)	(357.)%	16,457,000	(303.2)%
Other expense	(435,000)	(2.3)%	(267,000)	(17.6)%	(168,000)	62.9%
Total other income (expense)	$22,128,000	119.1%	$(26,697,000)	(1,756.4)%	$48,825,000	(182.9)%
*NM= Not measureable

For the three months ended June 30, 2008, total other expense was $0.2 million, representing a decrease of $11.3 million compared to the same period of the prior year. We incurred interest expenses of $0.2 million and $0.3 million in the three months ended June 30, 2008 and 2007, respectively primarily related to the 6% interest charges on Series A and B convertible notes. In the three months ended June 30, 2008, we recorded a loss on a change in fair market value of a compound embedded derivative of $22,000 and a gain on change in the fair market value of warrant liability of $0.1 million. This compared to a gain on a change in the fair market value of a compound embedded derivative of $7.1 million and a gain on change in fair market value of warrant liability of $4.5 million during the three months ended June 30, 2007. Other expense of $0.1 million in the three months ended June 30, 2008 was primarily related to foreign exchange loss resulting from unfavorable movements in foreign exchange rates.

For the nine months ended June 30, 2008, total other income was $22.1 million, representing an increase of $48.8 million or 182.9% from other expense of $26.7 million in the nine months ended June 30, 2007. In the nine months ended June 30, 2008, we recorded a gain on a change in fair market value of a compound embedded derivative of $12.3 million and a gain on change in fair market value of warrant liability of $11.0 million compared to a loss on change in fair market value of compound embedded derivative of $5.5 million and a loss on change in fair market value of warrant liability of $5.4 million during the nine months ended June 30, 2007. We incurred interest expenses of $0.8 million and $0.3 million in the nine months ended June 30, 2008 and 2007, respectively, primarily related to 6% interest charges on Series A and B convertible notes. Other expense of $0.4 million in the nine months ended June 30, 2008 was primarily related to foreign exchange loss resulting from unfavorable movements in foreign exchange rates.

Liquidity and Capital Resources

	June 30, 2008	September 30, 2007	Change
Cash and cash equivalents	$2,681,000	$3,908,000	$(1,227,000)

As of June 30, 2008, we had cash and cash equivalents of $2.7 million, as compared to $3.9 million at September 30, 2007. We funded our operations mainly from private sales of equity securities and loans. We believe that we currently have sufficient working capital to fund our current operations (one production line) for the next twelve months. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

	Nine Months Ended June 30,
	2008	2007

Net cash provided by (used in):

Operating activities	$(14,140,000)	$(6,670,000)

Investing activities	(6,846,000)	(2,283,000)

Financing activities	19,887,000	17,139,000

Effect of exchange rate changes on cash and cash equivalents	(128,000)	84,000

Net decrease in cash and cash equivalents	$(1,227,000)	$8,270,000

Net cash used in operating activities were $14.1 million and $6.7 million for the nine months ended June 30, 2008 and 2007, respectively. The increase of $7.4 million was mainly used to support the daily operations and expand the company’s selling, marketing and general and administrative functions. The increased of net cash used in operating activities resulted from $2.7 million of lower non-cash items adjustments mainly from gain on change in fair market value of warrant liability, gain on change in fair market value of compound embedded derivatives, loss on issuance of convertible notes and stock-based compensation expense, partially offset by higher net income. In addition, the increase of net cash used in operating activities was attributable to the changes in operating assets and liabilities of $4.7 million, mainly from higher accounts receivable, higher VAT taxes receivable and lower accounts payable related to inventory purchases, partially offset by lower advanced payment for raw material at June 30, 2008.

Net cash used in investment activities were $6.8 million and $2.3 million for the nine months ended June 30, 2008 and 2007, respectively. The increase of $4.5 million in investing activities was due to increased investment in our manufacturing facility and production line in Shanghai, China.

Net cash provided by financing activities totaled $19.9 million and $17.1 million for the nine months ended June 30, 2008 and 2007, respectively. The increase of $2.8 million was mainly due to proceeds of $19.9 million in January 2008 from issuing common stock and warrants, net of financing cost through private equity financing. That compares to proceeds of $17.0 million received in March 2007 from issuing convertible notes and warrants, net of deferred acquisition costs through private equity financing.

The exchange rate changes on cash and cash equivalents were primarily from exchange gains of balances held in Chinese Renminbi (RMB). The exchange rates at June 30, 2008 and 2007 were 1 U.S. dollar for RMB 6.8591 and 1 U.S. dollar for RMB 7.6155, respectively.

Our current cash requirements are significant because, aside from our operational expenses, we are building our inventory of silicon wafers as we ramp-up our production capability. We are also constructing a second production line, which we expect to complete in calendar year 2008. The cost of silicon wafers, which is the primary cost of sales for our SolarE solar modules, is currently volatile and is expected to rise due to a current supply shortage. We are uncertain of the extent to which this will negatively affect our working capital in the near future. A significant increase in the cost of silicon wafers that we cannot pass on to our customers could cause us to run out of cash more quickly than our projections, requiring us to raise additional funds or curtail operations.

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

•
During the quarter ended June 30, 2008, we completed implementation of our Enterprise Resource Planning system to improve the reporting and business performance. The system is used by all key departments in all locations in China; and

•	Throughout the fiscal year 2008, we engaged a third party consultant with the requisite expertise to assist with analysis and accounting for non-routine transactions.

Internal Control Over Financial Reporting

Except as discussed above, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on May 5, 2008, the stockholders elected each of the nominees for directors to our Board of Directors. The votes were as follows:

Nominee	For	Withheld
Leo Shi Young	79,783,081	721,606
Shi Jian Yin	75,775,671	729,016
Kevin Koy	79,773,622	731,065
Robert Coackley	79,780,699	723,988
Donald Morgan	79,782,989	781,698

The following matters were also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:

Ratification of the Appointment of Ernst & Young Hua Ming

Shares
For approval	79,400,457
Against approval	281,787
Abstained	822,443

Amendment and Restatement of 2007 Equity Incentive Plan

Shares
For approval	62,261,251
Against approval	1,126,607
Abstained	347,552
Broker Non-Votes	16,796,277

Reincorporation into the State of Delaware

Shares
For approval	63,412,123
Against approval	202,101
Abstained	121,186
Broker Non-Votes	16,769,277

Approve an Increase of the Company’s Authorized Shares of Common Stock

Shares
For approval	72,938,280
Against approval	5,528,053
Abstained	538,354

Approve any Adjournments of the Meeting to another time and place

Shares
For approval	77,182,379
Against approval	2,105,252
Abstained	1,217,056

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

3.1	Certificate of Incorporation, Incorporated by reference from Exhibit 3.1 to our Form 8-K filed on August 14, 2008.

3.2	By-laws, Incorporated by reference from Exhibit 3.2 to our Form 8-K filed on August 14, 2008.

3.3
Agreement and Plan of Merger with Solar EnerTech Corp., a Nevada corporation and our predecessor in interest, dated August 13, 2008, incorporated by reference from Exhibit 2.1 to our Form 8-K filed on August 14, 2008.

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

SOLAR ENERTECH CORP.

Date: August 14, 2008	By:	/s/ Anthea Chung

Anthea Chung
Chief Financial Officer