Form 10-K
period 2008-09-30
SOLAR ENERTECH CORP
filed 2008-12-22
CIK 1307873

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008
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
Common Stock, $0.001 Par Value
 (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based on the closing sale price as of the last business day of the registrant’s second fiscal quarter, March 31, 2008, was approximately $51,903,895.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of December 18, 2008 was 112,444,346.

Documents Incorporated by Reference:    Portions of the registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year ended September 30, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, in particular in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the heading “Risks Related to Our Business,” “Risks Related to Doing Business in China” and “Risks Related To an Investment in Our Securities” in this document as well as other relevant risks detailed in the our filings with the Securities and Exchange Commission (the “SEC”) which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-K should be read in light of such risks.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING
 STATEMENTS

The forward-looking statements made in this report on Form 10-K relate only to events or information as of the date on which the statements are made in this report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I

ITEM 1. BUSINESS

Solar EnerTech Corp. was originally incorporated under the laws of the State of Nevada on July 7, 2004 as Safer Residence corporation and was reincorporated to the State of Delaware on August 13, 2008 (“Solar Enertech” or the “Company”).  The Company engaged in a variety of businesses until March 2006, when the Company began its current operations as a photovoltaic (“PV”) solar energy cell (“PV Cell”) manufacturer. The Company’s management decided that, to facilitate a change in business that was focused on the PV Cell industry, it was appropriate to change the Company’s name. A plan of merger between Safer Residence Corporation and Solar EnerTech Corp., a wholly-owned inactive subsidiary of Safer Residence Corporation, was approved on March 27, 2006, under which the Company was to be renamed “Solar EnerTech Corp.” On April 7, 2006, the Company changed its name to Solar EnerTech Corp.

The Company’s management in February 2008 decided that it was in the Company’s and its shareholders best interests to change the Company’s state of domicile from Nevada to Delaware (the “Reincorporation”).  On August 13, 2008, the Company, a Nevada entity at the time, entered into an Agreement and Plan of Merger with Solar EnerTech Corp., a Delaware corporation and wholly-owned subsidiary of the Nevada entity, (the “Delaware Subsidiary”), whereby the Nevada entity merged with and into Delaware Subsidiary in order to effect the Reincorporation. After the Reincorporation, the Nevada entity ceased to exist and the Company survived as a Delaware entity. The Reincorporation was duly approved by both the Company’s Board of Directors and a majority of the Company’s stockholders at its annual meeting of stockholders held on May 5, 2008. On August 13, 2008, the Reincorporation was completed. The Reincorporation into Delaware did not result in any change to the Company’s business, management, employees, directors, capitalization, assets or liabilities

The Company’s goal is to maximize its value through manufacturing and distribution of photovoltaic products globally. To date, the Company has established a 63,000-square-foot manufacturing facility in Shanghai, China. The Company currently has two 25MW solar cell production lines and a 50MW solar module production facility.

The Company has also established a Joint R&D Lab at Shanghai University to research and develop higher-efficiency cells and to put the results of that research to use in its manufacturing processes. Led by one of the industry’s top scientists, the Company expects its R&D program to help bring Solar EnerTech to the forefront of advanced solar technology research and production.

The Company’s future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and stockholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful, which would in turn significantly affect the Company’s ability to roll out its business plan. If not, the Company will likely be required to reduce operations or liquidate assets. The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company’s working capital and other cash requirements.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

The Market

Energy generated from PV cells continues to be researched and the resulting products deployed. PV technology is relatively a simple concept: harness the sun’s energy on a solid-state device and generate electricity. In many markets around the world – especially Japan, Germany, Spain and the U.S. – PV electricity has already become a favored energy choice, and within this established base, the technology of PV’s is poised to help transform the energy landscape within the next decade.

Photovoltaic Industry and the World

The photovoltaic industry has made huge improvements in solar cell efficiencies as well as having achieved significant cost reductions. The global photovoltaic industry is expanding rapidly:  In the last few years, most solar production has moved and continues to move to Europe and China. Countries like Germany and Spain have had government-incentive programs that have made solar systems more attractive. In the United States, the investment tax credits and production tax credit extensions were passed in October 2008.  We expect both the federal and state incentives to play an important role in boosting the use of solar electricity.

The price of electricity produced from solar cells is still significantly more expensive than from fossil fuels, such as coal and oil, especially when environmental costs are not considered. The competitiveness of solar-generated electricity in grid-connected applications is largely a function of electricity rates, which are subject to regulations and taxes that vary from country to country across the world.

With a solar boom being expected globally in the near future and with renewable energy laws being implemented as best-practice models often with attractive solar energy delivery compensation rules as in Germany, solar companies are currently expanding their activities (e.g. to Spain, Italy, France and Greece, and Holland). With growing markets in Southern Europe, Asia and the United States, numerous opportunities exist for competitors in the photovoltaic market.

Compared to other energy technologies, solar power’s benefits include:

•
Environmental Superiority. Solar power is one of the most benign electric generation resources. Solar cells and concentrated solar power (“CSP”) systems generate electricity without significant air or water emissions, habitat impact or waste generation;

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

•	Peak Generation. Solar power is well-suited to match peak energy needs as maximum sunlight hours generally correspond to peak demand periods when electricity prices are at their highest;

•	System Modularity. Solar power products can be deployed in many sizes and configurations to meet the specific needs of the user; and

•	Reliability. With no moving parts or regular required maintenance, photovoltaic systems are among the most reliable forms of electricity generation.

Company’s Strategy

The Company’s business strategy includes the acquisition, manufacturing and marketing of innovative PV Cells and modules in order to provide superior solutions to its customers. In so doing, we believe it will generate substantial value for its stockholders while contributing to energy security, and protection of ecosystems.

Principal Products and Services

The essential component in all solar panel applications is the photovoltaic solar cell, which converts the sun’s visible light into electricity. Solar cells are then assembled in modules for specific applications. The Company manufactures PV solar cells, designs and produces advanced PV modules for a variety of applications, such as standard panels for solar power stations, roof panels, solar arrays, and modules incorporated directly into exterior walls.

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

Sales Strategy

The Company manufactures high-quality, high-conversion-rate solar products. By keeping costs low, the Company expects to market its panels, to be trademarked as “SolarE,” at generally lower prices than many of our competitors.

Research & Development

The Company has established a joint Research and Development (“R&D”) laboratory with Shanghai University to facilitate improvements to the Company’s products. The main focus of this research laboratory is to:

(1)	Research and test theories of photovoltaics, thermo-physics, the physics of materials and chemistry;

(2)	Develop efficient and ultra-efficient PV cells with light/electricity conversion rate ranging from 20%-35%;

(3)	Develop environmentally-friendly high-conversion-rate manufacturing technology for chemical compound film PV cell materials;

(4)	Develop highly-reliable, low-cost manufacturing technology and equipment for thin-film PV cells;

(5)	Research and develop key materials for new low-cost flexible-film PV cells and non-vacuum technology; and

(6)	Research and develop key technologies and fundamental theories for third-generation PV cells.

Management believes that the joint R&D laboratory will enable the Company to be at the forefront of PV research and development, and hopes to create a valuable comparative advantage over solar cell producers today, with the goal of enabling the Company to become an important solar-cell manufacturer.

The Competition

The solar energy market is highly competitive. Outside China, the Company’s competitors include BP Solar, Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries Inc., Sharp Corporation, Q-Cells AG, Sanyo Electric Co., Ltd. and Sunpower Corporation. In China, the Company’s primary competitors are Suntech Power Holding’s Co., Ltd., Trina Solar Ltd., Baoding Tianwei Yingli New Energy Resources Co., Ltd. and Nanjing PV-Tech Co., Ltd, Canadian Solar Inc. and Solarfun Power Holdings Co., Ltd.

The Company competes primarily on the basis of the power efficiency, quality, performance and appearance of its products, price, strength of its supply chain and distribution network, after-sales service and brand image. Many of the Company’s competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than the Company. In addition, with more financial resources, many of the Company’s competitors are able to enter into long-term polysilicon supply contracts which typically require a large advance payment. These long-term supply contracts will generally provide the Company’s competitors with a more steady supply of polysilicon at a lower price than recent spot market prices.

Intellectual Property

The Company is not, at present, the holder of any patents, trademarks or copyrights on its products. The Company intends to trademark the trade name “SolarE” both in Asia and in North America in the future and will, if it is successful in its conduct of research and development activities seek intellectual property protection for such products. Solar cells are not patentable but are in the public domain and the Company’s only protection in producing them is in the know-how or experience of its employees and management in producing its products.

Environmental Regulations

In its manufacturing process, the Company will use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in its manufacturing activities. The Company is subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. If the Company fails to comply with present or future environmental laws and regulations, the Company could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

Management believes that the Company has all environmental permits necessary to conduct its business and has obtained all necessary environmental permits for its facility in Shanghai. Management also believes that the Company has properly handled its hazardous materials and wastes and has appropriately remediated any contamination at any of its premises. The Company is not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by the Company to control the use of or to restrict adequately the discharge of, hazardous substances could subject the Company to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect its business, results of operations and financial condition.

Principal suppliers

We currently purchase silicon wafer, our key raw material, from the spot market.

Employees

As of September 30, 2008, the Company employed approximately 440 people, as follows: the Company’s California office currently has 4 employees and the manufacturing plant in Shanghai currently has 436 employees.

ITEM 1A. RISK FACTORS

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

We require a significant amount of cash to fund our future capital expenditure requirements and working capital needs. If we cannot obtain additional sources of liquidity when we need it, our growth prospects and future profitability may be materially adversely affected and we may not be able to continue as a going concern.

We generated $29.4 million of revenue for the fiscal year ended September 30, 2008. During the same period, we had negative gross margin due to high manufacturing cost associated with our low production volume. In January 2008, we received $19.9 million from the issuance of common stock and Series C warrants, net of the financing costs and we have used the proceeds for working capital and the completion of our first production line.

We require a significant amount of cash to fund our operations. In particular, we will need additional funding for working capital requirements, including payments to suppliers to secure our polysilicon requirements. Our ability to obtain external financing in the future is subject to a number of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for financing activities by companies in our industry; and

•	economic, political and other conditions in China and elsewhere.

If we are unable to obtain funding in a timely manner or on commercially acceptable terms or at all, our growth prospects and future profitability may be materially adversely affected and we may not be able to continue as a going concern.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We were originally incorporated in the State of Nevada in July 2004 and began our current operations in March 2006. On August 13, 2008, we reincorporated to the State of Delaware. We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and future prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance.

Prior to fiscal year 2008, we had a history of losses, which could return if we do not continue to increase our revenue and/or further reduce our costs.

We incurred a net operating loss in all financial periods since inception, except for fiscal year 2008. We have recently completed our second full financial year as a solar industry company. We may be unprofitable for an indeterminate period of time. We expect our operating expenses to increase as we expand our operations. Our ability to achieve profitability depends on the growth rate of the photovoltaic portion of the market, the continued market acceptance of PV products, the competitiveness of products and services as well as our ability to provide new products and services to meet the demands of our customers.

If PV technology is not suitable for widespread adoption, or sufficient demand for PV products does not develop or takes longer to develop than we anticipate, sufficient sales may not develop, which may have an adverse effect on our business and results of operations.

The PV market is at a relatively early stage of development and the extent to which PV products will be widely adopted is uncertain. Market data in the PV industry is not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If PV technology proves unsuitable for widespread adoption or if demand for PV products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to become profitable or sustain profitability. In addition, demand for PV products in targeted markets, including China, may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of PV technology and demand for PV products, including:

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

The PV market is intensely competitive and rapidly evolving. We compete with many companies that have established operations, brand name recognition, a large customer base and substantial financial resources. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. They may also have existing relationships with suppliers of silicon wafers, which may give them an advantage in the event of a silicon shortage. We do not represent a significant competitive presence in the PV products industry.

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

Our future success substantially depends on our ability to expand manufacturing capacity and output. Our ability to achieve our expansion goals is subject to a number of risks and uncertainties.

Our future success depends on our ability to significantly expand manufacturing capacity and output. If we are unable to do so, we may be unable to expand our business, decrease our costs per watt, maintain our competitive position and improve profitability. Our ability to establish manufacturing capacity and increase output is subject to significant risks and uncertainties, including:

•
the need to raise significant additional funds to purchase and prepay for raw materials or to buy equipment for our manufacturing facilities, which we may be unable to obtain on reasonable terms or at all;

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

If we are unable to expand our manufacturing capacity or to increase manufacturing output, or if we encounter any of the risks described above, we may be unable to expand our business as planned. Moreover, we cannot assure you that if we do establish or expand our manufacturing capacity and output we will be able to generate sufficient customer demand for our PV products to support production levels.

Our inability to obtain sufficient quantities of silicon and silicon wafers at acceptable prices would adversely affect our business and results of operations.

Silicon wafers are the most important raw materials for making PV products. To maintain competitive manufacturing operations, we will depend on our suppliers’ timely delivery of quality silicon wafers in sufficient quantities and at acceptable prices. Silicon wafer suppliers, in turn, depend on silicon manufacturers to supply silicon required for the production of silicon wafers. The significant growth of the PV industry has resulted in a significant increase in demand for silicon and silicon wafers, and some producers have, from time to time, experienced late delivery and supply shortages. In particular, some suppliers of silicon also supply to silicon wafer manufacturers for the semiconductor industry, which typically have greater buying power and market influence than manufacturers for the PV industry. As a result, increases in the demand for silicon from the semiconductor industry may, in the future, result in late deliveries or supply shortages with respect to the specialized silicon that silicon wafer suppliers need as raw materials. Assuming that we are able to manufacture and sell our product as we plan, a shortage of silicon or our inability to get silicon when needed could result in a reduction of manufacturing output, delayed or missed shipments, damaged customer relationships and decreased revenues any of which may adversely affect our business and results of operations.

In addition, we currently purchase silicon wafer, our key raw materials, from the spot market.  Silicon wafer price has been volatile in the fourth quarter of calendar year 2008.   Should the silicon wafer market price continue to decline, we will need to write down our inventories on hand.

Our dependence on a spot market for key raw materials and customized manufacturing equipment could prevent us from timely delivering our anticipated products to our customers in the required quantities, which could result in order cancellations and decreased revenues.

If we fail to obtain silicon wafer, our key raw material from the spot market, we may be unable to manufacture our products or our products may be available at a higher cost or after a long delay, and we could be prevented from delivering our products to potential customers in the required quantities and at prices that are profitable. Problems of this kind could cause us to experience order cancellations and loss of market share. The failure to obtain materials and components that meet quality, quantity and cost requirements in a timely manner could impair our ability to manufacture products or increase our expected costs.

Our dependence on a limited number of customers may cause significant fluctuations or declines in our revenues.

We will likely have a limited number of customers and will be dependent on these customers for our continued operations. We anticipate that our dependence on a limited number of customers will continue for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

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

We market PV products outside of China. The marketing, international distribution and sale of PV products exposes us to a number of risks, including:

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

A significant portion of our revenues and expenses are now denominated in foreign currencies. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate foreign currency risk. Therefore, fluctuations in the value of foreign currencies could have a negative impact on the profitability of our global operations, which would seriously harm our business, results of operations, and financial condition.

Our business depends to a significant extent on the continuing efforts of our executive officers. Our business may be severely disrupted if we lose their services.

Due to their extensive experiences in managing businesses in China, our future success depends to a significant extent on Leo Shi Young, our President and Chief Executive Officer, and Shi Jian Yin, our Chief Operating Officer. Our Chief Financial Officer, Anthea Chung, tendered her resignation on October 29, 2008, effective December 22, 2008. We do not maintain key man life insurance on our executive officers or our directors. If Mr. Young or Mr. Yin becomes unable or unwilling to continue in their respective present positions, we may not be able to replace them readily, if at all. In addition, we may not be able to recruit a qualified candidate for our Chief Financial Officer position.  In that case our business could be severely disrupted, and we may incur substantial expenses to recruit and retain new officers.

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

Our consolidated financial statements are expressed in U.S. dollars but our functional currency is RMB Yuan. Our results may be affected by the foreign exchange rate between U.S. dollars and RMB Yuan. To the extent we hold assets denominated in U.S. dollars, any appreciation of the RMB Yuan against the U.S. dollar could result in a change to our income statement and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB Yuan against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results which may have a material adverse effect on the price of our shares.

We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

We anticipate we will be exposed to risks associated with product liability claims in the event that the use of the PV products we hope to sell results in injury. Since our products are electricity producing devices, it is possible that users could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. We are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. In addition, as the insurance industry in China is still in an early stage of development, business interruption insurance available in China offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Together, our directors own a significant number of shares of our common stock. If our directors act together, they will be able to exert significant influence over, and possibly control, the outcome of all actions requiring stockholder approval.

As of November 30, 2008 our director, President and Chief Executive Officer, Mr. Leo Shi Young, beneficially owns 15,284,286 shares of our common stock, or approximately 13.59%, of our common stock. Mr. Shi Jian Yin, an executive officer and a director, also beneficially owns 11,100,000 shares of our common stock, or approximately 9.87%, of our common stock. Our executive officers and directors as a group have the ability to control up to 24.72% of our voting stock. As long as management owns such a significant percentage of our common stock, our other stockholders may be unable to affect or change the management or the direction of our company without their support. If they act together, our executive officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

Our net future income, if any, could be adversely affected based on share-based compensation granted to employees and consultants.

The Company will grant options to purchase common stock of the Company to employees and consultants according to the terms of the Company’s Amended and Restated 2007 Equity Incentive Plan and 2008 Restricted Stock Plan. The Company will account for options and restricted shares granted to our directors and employees in accordance with FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options, restricted shares and other share-based compensation to employees. As a result, we have to account for compensation costs for all share options and restricted shares using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under generally accepted accounting principles in the United States of America ("GAAP"), which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as options to purchase common stock are an important employee recruitment and retention tool. If we grant employee options to purchase common stock or other share-based compensation in the future, our net income could be adversely affected.

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

Because a majority of our products are sold with warranties extending for 25 years, problems with product quality or product performance may cause us to incur warranty expenses. If these expenses are significant, they could have a material adverse affect on our business and results of operations.

The practice in our industry is to offer long product warranties. We offer a product warranty with a term of 25 years. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped the product and recognized the revenues. Because our products are new to the market, we are not able to evaluate their performance for the entire warranty period before we offer them for sale. If our products fail to perform as we expect them to and we are required to cover a significant number of warranty claims, the expenses related to such claims could have a material adverse affect on our business and results of operations.

The reduction or elimination of government economic incentives could prevent us from achieving sales and market share.

We believe that the near-term growth of the market for PV products depends in large part on the availability and size of government and economic incentives. The reduction or elimination of government economic incentives may adversely affect the growth of this market or result in increased price competition, which could prevent us from achieving sales and market share.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Spain, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on fossil fuels. These government economic incentives could be reduced or eliminated altogether, which would significantly harm our business as we have marketed products in those economies.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC, we were required to include management’s report on internal controls as part of our annual report for the fiscal year ending September 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the applicable rules, an attestation report on our internal controls from our independent registered public accounting firm will be included as part of our annual report for the fiscal year ending September 30, 2010. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

We discovered a weakness in our internal controls over financial reporting. While we are working to correct this weakness and to prevent reoccurrence in the future, we cannot guarantee that our controls will always be effective. In the event our controls are not effective, our business and financial results may suffer.

In our fiscal year 2008 annual report on Form 10-K, our management identified material weaknesses that were discovered as part of our implementation of Section 404 of the Sarbanes—Oxley Act of 2002.  The weaknesses were related to the Company’s lack of sufficient number of finance personnel with an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles in the United States of America, which resulted in audit adjustments to our fiscal year 2008 annual consolidated financial statements.  A discussion of the material weaknesses in our internal control over financial reporting and management’s remediation efforts is available herein under the subheading “Management’s Report on Internal Control over Financial Reporting.”

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

All of our business operations are conducted in China and most of our sales are made in China, although we are in the process of attempting to establish US distribution for our future products. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

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

We conduct substantially all of our business through a subsidiary in China. This subsidiary is generally subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

We conduct a substantial portion of our operations in China and the majority of our assets are located in China. In addition, some of our executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or in China against us or upon our executive officers, including with respect to matters arising under United States federal securities laws or applicable state securities laws. Moreover, there is uncertainty that the courts of China would enforce judgments of United States courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Foreign exchange transactions by our Shanghai subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities, including the SAFE.  We will need to fund our Shanghai subsidiary by means of capital contributions.  We cannot assure you that we will be able to obtain government approvals on a timely basis, if at all, with respect to future capital contributions by the U.S. Company to our Shanghai subsidiary. If we fail to receive such approvals, our ability to use the proceeds we have received from our fund raising to capitalize our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

Risks Related to an Investment in our Securities

Our stock price is volatile. There is no guarantee that the shares you purchase will appreciate in value or that you will be able to sell your shares at a price that is greater than the price you paid for them.

The trading price of our common stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

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

Our common stock is a “low-priced” security under rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

There may be a limited market for our securities and we may fail to qualify for another listing.

In the event that our common stock fails to qualify for continued inclusion on OTC Bulletin Board our common stock could become quoted in what are commonly referred to as the “pink sheets.” Under such circumstances, it may be more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain investors, such as financial institutions and hedge funds.

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

In March 2007, we sold units consisting of Series A and Series B Convertible Notes and Series A and Series B Warrants. The Series A and Series B Notes include provisions that allow the note holders to participate in purchases of our common stock and provide for anti-dilution protection that will, in certain instances, reduce the conversion price. If these adjustments are made, your investment in our common stock will be diluted.

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

Some securities offered in our private placements were not registered under the Securities Act or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements or any of such exemptions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently is reported on the OTC Bulletin Board, as well as the issuance of warrants or convertible securities at a discount to market price.

If the world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect the Company, including adversely affecting the availability and cost of short-term funds for the Company’s liquidity requirements and the Company’s ability to meet its long-term commitments, which in turn could adversely affect the Company’s results of operations, cash flows and financial condition.

The Company relies on its cash reserves to fund short-term liquidity needs if internal funds are not available from the Company’s operations. With a limited amount of cash reserves, disruptions in the capital and credit markets could adversely affect the Company’s ability to raise additional cash as may be needed.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or tightened regulation, reduced financing alternatives or failures of significant financial institutions could adversely affect the Company’s access to liquidity needed in its businesses. Any disruption could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Such measures could include deferring capital expenditures, as well as reducing or eliminating other discretionary uses of cash.

Many of the Company’s customers and suppliers also have exposure to risks that their businesses are adversely affected by the current worldwide financial crisis and resulting potential disruptions in the capital and credit markets.  In the event that any of the Company’s significant customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, the Company may face disruptions in supply, significant reductions in demand for its products and services, inability of customers to pay invoices when due, and other adverse effects that could negatively affect the Company’s financial condition, results of operations and/or cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

All of our properties are leased and we do not own any real property.

We lease a 42,000 square foot manufacturing and research facility in Shanghai’s Jinqiao Modern Science and Technology Park. The lease expires on February 19, 2011. The termination clause in the agreement requires a notice of three months. Monthly costs are $20,000. We leased the second manufacturing facility with 21,000 square feet in August 2007 with monthly rent of $11,000. The lease expires in August 2010.

The Company also has an operating lease for 9,000 square foot of office space in Shanghai, at a monthly cost of $29,000. The lease expires in May 2010, can be renewed with a three-month advance notice, and cannot be terminated prior to expiration.

Finally, the Company leases 400 square feet of office space in Menlo Park, in Northern California’s Silicon Valley, to handle our United States operations.

We consider these facilities adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be engaged in various legal proceedings incidental to our normal business activities. Although the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASD’s Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “SOEN.OB.” The following table shows, for the periods indicated, the high and low closing prices of common stock, as reported by the NASDAQ daily trading data.

	Year Ended September 30,		Year Ended September 30,
	2008		2007
	High	Low	High	Low

First Quarter	$1.30	$0.82	$1.28	$0.73
Second Quarter	$1.65	$0.47	$1.86	$0.73
Third Quarter	$0.86	$0.55	$1.96	$1.37
Fourth Quarter	$0.69	$0.40	$1.71	$0.87

As of September 30, 2008, there were 55 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

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

Authorized Shares

On May 5, 2008, the Company’s stockholders approved an increase of the Company’s authorized capital stock from 200 million common shares with a par value of $0.001 to 400 million common shares with a par value of $0.001. The increasing of the Company’s authorized capital was effected in conjunction with the Company’s reincorporation into the State of Delaware.

Amended and Restated 2007 Equity Incentive Plan

On September 24, 2007, our Board of Directors approved the adoption of the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of a maximum of 10 million shares of common stock in connection with awards under the 2007 Plan. Such awards may include stock options, restricted stock purchase rights, restricted stock bonuses and restricted stock unit awards. The 2007 Plan may be administered by the Company’s Board of Directors or a committee duly appointed by the Board of Directors and has a term of 10 years. Participation in the 2007 Plan is limited to employees, directors and consultants of the Company and its subsidiaries and other affiliates. Options granted under the 2007 Plan must have an exercise price per share not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 2007 Plan may not have a term exceeding 10 years. Awards will vest upon conditions established by the Board of Directors or its duly appointed Committee. Subject to the requirements and limitations of section 409A of the Internal Revenue Code of 1986, as amended, in the event of a Change in Control (as defined in the 2007 Plan), the Board of Directors may provide for the acceleration of the exercisability or vesting and/settlement of any award, the Board of Directors may provide for a cash-out of awards or the Acquirer (as defined in the 2007 Plan) may either assume or continue the Company’s rights and obligations under any awards.

On February 5, 2008, the Board of Directors adopted the Amended and Restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”), which increases the number of shares authorized for issuance from 10 million to 15 million shares of common stock and was to be effective upon approval of the Company’s stockholders and upon the Company’s reincorporation into the State of Delaware.

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan. On August 13, 2008, the Company reincorporated into the State of Delaware.

On May 9, 2008, the Compensation Committee of the Board of Directors of the Company authorized the repricing of all outstanding options issued to current employees, directors, officers and consultants prior to February 5, 2008 under the 2007 Plan to $0.62, determined in accordance with the 2007 Plan as the closing price for shares of Common Stock on the Over-the-Counter Bulletin Board on the date of the repricing.

As of September 30, 2008, the Board of Directors has granted options to purchase 7,660,625 shares of our common stock to our employees, director and consultants pursuant to the Amended 2007 Plan.

2008 Restricted Stock Plan

On August 19, 2008, Mr. Leo Young, our Chief Executive Officer, entered into a Stock Option Cancellation and Share Contribution Agreement with Jean Blanchard, a former officer, to provide for (i) the cancellation of a stock option agreement by and between Mr. Young and Ms. Blanchard dated on or about March 1, 2006 and (ii) the contribution to the Company by Ms. Blanchard of the remaining 25,250,000 shares of common stock underlying the cancelled Option Agreement.

On the same day, an Independent Committee of the Company’s Board adopted the 2008 Restricted Stock Plan (the “2008 Plan”) providing for the issuance of 25,250,000 shares of restricted common stock to be granted to the Company’s employees pursuant to forms of restricted stock agreements.

The 2008 Plan provides for the issuance of a maximum of 25,250,000 shares of restricted stock in connection with awards under the 2008 Plan.  The 2008 Plan is administered by the Company’s Compensation Committee, a subcommittee of our Board of Directors, and has a term of 10 years. Participation is limited to employees, directors and consultants of the Company and its subsidiaries and other affiliates.  During any period in which shares acquired pursuant to the 2008 Plan remain subject to vesting conditions, the participant shall have all of the rights of a stockholder of the Company holding shares of stock, including the right to vote such shares and to receive all dividends and other distributions paid with respect to such shares.  If a participant terminates his or her service for any reason (other than death or disability), or the participant’s service is terminated by the Company for cause, then the participant shall forfeit to the Company any shares acquired by the participant which remain subject to vesting Conditions as of the date of the participant’s termination of service. If a participant’s service is terminated by the Company without cause, or due to the death or disability of the participant, then the vesting of any restricted stock award shall be accelerated in full as of the effective date of the participant’s termination of service.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	7,660,625	(1)	$0.62	7,339,375
Equity compensation plans not approved by security holders	—		$—	—

(1) Represents options to purchase common stock issued pursuant to the terms of 2007 Plan, as amended and restated.
a — Our common stock is currently quoted by the Over-The-Counter Bulletin Board under the symbol “SOEN.OB”.
b — We have approximately 55 record holders on September 30, 2008.
c — No cash dividend has been declared.

Rules Governing Low-Price Stocks that May Affect Our Stockholders’ Ability to Resell Shares of Our Common Stock

Our stock trades under the symbol “SOEN.OB” on the NASD’s OTCBB.

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

ITEM 6.  SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1, “Risks Related to Our Business,” “Risks Related to Doing Business in China” and “Risks Related to an Investment in Our Securities” as well as in Item 1, “Description of Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of  Operations” in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligations to update the forward-looking statements in this report that occur after the date hereof.

Company Description and Overview

We originally incorporated under the laws of the State of Nevada on July 7, 2004 and reincorporated to the State of Delaware on August 13, 2008. We engaged in a variety of businesses, including home security assistance, until March 2006, when we began our current operations. We manufacture and sell photovoltaic (commonly known as “PV”) cells and modules. PV modules consist of solar cells that produce electricity from the sun’s rays. Our manufacturing operations consisted of one 25MW solar cell production line and 50MW of solar module production facility.  Subsequent to September 30, 2008, we completed construction of our second 25MW solar cell production line. Our 63,000 square foot manufacturing facility is located in Shanghai, China.

Our solar cells and modules are sold under the brand name “SolarE”.  Our total revenue for fiscal year 2008 was $29.4 million and our end users are mainly in Europe.  In anticipation of entering the US market, we had established a marketing, purchasing and distribution office in Menlo Park, California. Our goal is to become a worldwide supplier of PV cells and modules.

We purchase our key raw materials, silicon wafer, from the spot market.  We do not have a long term contract with any silicon supplier.  However, on August 21, 2008, we entered into an equity purchase agreement with 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”) to acquire two million shares of common stock, for $1 million cash. The two million shares acquired by the Company constitute approximately 7.8% of 21-Century Silicon’s outstanding equity.  Related to the equity purchase agreement, the Company has also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. Through its proprietary technology, processes and methods, 21-Century Silicon is planning to manufacture solar-grade polysilicon at a lower manufacturing and plant setup cost, as well as a shorter plant setup time than those of its major competitors. If its manufacturing goals are met, 21-Century Silicon's customers, in turn, will benefit from the Company's cost advantages and will expect to receive a high-purity product at a price significantly lower than that offered elsewhere within the industry.

In December 2006, we entered into a joint venture with Shanghai University to operate a research facility to study various aspects of advanced PV technology. Our joint venture with Shanghai University is for shared investment in research and development on fundamental and applied technologies in the fields of semi-conductive photovoltaic theory, materials, cells and modules. The agreement calls for Shanghai University to provide equipment, personnel and facilities for joint laboratories. It is our responsibility to provide funding, personnel and facilities for conducting research and testing. Research and development achievements from this joint research and development agreement will be available for use by both parties. We are entitled to the intellectual property rights, including copyrights and patents, obtained as a result of this research. The research and development we will undertake pursuant to this agreement includes the following:

•	we plan to research and test theories of PV, thermo-physics, physics of materials and chemistry;

•	we plan to develop efficient and ultra-efficient PV cells with light/electricity conversion rates ranging from 20% to 35%;

•	we plan to develop environmentally friendly high conversion rate manufacturing technology of chemical compound film PV cell materials;

•	we plan to develop highly reliable, low-cost manufacturing technology and equipment for thin film PV cells;

•	we plan to research and develop key material for low-cost flexible film PV cells and non-vacuum technology; and

•	we plan to research and develop key technology and fundamental theory for third-generation PV cells.

To date, we have raised money for the development of our business through the sale of our equity securities.  On January 11, 2008, we sold 24,318,181 shares of our common stock and 24,318,181 Series C warrants to purchase shares of common stock for an aggregate purchase price of $21.4 million in a private placement offering to accredited investors. The exercise price of the warrants is $1.00 per share. The warrants are exercisable for a period of 5 years from the date of issuance of the warrants. We used the net proceeds from the offering for working capital and general corporate purposes.   In March 2007 we also raised $17.3 million through sales of units consisting of our Series A and Series B Convertible Notes and warrants. The proceeds were used to complete our production line and working capital purpose.

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2008 and 2007

Revenues, Cost of Sales and Gross Margin

	Year Ended September 30, 2008		Year Ended September 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Net sales	$29,412,000	100.0%	$5,573,000	100.0%	$23,839,000	427.8%
Cost of sales	(33,104,000)	(112.6)%	(5,934,000)	(106.5)%	(27,170,000)	457.9%
Gross profit (loss)	$(3,692,000)	(12.6)%	$(361,000)	(6.5)%	$(3,331,000)	922.7%

For the year ended September 30, 2008, the Company reported total revenue of $29.4 million, representing an increase of $23.8 million or 427.8% compared to $5.6 million of revenue in the same period of fiscal year 2007. The increase in revenue resulted from an increase in solar module sales of $23.8 million and contract manufacturing revenue of $1.3 million, partially offset by lower solar cell sales and resale of raw material of $1.3 million. Our revenue increased significantly in fiscal year 2008 as we ramped up our production capacity during the year. We generated revenue from the resale of raw materials such as silicon wafer because we were over-stocked due to our still-limited production capability during the beginning of fiscal year 2008. For contract manufacturing arrangements, we produced modules based on requirements specified by the customer.

For the year ended September 30, 2008, we incurred a negative gross margin of $3.7 million compared to $0.4 million in the same period of fiscal year 2007. The increase of $3.3 million was mainly from higher manufacturing costs due to increased raw material cost and production inefficiencies associated with our low production volume. In addition, the market price for silicon wafers dropped significantly during the fourth quarter of fiscal year 2008 and as a result of a lower of cost or market inventory valuation analysis, the Company recorded a $1.0 million inventory write down.

Selling, general and administrative

	Year Ended September 30, 2008		Year Ended September 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general & administrative	$11,778,000	40.0%	$11,865,000	212.9%	$(87,000)	(0.7)%

For the year ended September 30, 2008, we incurred selling, general and administrative expense of $11.8 million, representing a decrease of $0.1 million or 0.7% from $11.9 million in the same period of fiscal year 2007. Selling, general and administrative expense as a percentage of net sales for the year ended September 30, 2008 decreased to 40.0% from 212.9% for fiscal year 2007. The selling, general and administrative expense included stock-based compensation expense related to employee options of $5.6 million and $9.3 million for the fiscal years ended September 30, 2008 and 2007, respectively. The overall increase in the selling, general and administrative expense excluding stock-based compensation expense was approximately $3.6 million, primarily from $1.0 million of indemnification provided by the Company to Mr. Young for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with consolidation of Infotech into the Company on August 19, 2008, $0.5 million of interest expense and penalties related to the withholding tax liability due to exercise of stock options by Mr. Young in  fiscal year 2006, and increases in professional fees, the number of additional employees hired as we grow our business, and increased sales and marketing activities.

Research & development

	Year Ended September 30, 2008		Year Ended September 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research & development	$702,000	2.4%	$198,000	3.6%	$504,000	254.5%

Research and development expense represents expense incurred in-house as well as for the joint research and development program with Shanghai University. Research and development expense in the year ended September 30, 2008 of $0.7 million, represented an increase of $0.5 million or 254.5% over $0.2 million for the year ended September 30, 2007. Research and development expense as a percentage of net sales for the year ended September 30, 2008 decreased to 2.4% from 3.6% for fiscal year 2007. The research and development expense increased mainly as a result of our commitments to fund our development contract with Shanghai University. In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding an additional $3.9 million in the next 3 years. The delay in the payment of remaining fiscal years 2007 and 2008 commitments of $904,000 could lead to Shanghai University requesting the Company pay the committed amount within a short time frame. If the Company does not pay and is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $660,000. As of the date of this report, we have not received any compensation request from Shanghai University. We expect to increase our funding to research and development activities as we grow our business.

Loss on debt extinguishment

	Year Ended September 30, 2008		Year Ended September 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$4,240,000	14.4%	$-	0.0%	$4,240,000	*NM
*NM= Not measureable

For the year ended September 30, 2008, we incurred a loss on debt extinguishment of $4.2 million. That loss was the result of a loss of $4.6 million related to converting Series A and B convertible notes into shares of common stock. The loss was partially offset by a gain of $0.4 million on settlement of loan due to Coach Capital LLC and Infotech Essentials Ltd.

Other income (expense)

	Year Ended September 30, 2008		Year Ended September 30, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$87,000	0.3%	$62,000	1.1%	$25,000	40.3%
Interest expense	(1,035,000)	(3.5)%	(1,086,000)	(19.5)%	51,000	(4.7)%
Loss on issuance of convertible notes	-	0.0%	(15,209,000)	(272.9)%	15,209,000	(100.0)%
Gain (loss) on change in fair market value
of compound embedded derivative	13,767,000	46.8%	(200,000)	(3.6)%	13,967,000	(6983.5)%
Gain (loss) on change in fair market value
of warrant liability	13,978,000	47.5%	(290,000)	(5.2)%	14,268,000	(4920.0)%
Other expense	(846,000)	(2.9)%	(285,000)	(5.1)%	(561,000)	196.8%
Total other income (expense)	$25,951,000	88.2%	$(17,008,000)	(305.2)%	$42,959,000	(252.6)%

For the year ended September 30, 2008, total other income was $26.0 million, representing an increase of $43.0 million or 252.6% over total other expense of $17.0 million for the same period of fiscal year 2007. Other income as a percentage of net sales for the year ended September 30, 2008 increased to 88.2% from negative 305.2% for fiscal year 2007.

We incurred interest expenses of $1.0 million and $1.1 million in fiscal years ended September 30, 2008 and 2007, respectively primarily related to the 6% interest charges on Series A and B convertible notes.

In fiscal year ended September 30, 2008, we recorded a gain on a change in fair market value of a compound embedded derivative of $13.8 million and a gain on change in fair market value of warrant liability of $14.0 million compared to a loss on change in fair market value of compound embedded derivative of $0.2 million and a loss on change in fair market value of warrant liability of $0.3 million during the fiscal year ended September 30, 2007.

Other expense for the year ended September 30, 2008 was $0.8 million, representing an increase of $0.6 million or 196.8% compared to other expense of $0.3 million for the same period of fiscal year 2007. The increase in other expense from fiscal year 2007 to fiscal year 2008 was primarily due to foreign exchange losses on transactions denominated in foreign currencies.

Liquidity and Capital Resources

	Year Ended September 30,
	2008	2007	Change

Cash and cash equivalents	$3,238,000	$3,908,000	$(670,000)

Net cash provided by (used in):
Operating activities	$(10,181,000)	$(12,734,000)	$2,553,000
Investing activities	(10,499,000)	(3,913,000)	(6,586,000)
Financing activities	19,887,000	17,160,000	2,727,000
Effect of exchange rate changes on cash and cash equivalents	123,000	596,000	(473,000)
Net decrease (increase) in cash and cash equivalents	$(670,000)	$1,109,000	$(1,779,000)

As of September 30, 2008 and 2007, we had cash and cash equivalents of $3.2 million and $3.9 million, respectively. During the fiscal years ended September 30, 2008 and 2007, we funded our operations from private sales of equity securities and loans. We require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

Net cash used in operating activities were $10.2 million and $12.7 million for the fiscal years ended September 30, 2008 and 2007, respectively. The decrease of $2.6 million net cash used in operating activities was mainly due to higher net income in fiscal year 2008 of $5.5 million compared to fiscal year 2007 net loss of $29.4 million.  In addition,  the net cash used in operating activities decreased due to favorable changes in operating assets of $15.9 million primarily resulted from lower advanced payment for raw material and lower inventory balance, partially offset by unfavorable changes in operating liabilities of $6.6 million primarily resulted from lower accounts payable related to inventory purchases. The decrease of net cash used in operating activities was partially offset by $41.8 million of lower non-cash items adjustments mainly from gain on change in fair market value of warrant liability, gain on change in fair market value of compound embedded derivatives, loss on issuance of convertible notes and stock-based compensation expense, partially offset by loss on debt extinguishment.

Net cash used in investment activities were $10.5 million and $3.9 million in the fiscal years ended September 30, 2008 and 2007. The increase of $6.6 million in investing activities was due to increased investment in our manufacturing facility and production lines in Shanghai, China.

Net cash provided by financing activities for the fiscal year ended September 30, 2008 and 2007 were $19.9 million and $17.2 million, respectively. The increase of $2.7 million was mainly due to proceeds of $19.9 million in January 2008 from issuing common stock and warrants, net of financing cost through private equity financing. That compares to proceeds of $16.0 million received in March 2007 from issuing convertible notes and warrants, net of deferred financing costs through private equity financing.

Our exchange difference is primarily from exchange gains from balances held in Chinese Renminbi (RMB). The exchange rates at September 30, 2008 and 2007 were 1 U.S. dollar for RMB 6.8183 and 1 U.S. dollar for RMB 7.5108, respectively.

Our current cash requirements are significant because, aside from our operational expenses, we are building our inventory of silicon wafers as we ramp-up our cell production capability to 50MW. The cost of silicon wafers, which is the primary cost of sales for our SolarE solar modules, is currently volatile and we are uncertain of the extent to which this will affect our working capital in the near future. We will also need additional funding for new machinery and equipment in order to increase our production capacity.  If we are not able to obtain funding in a timely manner or on commercially acceptable terms or at all, we may curtail our operations or take actions to reduce cost in order to continue our operations for the next 12 months

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments. Changes in our business needs and other factors may result in actual payments differing from these estimates. The following table summarizes our fixed contractual obligations and commitments as of September 30, 2008:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 year	More than 5 years

Operating lease	$1,130,000	$709,000	$421,000	$-	$-
Capital investments	3,897,000	1,843,000	2,054,000	-	-

Total contractual obligations	$5,027,000	$2,552,000	$2,475,000	$-	$-

Off-Balance Sheet Arrangements

In addition, on August 21, 2008 the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”) for $1 million cash. The two million shares acquired by the Company constitute approximately 7.8% of 21-Century Silicon’s outstanding equity. The equity purchase agreement further provides that the Company would acquire an additional two million shares upon 21-Century Silicon meeting certain milestones.

Under the terms of this agreement, the Company acquired two million shares of newly issued common stock at a purchase price of $0.50 per share, and would acquire an additional two million shares at the same per share price upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. Related to the equity purchase agreement, the Company has also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. The first material polysilicon shipment from 21-Century Silicon is expected in the second quarter of 2009.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Principles of consolidation and basis of accounting

Prior to August 19, 2008, the Company operated its business in the People’s Republic of China through Infotech Hong Kong New Energy Technologies, Limited (“Infotech HK”) and Solar EnerTech (Shanghai) Co., Ltd (“Infotech Shanghai” and together with Infotech HK, “Infotech”). While the Company did not own Infotech, the Company’s financial statements have included the results of the financials of each of Infotech HK and Infotech Shanghai since these entities were wholly-controlled variable interest entities of the Company through an Agency Agreement dated April 10, 2006 by and between the Company and Infotech (the “Agency Agreement”). Under the Agency Agreement the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. The Agency Agreement continued through April 10, 2008 and then on a month to month basis thereafter until terminated by either party.

To permanently consolidate Infotech with the Company through legal ownership, the Company acquired Infotech at a nominal amount on August 19, 2008 through a series of agreements. In connection with executing these agreements, the Company terminated the original agency relationship with Infotech.

The Company had previously consolidated the financial statements of Infotech with its financial statements pursuant to FASB Interpretation No. 46(R) due to the agency relationship between the Company and Infotech, notwithstanding the termination of the Agency Agreement, the Company continues to consolidate the financial statements of Infotech with its financial statements since Infotech became a wholly-owned subsidiary of the Company as a result of the acquisition.

Our consolidated financial statements include the accounts of Solar EnerTech Corp. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in U.S. dollars and in accordance with the U.S. generally accepted accounting principles.

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive loss.

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

Estimated Forfeitures— When estimating forfeitures, the Company takes into consideration the historical option forfeitures over the expected term.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method. Raw material cost is based on purchase costs while work-in-progress and finished goods are comprised of direct materials, direct labor and an allocation of manufacturing overhead costs. Inventory in-transit is included in finished goods and consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, an asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 (a) for an index to the Consolidated Financial Statements and Supplementary Financial Information, which are attached hereto and incorporated by reference herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Solar EnerTech Corp.

We have audited the accompanying consolidated balance sheets of Solar EnerTech Corp. as of September 30, 2008, and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solar EnerTech Corp. at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years ended in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young Hua Ming
 Shanghai, Peoples Republic of China
 December 22, 2008

Solar EnerTech Corp.
Consolidated Balance Sheets

	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$3,238,000	$3,908,000
Accounts receivable, net of allowance for doubtful account of $21,000 and $0 at September 30, 2008 and 2007, respectively	1,875,000	913,000
Advance payments and other	3,175,000	6,500,000
Inventories, net	4,886,000	5,708,000
VAT receivable	2,436,000	480,000
Other receivable	730,000	110,000
Total current assets	16,340,000	17,619,000
Property and equipment, net	12,934,000	3,215,000
Investment	1,000,000	-
Deferred financing costs, net of accumulated amortization	1,812,000	2,540,000
Deposits	701,000	1,741,000
Total assets	$32,787,000	$25,115,000

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,771,000	$2,891,000
Customer advance payment	96,000	1,603,000
Accrued interest expense	-	615,000
Accrued expenses	910,000	507,000
Accounts payable and accrued liabilities, related parties	5,450,000	3,969,000
Demand note payable to a related party	-	450,000
Demand notes payable	-	700,000
Derivative liabilities	980,000	16,800,000
Warrant liabilities	3,412,000	17,390,000
Total current liabilities	12,619,000	44,925,000
Convertible notes, net of discount	85,000	7,000
Total liabilities	12,704,000	44,932,000

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock - 400,000,000 shares authorized at $0.001 par value 112,052,012 and 78,827,012 shares issued and outstanding at September 30, 2008 and September 30, 2007, respectively	112,000	79,000
Additional paid in capital	71,627,000	39,192,000
Other comprehensive income	2,485,000	592,000
Accumulated deficit	(54,141,000)	(59,680,000)
Total stockholders' equity (deficit)	20,083,000	(19,817,000)
Total liabilities and stockholders' equity (deficit)	$32,787,000	$25,115,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations

	Year Ended September 30,
	2008	2007

Net sales	$29,412,000	$5,573,000
Cost of sales	(33,104,000)	(5,934,000)
Gross loss	(3,692,000)	(361,000)

Operating expenses:
Selling, general & administrative	11,778,000	11,865,000
Research & development	702,000	198,000
Loss on debt extinguishment	4,240,000	-
Total operating expenses	16,720,000	12,063,000

Operating loss	(20,412,000)	(12,424,000)

Other income (expense):
Interest income	87,000	62,000
Interest expense	(1,035,000)	(1,086,000)
Loss on issuance of convertible notes	-	(15,209,000)
Gain (loss) on change in fair market value of compound embedded derivative	13,767,000	(200,000)
Gain (loss) on change in fair market value of warrant liability	13,978,000	(290,000)
Other expense	(846,000)	(285,000)
Net income (loss)	$5,539,000	$(29,432,000)

Net income (loss) per share - basic	$0.07	$(0.38)
Net income (loss) per share - diluted	$(0.18)	$(0.38)

Weighted average shares outstanding - basic	75,944,461	78,396,108
Weighted average shares outstanding - diluted	98,124,574	78,396,108

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Stockholders’ Equity

				Other		Total
	Common Stock		Additional Paid-	Comprehensive	Accumulated	Stockholders'
	Number	Amount	In Capital	Income	Deficit	Equity
Balances, September 30, 2006 (Restated)	76,307,012	$76,000	$28,764,000	$(4,000)	$(30,248,000)	$(1,412,000)
Issue of stock and warrant, net of offering costs	2,500,000	3,000	1,087,000	-	-	1,090,000
Exercise of warrants	20,000	-	20,000			20,000
Stock-based compensation	-	-	9,321,000	-	-	9,321,000
Currency translation adjustment	-	-	-	596,000	-	596,000
Net loss for the year ended September 30, 2007	-	-	-	-	(29,432,000)	(29,432,000)
Balances, September 30, 2007	78,827,012	79,000	39,192,000	592,000	(59,680,000)	(19,817,000)
Issue of stock to settle oustanding notes	1,038,000	1,000	871,000	-	-	872,000
Issue of stock and warrants for cash	24,318,000	24,000	19,863,000	-	-	19,887,000
Stock-based compensation	-	-	5,619,000	-	-	5,619,000
Reversal of interest related to related party loan	-	-	83,000	-	-	83,000
Issue of stock for convertible notes	7,869,000	8,000	5,999,000	-	-	6,007,000
Currency translation adjustment	-	-	-	1,893,000	-	1,893,000
Net income for the year ended September 30, 2008	-	-	-	-	5,539,000	5,539,000
Balance, September 30, 2008	112,052,012	$112,000	$71,627,000	$2,485,000	$(54,141,000)	$20,083,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows

	Year Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$5,539,000	$(29,432,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of fixed assets	1,359,000	344,000
Stock-based compensation	5,619,000	9,321,000
Loss on issuance of convertible notes	-	15,210,000
Loss on debt extinguishment	4,240,000	-
Amortization of note discount and deferred financing cost	144,000	7,000
(Gain) loss on change in fair market value of compound embedded derivative	(13,767,000)	200,000
(Gain) loss on change in fair market value of warrant liability	(13,978,000)	290,000
Changes in operating assets and liabilities:
Accounts receivable, net	(724,000)	(913,000)
Advance payments and other	3,981,000	(6,459,000)
Inventories, net	1,379,000	(5,708,000)
VAT receivable	(1,850,000)	-
Other receivable	(549,000)	(596,000)
Accounts payable, accrued liabilities and customer advance payment	(3,055,000)	5,551,000
Accounts payable and accrued liabilities, related parties	1,481,000	(549,000)
Net cash used in operating activities	(10,181,000)	(12,734,000)

Cash flows from investing activities:
Acquisition of property and equipment	(10,539,000)	(2,750,000)
Investment	(1,000,000)	-
Deposits on property and equipment	1,040,000	(1,163,000)
Net cash used in investing actives	(10,499,000)	(3,913,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering cost	19,887,000	1,110,000
Proceeds from note payable	-	100,000
Proceeds from issuance of convertible notes, net of offering cost	-	15,950,000
Net cash provided by financing activities	19,887,000	17,160,000

Effect of exchange rate on cash and cash equivalents	123,000	596,000
Net increase (decrease) in cash and cash equivalents	(670,000)	1,109,000
Cash and cash equivalents, beginning of period	3,908,000	2,799,000
Cash and cash equivalents, end of period	$3,238,000	$3,908,000

Cash paid:
Interest	$1,138,000	$274,000
Non-cash investing and financing activities:
Warrants issued to placement agent in connection with convertible notes	$1,006,080	$1,190,000
Warrants issued to note holders	$19,563,167	$15,909,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2008

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Solar EnerTech Corp. was originally incorporated under the laws of the State of Nevada on July 7, 2004 as Safer Residence corporation and was reincorporated to the State of Delaware on August 13, 2008 (“Solar Enertech” or the “Company”).  The Company engaged in a variety of businesses until March 2006, when the Company began its current operations as a photovoltaic (“PV”) solar energy cell (“PV Cell”) manufacturer. The Company’s management decided that, to facilitate a change in business that was focused on the PV Cell industry, it was appropriate to change the Company’s name. A plan of merger between Safer Residence Corporation and Solar EnerTech Corp., a wholly-owned inactive subsidiary of Safer Residence Corporation, was approved on March 27, 2006, under which the Company was to be renamed “Solar EnerTech Corp.” On April 7, 2006, the Company changed its name to Solar EnerTech Corp.

The Company’s management in February 2008 decided that it was in the Company’s and its shareholders best interests to change the Company’s state of domicile from Nevada to Delaware (the “Reincorporation”).  On August 13, 2008, the Company, a Nevada entity at the time, entered into an Agreement and Plan of Merger with Solar EnerTech Corp., a Delaware corporation and wholly-owned subsidiary of the Nevada entity, (the “Delaware Subsidiary”), whereby the Nevada entity merged with and into Delaware Subsidiary in order to effect the Reincorporation. After the Reincorporation, the Nevada entity ceased to exist and the Company survived as a Delaware entity.

The Reincorporation was duly approved by both the Company’s Board of Directors and a majority of the Company’s stockholders at its annual meeting of stockholders held on May 5, 2008. On August 13, 2008, the Reincorporation was completed. The Reincorporation into Delaware did not result in any change to the Company’s business, management, employees, directors, capitalization, assets or liabilities

The Company was in the development stage through March 31, 2007. The quarter ended June 30, 2007 is the first quarter during which the Company is considered an operating company and is no longer in the development stage.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting

Prior to August 19, 2008, the Company operated its business in the People’s Republic of China through Infotech Hong Kong New Energy Technologies, Limited (“Infotech HK”) and Solar EnerTech (Shanghai) Co., Ltd (“Infotech Shanghai” and together with Infotech HK, “Infotech”). While the Company did not own Infotech, the Company’s financial statements have included the results of the financials of each of Infotech HK and Infotech Shanghai since these entities were wholly-controlled variable interest entities of the Company through an Agency Agreement dated April 10, 2006 by and between the Company and Infotech (the “Agency Agreement”). Under the Agency Agreement the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. The Agency Agreement continued through April 10, 2008 and then on a month to month basis thereafter until terminated by either party.

To permanently consolidate Infotech with the Company through legal ownership, the Company acquired Infotech at a nominal amount on August 19, 2008 through a series of agreements (the “Acquisition”). In connection with executing these agreements, the Company terminated the original agency relationship with Infotech.

The Company had previously consolidated the financial statements of Infotech with its financial statements pursuant to FASB Interpretation No. 46(R) due to the agency relationship between the Company and Infotech, notwithstanding the termination of the Agency Agreement, the Company continues to consolidate the financial statements of Infotech with its financial statements since Infotech became a wholly-owned subsidiary of the Company as a result of the acquisition.

The Company’s consolidated financial statements include the accounts of Solar EnerTech Corp. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in U.S. dollars and in accordance with the U.S. generally accepted accounting principles.

Use of estimates

The preparation of consolidated financial statements in conformity with the United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive loss.

Property and equipment

Our property and equipment are stated at cost net of accumulated depreciation. Depreciation is provided using the straight — line method over the related estimated useful lives, as follows:

Useful Life (Years)
Office equipment	3 to 5
Machinery	10
Production equipment	5
Automobiles	5
Furniture	5
Leasehold improvement	the shorter of the lease term or 5 years

Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed to operations. Major repairs that do improve or extend the lives of the related assets are capitalized.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method. Raw material cost is based on purchase costs while work-in-progress and finished goods are comprised of direct materials, direct labor and an allocation of manufacturing overhead costs. Inventory in-transit is included in finished goods and consists of products shipped but not recognized as revenue because they did not meet the revenue recognition criteria. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Warranty cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized. Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a 10-year and 25-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from our warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates.  The Company’s warranty costs for the fiscal years ended September 30, 2008 and 2007 were immaterial.

Impairment of long lived assets

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of September 30, 2008, management expects those assets related to its continuing operations to be fully recoverable.

Investments

Investments in an entity where the Company owns less than twenty percent of the voting stock of the entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in the entity where the Company owns twenty percent or more but not in excess of fifty percent of the voting stock of the entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. The Company has a policy in place to review its investments at least annually, to evaluate the carrying value of the investments in these companies. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

On August 21, 2008 the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”) for $1.0 million cash. The two million shares acquired by the Company constitute approximately 7.8% of 21-Century Silicon’s outstanding equity.

As of September 30, 2008, the Company accounted for the investment in 21-Century Silicon companies at cost amounting to $1.0 million.

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

Valuation allowance

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that the Company change its determination as to the amount of deferred tax assets that can be realized, the Company will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Unrecognized Tax Benefits

Effective on October 1, 2007, the Company adopted the provisions of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”).  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority based solely on the technical merits of the associated tax position.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company also elected the accounting policy that requires interest and penalties to be recognized as a component of tax expense. The Company classifies the unrecognized tax benefits that are expected to result in payment or receipt of cash within one year as current liabilities, otherwise, the unrecognized tax benefits will be classified as non-current liabilities. Additionally, FIN 48 provides guidance on de-recognition, accounting in interim periods, disclosure and transition.

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, an asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations.

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

Stock Based Compensation

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

Expected Volatility— The Company’s expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. Due to the limited trading history, the Company also considered volatility data of guidance companies.

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

Estimated Forfeitures— When estimating forfeitures, the Company takes into consideration the historical option forfeitures over the expected term.

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

On a transaction by transaction basis, the Company determines if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF99-19”). The Company consider the following factors when we determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

Shipping and Handling Costs

The Company incurred shipping and handling costs of $191,000 and $4,000 for the years ended September 30, 2008 and 2007, respectively, which are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers.

Research and Development Cost

Expenditures for research activities relating to product development are charged to expense as incurred.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

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

NOTE 3 — FINANCIAL INSTRUMENTS

Credit risk

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At September 30, 2008 and 2007, the Company had approximately $869,000 and $584,000, respectively in excess of insured limits.

Customer concentration

In fiscal years 2008 and 2007, the Company had one customer and three customers, respectively accounted for 10% or more of total revenues.

Fair values

The Company has various financial instruments, including cash and cash equivalents, receivables, accounts payable and amounts due to or from a related party, notes payable, warrant liability and compound embedded derivative liability. Unless otherwise noted, these monetary assets and liabilities are stated at amounts that approximate their fair values.

Foreign exchange risk and translation

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi and the United States dollar.

The local currency is the functional currency for the China subsidiary.  Assets and liabilities are translated at end of period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income was a cumulative foreign currency translation adjustment gain of $1.9 million and $0.6 million at September 30, 2008 and 2007, respectively.   Foreign currency transaction gains and losses are included in earnings. For fiscal years ended September 30, 2008 and 2007, the Company recorded foreign exchange losses of $0.8 million and $0.3 million, respectively.

NOTE 4 — ADVANCE PAYMENTS AND OTHER

At September 30, 2008 and 2007, advance payments and other consist of:

	September 30, 2008	September 30, 2007
Prepayment for raw materials	$2,959,000	$6,345,000
Others	216,000	155,000
Total advance payments and other	$3,175,000	$6,500,000

NOTE 5 — INVENTORY

At September 30, 2008 and 2007, inventory consists of:

	September 30, 2008	September 30, 2007
Raw materials	$2,111,000	$2,724,000
Work in process	145,000	839,000
Finished goods	2,630,000	2,145,000
Total inventories	$4,886,000	$5,708,000

NOTE 6 — PROPERTY AND EQUIPMENT

The Company amortizes its assets over their estimated useful lives. A summary of property and equipment at September 30, 2008 and 2007 is as follows:

	September 30, 2008	September 30, 2007
Production equipment	$5,564,000	$1,065,000
Leasehold improvement	3,201,000	1,615,000
Automobiles	542,000	333,000
Office equipment	339,000	88,000
Machinery	2,170,000	455,000
Furniture	39,000	38,000
Construction in progress	2,915,000	-
Total Fixed Assets	14,770,000	3,594,000
Less: Accumulated depreciation	(1,836,000)	(379,000)
Net Fixed Assets	$12,934,000	$3,215,000

NOTE 7 — NOTES PAYABLE

As of September 30, 2007, the Company had a $600,000 demand note payable due to Coach Capital LLC, a Delaware limited liability Company (Coach) and a $100,000 demand note payable due to Thimble Capital. These loans paid an interest rate of 10% per annum. Subsequent to year end, the Company was informed by Thimble Capital that it had assigned the note payable due from us to Coach. In December 2007, the Company settled all outstanding note payable due to Coach with shares of the Company’s common stock.

On December 20, 2007, the Company entered in a Settlement and Release Agreement (“Release Agreement”) dated as of December 10, 2007 with Coach, pursuant to which the Company agreed to issue 1,037,580 shares of common stock to Coach in exchange for full settlement and satisfaction of the promissory notes of the Company described above which had an aggregate outstanding principal balance together with interest accrued through the date of the Release Agreement of  $1,245,095. Hence, the Company has no notes payable balance as of September 30, 2008.

NOTE 8 — INCOME TAXES

The Company has no taxable income and no provision for federal and state income taxes is required for 2008 and 2007.

A reconciliation of the statutory federal rate and the Company’s effective tax rate for the year ended September 30, 2008 and 2007 are as follows:

	Year Ended September 30,
	2008	2007
U.S. federal taxes (benefit)
At statutory rate	34%	34%
Gain (loss) on derivative/warrant and other permanents	(89)%	(18)%
Stock-based compensation	29%	(11)%
Tax rate differences	6%	(2)%
Change in Valuation allowance	20%	(3)%
Total	0%	0%

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2008 and 2007 are as follows:

	Year Ended September 30,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$3,622,000	$1,899,000
Stock-based compensation	390,000	1,291,000
Allowances and reserve	1,704,000	1,613,000
Depreciation and amortization	282,000	58,000
Total deferred tax assets	5,998,000	4,861,000
Less valuation allowance	(5,998,000)	(4,861,000)
Net deferred tax assets	$-	$-

As of September 30, 2008 and 2007, the Company had United States federal net operating loss carry forwards of approximately $4.6 million and $2.3 million, respectively. These net operating loss carry forwards will expire at various dates beginning in 2026 if not utilized. In addition, the Company had U.S. state net operating loss carry forwards of approximately $0.3 million and $0.2 million as of September 30, 2008 and 2007, respectively, and these losses will begin to expire at various dates beginning in 2016 if not utilized. During the year ended September 30, 2008, the Company reduced the reported amounts of U.S. federal and U.S. state net operating losses (and corresponding valuation allowance) by approximately $2.2 million and $5.6 million, respectively, to adjust the Company’s prior tax accrual to tax returns as filed for the year ended September 30, 2007.  The Company’s adjustment of U.S. state net operating losses reflects, in particular, a change in the assessment of the losses to reflect the impact of California State apportionment.  The Company has trued up its California net operating loss (“NOL”) carryover as of September 30, 2007 due to its worldwide filing position of its California tax return; which resulted in a significant decrease in its California NOL carryover from prior year.  In addition, the Company had foreign net operating loss carry forwards of approximately $8.3 million and $2.0 million as of September 30, 2008 and 2007, respectively. These net operating loss carryforwards will begin to expire in 2012 if not utilized.  The Company has no credit carry forwards.

As of September 30, 2008, due to the history of losses the Company has generated in the past, the Company believes that it is more-likely-than-not that the deferred tax assets cannot be realized before the respective utilization expiration dates. Therefore, the Company has a full valuation allowance on our deferred tax assets of $6.0 million, an increase of $1.1 million from September 30, 2007.  The current year change in valuation allowance is mainly due to (1) certain stock based compensation that was removed from deferred taxes due to cancellation of certain options and (2) a change in the statutory tax rate for the China entity to a new effective rate of 24% as a result of a new Income Tax Law of the People’s Republic of China.

Utilization of the U.S. federal and state net operating loss carry forwards and credits may be subject to substantial annual limitation due to certain limitations resulting from ownership changes provided by U.S. federal and state tax laws. The annual limitation may result in the expiration of net operating losses carryforwards and credits before utilization.

The Company elected to track the portion of its federal and state net operating loss and tax credit carry-forwards attributable to stock option benefits, in a separate memo account pursuant to SFAS No. 123(R). Therefore, these amounts are no longer included in its gross or net deferred tax assets. Pursuant to SFAS No. 123(R), footnote 82, the benefit of these net operating loss and tax credit carry-forwards will only be recorded to equity when they reduce cash taxes payable. The amounts removed to the memo account as of September 30, 2008 are zero for federal and state tax purposes, respectively.

The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates.

On March 16, 2007, the Standing Committee of the National People’s Congress promulgated the Enterprise Income Tax Law of the People’s Republic of China (the “New Law”) which becomes effective 1 January 2008. Detailed implementation rules were released subsequently during December 2007, which further clarified and explained various provisions of the new law.  The New Law harmonizes the tax laws applicable to foreign and domestic enterprises. Under the New Law, in general, both domestic enterprises and foreign invested enterprises will be subject to a unified income tax rate of 25%. Further, the New Law provides certain transition relief to enterprises currently enjoying tax rates below the new unified 25% tax rate. Under this relief, such enterprises will be subject to a gradual increase in their tax rate from 15% to 25% over five years. Additionally, the New Law accelerates the commencement of tax holidays previously deferred due to cumulative losses, to no later than January 1, 2008.

The Company has no undistributed foreign earnings as of September 30, 2008.

Effective on October 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Upon the Company's adoption of FIN 48 on October 1, 2007, the total amount of unrecognized tax benefits as of the date of adoption was zero. As a result of the implementation of FIN 48, the Company recognized no adjustment in the retained earnings for unrecognized tax benefits.  As of September 30, 2008, the Company recorded no additional amount for unrecognized tax benefits.

The Company has adopted the accounting policy that interest and penalties will be classified as a component of the provisions for income taxes.  No interest and penalties were recognized as of September 30. 2008.

The Company’s operations are subject to income and transaction taxes in the United States and in certain foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

The Company is subject to taxation in the US and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2006 to 2007 remain open in various tax jurisdictions. The Company does not anticipate any significant change within the next 12 months of its uncertain tax positions.

NOTE 9 — CONVERTIBLE NOTES

On March 7, 2007, Solar EnerTech entered into a securities purchase agreement to issue $17,300,000 of secured convertible notes (the “Notes”) and detachable stock purchase warrants the “Warrants”). Accordingly, during the quarter ended March 31, 2007, Solar EnerTech sold units consisting of:

•	$5,000,000 in principal amount of Series A Convertible Notes and warrants to purchase 7,246,377 shares (exercise price of $1.21 per share) of its common stock;

•	$3,300,000 in principal amount of Series B Convertible Notes and warrants to purchase 5,789,474 shares (exercise price of $0.90 per share) of its common stock ; and

•	$9,000,000 in principal amount of Series B Convertible Notes and warrants to purchase 15,789,474 shares (exercise price of $0.90 per share) of its common stock.

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

The following table summarizes the valuation of the Notes, the Warrants (including the Advisor Warrants), and the Compound Embedded Derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding advisor warrants)	(15,909,000)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,000
Carrying amount of notes at grant date	$-

Amortization of note discount and conversion effect	$7,000
Carrying amount of notes at September 30, 2007	7,000
Amortization of note discount and conversion effect	78,000
Carrying amount of notes at September 30, 2008	$85,000

Fair value of warrant liability (including advisor warrants) at issuance	$17,100,000
Loss on fair market value of warrant liability	290,000
Fair value of warrant liability at September 30, 2007	17,390,000
Gain on fair market value of warrant liability	(13,978,000)
Fair value of warrant liability at September 30, 2008	$3,412,000

Fair value of compound embedded derivative at grant date	$16,600,000
Loss on fair market value of embedded derivtive liability	200,000
Fair value of compound embedded derivative at September 30, 2007	16,800,000
Gain on fair market value of embedded derivative liability	(13,767,000)
Conversion of Series A and B Notes	(2,053,000)
Fair value of compound embedded derivative at September 30, 2008	$980,000

The value of the Warrants (including the Advisor Warrants) was estimated using a binomial valuation model with the following assumptions:

	September 30, 2008	September 30, 2007
Implied term (years)	3.43	4.43
Suboptimal exercise factor	2.5	2.5
Volatility	84%	72%
Dividend yield	0%	0%
Risk free interest rate	2.58%	4.23%

In conjunction with March 2007 financing, the Company recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the advisor warrants. The deferred financing cost is amortized over the three year life of the notes using a method that approximates the effective interest rate method. The advisor warrants were recorded as a liability and adjusted to fair value in each subsequent period. As of September 30, 2008 and 2007, total unamortized deferred financing cost was $1.8 million and $2.5 million, respectively.

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

The significant assumptions used in estimating stock price paths as of each valuation date are:

	September 30, 2008	September 30, 2007
Starting stock price (closing price on date preceding valuation date)	$0.40	$1.28
Annual volatility of stock	84.20%	72.10%
Risk free rate	1.89%	3.97%

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

The Company has accounted for the Registration Rights Agreements related to the Series A Convertible Notes in accordance with FSP EITF 00-19-2 wherein the probability that a contingent obligation to make future payments or otherwise transfer consideration shall be recognized and measured separately in accordance with Statement of Financial Accounting Standards 5 and FASB Interpretation 14.

The offering of the Series A convertible notes closed on March 7, 2007. According to the Registration Rights Agreement the Company signed in conjunction with this offering, a registration statement that included the common stock underlying the Series A convertible notes and the warrants issued in connection therewith was to be declared effective by the SEC no later than July 5, 2007. The registration statement the Company filed was declared effective in November 2007. However, this delay constitutes a triggering event which allows the holders, at their election, to require redemption of the notes. On December 14 and 17, 2007, the Company obtained waivers from Series A holders to waive the redemption rights relating to the delay of the SB-2 effective date.

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

Conversion

1)
At any time or times on or after the issuance date of the Notes, the holder is entitled to convert, at the holder’s sole discretion, any portion of the outstanding and unpaid conversion amount (principal, accrued and unpaid interest and accrued and unpaid late charges) into fully paid and non-assessable shares of common stock, at the conversion rate (as defined below).

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

Conversion Rate

The number of shares of common stock issuable upon conversion of the Notes is determined by dividing (x) the conversion amount (principal, interest and late charges accrued and unpaid), by (y) the then applicable conversion price (initially $0.69 for Series A Convertible Notes and $0.57 for Series B Convertible Notes, subject to adjustment as provided in the agreement). No adjustment in the conversion price of the Notes will be made in respect of the issuance of additional shares of common stock unless the consideration per share of an additional share of common stock issued or deemed to be issued by the Company is less than the conversion price of the Notes in effect on the date of, and immediately prior to, such issuance. Should the outstanding shares of common stock increase (by stock split, stock dividend, or otherwise) or decrease (by reclassification or otherwise), the conversion price of the Notes in effect immediately prior to the change shall be proportionately adjusted.

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

4)
At any time following the tenth (10th ) consecutive business day that the holder’s authorized share allocation is less than the number of shares of common stock that the holder would be entitled to receive upon a conversion of the full conversion amount of the Notes (without regard to any limitations on conversion);

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

2)
Redemption Right. At any time during the period beginning on the date of the holder’s receipt of a change of control notice and ending twenty (20) trading days after the consummation of such change of control, the holder may require the Company to redeem all or any portion of the Notes in cash for an amount equal to any accrued and unpaid liquidated damages, plus the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the greater of the closing sale price of the common stock immediately prior to the consummation of the change of control, the closing sale price immediately following the public announcement of such proposed change of control and the closing sale price of the common stock immediately prior to the public announcement of such proposed change of control by (B) the conversion price and (ii) 125% of the conversion amount being redeemed .

The material terms of the Warrants are as follows:

Exercise of Warrant and Exercise Price

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

Fundamental Transaction

In the event that the Company directly or indirectly consolidates, merges into another entity or allows another person to purchase more than 50% of the outstanding shares of common stock and that entity is a publicly traded corporation that does not assume the Warrants (the “Fundamental Transaction”), then the holder may request the successor entity to pay cash to the holder equal to the Black-Scholes value of the remaining unexercised portion of warrants on the date of the Fundamental Transaction.

For the fiscal year ended September 30, 2008, $4.9 million of Series A and B convertible notes were converted into our common shares. The Company recorded a loss on debt extinguishment of $4.6 million as a result of the conversion based on the quoted market closing price of its common shares on the conversion dates.

The loss on debt extinguishment is computed at the conversion dates as follow:

	Fiscal Years Ended
	September 30, 2008	September 30, 2007
Fair value of the common shares	$6,009,000	$-
Unamortized deferred financing costs associated with the converted notes	712,000	-
Fair value of the CED liability associated with the converted notes	(2,053,000)	-
Accreted amount of the notes discount	(54,000)	-
Loss on debt extinguishment	$4,614,000	$-

For the fiscal year ended September 30, 2008, the Company recorded $4.6 million of loss on debt extinguishment from Series A and B convertible notes. This loss was offset by a gain on debt extinguishment from settlement agreement with Coach Capital LLC in the amount of $0.4 million.  The net amount of $4.2 million loss on debt extinguishment is included in the Consolidated Statements of Operations.

NOTE 10 — STOCKHOLDERS’ EQUITY

Warrants

During November 2006, in connection with the sale of the Company’s common stock, the board of directors approved the issuance of a warrant to purchase an additional 2,500,000 shares of the Company’s common stock. The warrant is exercisable at $1 per share and expired as of November 20, 2007.

During March 2007, in conjunction with the issuance of $17,300,000 in convertible debt, the board of directors approved the issuance of Warrants to purchase shares of the Company’s common stock. The 7,246,377 Series A warrants and the 21,578,948 Series B warrants are exercisable at $1.21 and $0.90, respectively and expire in March 2012. In addition, in March 2007, as additional compensation for services as placement agent for the convertible debt offering, the Company issued the Advisor Warrants, which entitle the placement agent to purchase 507,247 and 1,510,528 shares of the Company’s common stock at exercise prices of $0.69 and $0.57 per share, respectively. The Advisor Warrants expire in March 2012.

The warrants (including the advisor warrants) are classified as a liability in accordance with SFAS No. 150, as interpreted by FASB Staff Position 150-1 “Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150,   Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” due to the terms of the warrant agreements which contain cash redemption provisions in the event of a fundamental transaction, which provide that the Company would repurchase any unexercised portion of the warrants at the date of the occurrence of the fundamental transaction for the value as determined by the Black-Scholes Merton valuation model. As a result, the warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in the accompanying Consolidated Statements of Operations.

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

For the services in connection with this closing, the placement agent and the selected dealer, Knight Capital Markets, LLC and Ardour Capital Investments, received an aggregate of a 6.0% cash commission, a 1.0% advisory fee and warrants to purchase 1,215,909 shares of common stock at $0.88 per share, exercisable for a period of 5 years from the date of issuance of the warrants. The net proceeds from issuing common stock and Series C warrants in January 2008 after all the financing costs were $19.9 million and were recorded in additional paid in capital and common stock. Neither the shares of common stock nor the shares of common stock underlying the warrants sold in this offering were granted registration rights. Additionally, in connection with the offering all of the Series A and Series B warrant holders waived their full ratchet anti-dilution and price protection rights previously granted to them in connection with the notes and related warrant financing.

A summary of warrant activity through September 30, 2008 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with common stock purchase	2,500,000	1.00	Additional paid in capital
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Outstanding at September 30, 2007	33,343,100
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Expired	(2,500,000)	1.00	Additional paid in capital
Outstanding at September 30, 2008	56,377,190

At September 30, 2008, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.57-$0.69	2,017,775	$0.60	3.46
$0.88-$1.00	47,113,038	$0.95	3.91
$1.21	7,246,377	$1.21	3.44

Restricted Stock

On August 19, 2008, Mr. Leo Young, our Chief Executive Officer, entered into a Stock Option Cancellation and Share Contribution Agreement with Jean Blanchard, a former officer, to provide for (i) the cancellation of a stock option agreement by and between Mr. Young and Ms. Blanchard dated on or about March 1, 2006 and (ii) the contribution to the Company by Ms. Blanchard of the remaining 25,250,000 shares of common stock underlying the cancelled option agreement.

On the same day, an Independent Committee of the Company’s Board adopted the 2008 Restricted Stock Plan (the “2008 Plan”)providing for the issuance of 25,250,000 shares of restricted common stock to be granted to the Company’s employees pursuant to forms of restricted stock agreements.

The 2008 Plan provides for the issuance of a maximum of 25,250,000 shares of restricted stock in connection with awards under the 2008 Plan. The 2008 Plan is administered by the Company’s Compensation Committee, a subcommittee of our Board of Directors, and has a term of 10 years. Restricted stock vest over a three year period and unvested restricted stock are forfeited and cancelled as of the date that employment terminates. Participation is limited to employees, directors and consultants of the Company and its subsidiaries and other affiliates. During any period in which shares acquired pursuant to the 2008 Plan remain subject to vesting conditions, the participant shall have all of the rights of a stockholder of the Company holding shares of stock, including the right to vote such shares and to receive all dividends and other distributions paid with respect to such shares.  If a participant terminates his or her service for any reason (other than death or disability), or the participant’s service is terminated by the Company for cause, then the participant shall forfeit to the Company any shares acquired by the participant which remain subject to vesting Conditions as of the date of the participant’s termination of service. If a participant’s service is terminated by the Company without cause, or due to the death or disability of the participant, then the vesting of any restricted stock award shall be accelerated in full as of the effective date of the participant’s termination of service.

The following table summarizes the activity of the Company’s unvested restricted stock units as of September 30, 2008 and changes during the fiscal years ended September 30, 2008, is presented below:

Restricted Stocks
Weighted-
	Number of	average grant-
	shares	date fair value
Nonvested as of September 30, 2007	—	—
Restricted stocks granted	25,250,000	$0.62
Restricted stocks vested	—	—
Restricted stocks canceled	—	—

Nonvested as of September 30, 2008	25,250,000	$0.62

Stock-based compensation cost for restricted stock for the year ended 2008 was $0.6 million. As of September 30, 2008, the total unrecognized compensation cost net of forfeitures relate to unvested awards not yet recognized is $15.1 million and is expected to be amortized over a weighted average period of 2.9 years.

Options

Non-Plan Options

Pursuant to an option agreement dated March 1, 2006 between Ms. Blanchard, a former officer and director, and Mr. Young, the President of the Company, the President had the right and option to purchase a total of 36,000,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vested in three equal installments over a period of two years, with the first installment vesting immediately, and the remaining installments vesting at 12 and 24 months after the date of the agreement. During the year ended September 30, 2006, the President exercised 10,750,000 options to purchase 10,750,000 shares.  The remaining 25,250,000 options were cancelled and shares of common stock underlying the option were returned to the company on August 19, 2008. Stock compensation charge related to non –plan options were $3.5 million and $8.5 million for the year ended September 30, 2008 and 2007, respectively.

The Black-Scholes stock price valuation model with the following assumptions was used to calculate the stock compensation charge:

•	Volatility of 82.57%

•	Risk-free interest rate of 4.65%

•	Expected lives – 4 years

•	No dividend yield

•	Market value per share of stock on measurement date of $0.70

Summary information regarding these options is as follows:

						Options Outstanding
							Weighted
	Number					Number	Average	Weighted
	of					Outstanding	Remaining	Average
	Options		Exercise			At September	Contractual	Exercise
	Granted	Expiration Date	Price	Exercised	Cancelled	30, 2008	Life (year)	Price
Granted to Leo Young, the President, March 1, 2006	36,000,000	February 10, 2010	$0.0001	10,750,000	25,250,000	-	-	$0.0001

Granted to Frank Fang Xie, a former director, March 1, 2006	1,500,000	February 10, 2010	$0.0001	1,500,000	-	-	-	$0.0001
Total	37,500,000			12,250,000	25,250,000	-	-

Mr. Xie’s option vested on the grant date in March 2006. The option to purchase 25.3 million shares of the Company’s common stock for Mr. Young has vested in March 2008. On August 19, 2008, the remaining outstanding options for Mr. Young were cancelled and shares were contributed back to the Company.

Amended and Restated 2007 Equity Incentive Plan

In September 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) that allows the Company to grant non-statutory stock options to employees, consultants and directors. A total of 10,000,000 shares of the Company’s common stock are authorized for issuance under the 2007 Plan. The maximum number of shares that may be issued under the 2007 Plan will be increased for any options granted that expire, are terminated or repurchased by the Company for an amount not greater than the holder’s purchase price and may also be adjusted subject to action by the stockholders for changes in capital structure. Stock options may have exercise prices of not less than 100% of the fair value of a share of stock at the effective date of the grant of the option.

On February 5, 2008, the Board of Directors of Solar EnerTech Nevada adopted the Amended and Restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”), which increases the number of shares authorized for issuance from 10 million to 15 million shares of common stock and was to be effective upon approval of the Company’s stockholders and upon the Company’s reincorporation into the State of Delaware.  On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of September 30, 2008 and 2007, 7,339,375 and 2,700,000 shares of common stock remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Shares Available For Grant	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2006	—	—	—	—
Shares reserved	10,000,000	—
Options granted	(7,300,000)	7,300,000	$0.66	$1.20
Options exercised	—	—	—	—
Options cancelled	—	—	—	—
Balance at September 30, 2007	2,700,000	7,300,000	$0.66	$1.20
Additional shares reserved	5,000,000	—
Options cancelled	509,375	(509,375)	$0.42	$0.85
Options granted	(870,000)	870,000	$0.37	$0.61
Balance at September 30, 2008	7,339,375	7,660,625	$0.39	$0.62

The total fair value of shares vested during the year was $726,000.

At September 30, 2008 and September 30, 2007, 7,660,625 and 7,300,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 9.03 years and 9.99 years, respectively and a weighted average exercise price of $0.62 and $1.20, respectively. Of these options, 3,477,506 and 1,453,338 shares were vested and exercisable on September 30, 2008 and 2007, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.62 and 9 years, respectively.

The fair values of employee stock options granted were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2008	2007
Volatility	99.2%	83.6%
Expected dividend	0.0%	0.0%
Risk-free interest rate	2.42%	4.10%
Expected term in years	2.8	2.9
Weighted-average fair value	$0.35	$0.65

On May 9, 2008, the Compensation Committee of the Board of Directors of the Company authorized the repricing of all outstanding options issued to current employees, directors, officers and consultants prior to February 5, 2008 under the 2007 Plan to $0.62, determined in accordance with the 2007 Plan as the closing price for shares of Common Stock on the Over-the-Counter Bulletin Board on the date of the repricing.

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

In accordance with the provisions of SFAS 123(R), the Company has recorded stock-based compensation expense of $5.6 million and $9.3 million for the fiscal years ended September 30, 2008 and 2007, respectively, which include the compensation effect for the options repriced. The stock-based compensation expense is based on the fair value of the options at the grant date.  We recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

NOTE 11 — NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Year Ended September 30,
	2008	2007

Calculation of net income (loss) per share - basic:

Net income (loss)	$5,539,000	$(29,432,000)
Weighted-average number of common shares outstanding	75,944,461	78,396,108
Net income (loss) per share - basic	$0.07	$(0.38)

Calculation of net loss per share - diluted:

Net income (loss)	$5,539,000	$(29,432,000)
Less: Gain on change in fair market value of compound embedded derivative	(13,767,000)	—
Interest expense on convertible notes	1,035,000	—
Less: Gain on change in fair market value of advisor warrants	(982,000)	—
Less: Gain on change in fair market value of Series B warrants	(9,870,000)	—
Net loss assuming dilution	$(18,045,000)	$(29,432,000)

Weighted-average number of common shares outstanding	75,944,461	78,396,108
Effect of potentially dilutive securities:
Warrants issued to advisors	388,866	—
Convertible notes	20,962,588	—
Series B Warrants	828,659	—
Weighted-average number of common shares outstanding
assuming dilution	98,124,574	78,396,108

Net loss per share - diluted	$(0.18)	$(0.38)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Operating lease

The Company leases several of its facilities under operating leases.

Minimum payments under these leases are as follows:

Fiscal Year Ended September 30,	Amount
2009	$709,000
2010	421,000
2011	-
2012	-
2013	-
After 2013	-

Total	$1,130,000

Rent expense under operating leases was $0.8 million and $0.3 million in fiscal years 2008 and 2007, respectively.

Capital investments

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollars based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 6.8183.

Year	Amount
2008 (Remaining balance)*	$904,000
2009	939,000
2010	939,000
2011	1,115,000

Total	$3,897,000

*
The amount includes approximately $83,000 of 2007 commitment, which remained unpaid as of September 30, 2008. The Company intends to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. The delay in the payment of remaining fiscal years 2007 and 2008 commitments of $904,000 could lead to Shanghai University requesting the Company pay the committed amount within a short time frame. If the Company does not pay and is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $660,000. As of the date of this report, the Company has not received any compensation request from Shanghai University.

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

Expenditures under this agreement will be accounted for as research and development expenditures under Statement of Financial Accounting Standard #2 – ‘Accounting for Research and Development Costs’ and expensed as incurred.

NOTE 13 — RELATED PARTY TRANSACTIONS

At September 30, 2008 and 2007, the accounts payable and accrued liabilities, related party balance was $5.5 million and $4.0 million, respectively. The $5.5 million accrued liability represents $4.5 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

NOTE 14 — FOREIGN OPERATIONS

Solar EnerTech identifies its operating segments based on its business activities and geographical locations. Solar EnerTech operates within a single operating segment, the manufacture of solar energy cells.

Solar EnerTech operates in the United States and in China. All of the Company’s sales occurred in China and substantially all of the Company’s fixed assets are located in China.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events or disagreements occurred requiring disclosure under Item 304 of Regulation S-K.

ITEM 9A (T). CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2008.

The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures and to confirm that any necessary corrective action, including procedure improvements, was documented. Based on our evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and or our Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the company’s internal control over financial reporting as of September 30, 2008, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In evaluating the Company’s internal control over financial reporting as of September 30, 2008, management concluded that the Company’s lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP resulted in audit adjustments to our fiscal year 2008 annual consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

“A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.”

The material weakness described above could result in a material misstatement of the company’s annual consolidated financial statements that would not be prevented or detected.  Based on this assessment, our company’s management concluded that our internal control over financial reporting was not effective as of September 30, 2008.

Remediation of Material Weakness

We have engaged in, and will continue to engage in, substantial efforts to address the material weakness in our internal control over financial reporting. The audit committee will continue to monitor the remediation plan to address the material weakness noted in prior periods and which remains at the completion of this evaluation of the company’s internal controls over financial reporting.

To remediate the material weakness described above, the company has implemented or plans to implement the remedial measures described below.

•	Hire additional qualified professionals or consultants with relevant experience for support our finance and accounting department;

•	Provide additional training to our existing personnel;

•	Increase the level of interaction among our management, audit committee, independent auditors and other external advisors;
•	Improve and upgrade our ERP system which was put in service in the third quarter of fiscal year 2008; and
•	Establish policies and procedures which will serve as guidelines to our existing employees.

Management believes the additional temporary reviews and monitoring procedures instituted by the Company in the first quarter of 2009 have mitigated the control deficiencies with respect to the preparation of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers. There are no family relationships among our executive officers and directors.

Name	Age	Position
Leo Shi Young	54	Director, President and Chief Executive Officer
Shi Jian Yin	52	Director, Vice-President, Chief Operating Officer
Robert Coackley	73	Director
Donald Morgan	63	Director
Kevin Koy	49	Director
Anthea Chung	40	Chief Financial Officer

LEO SHI YOUNG, Director, President and Chief Executive Officer since April 2006

Prior to becoming our President and Chief Executive Officer, Mr. Young was the co-founder, President and Chief Executive Officer of InfoTech Essentials Inc., an energy-saving technology company in China from 2001 to 2006. Mr. Young was a senior member of the California trade delegation to China in 2005, headed by Governor Arnold Schwarzenegger, and currently serves as an organizing committee member of China’s National Renewable Energy Forum. Mr. Young holds an MBA from Fordham University, New York (2005); an MA from the School of the Art Institute of Chicago (1985); and a BA from Tsinghua University of Beijing (1982).

SHI JIAN YIN, Director, Vice President and Chief Operating Officer since May 2006

Prior to joining us in May of 2006, Mr. Yin was the founder and General Manager of Shanghai TopSolar Inc. Mr. Yin’s business experience includes management positions at Shanghai Jiaotong University Gofly Group Co., Ltd., Shanghai Fenghuang Co., Ltd., Beijing Green Environment Technology Co., Ltd., as well as a number of senior positions at Shanghai Fenghuang Co., Ltd. Mr. Yin was awarded two Science and Technology Awards by the Chinese government for his research accomplishments. Mr. Yin earned his MBA (1992) and BA (1988) from Shanghai University of Communications, majoring in Engineering and Material Science.

ROBERT COACKLEY, Director since February 2008

Mr. Coackley joined our board in February 2008. Mr. Coackley has been President and Chief Executive Officer at several public and private technology companies. He is currently Chief Executive Officer and a member of the board of directors of IP Video Networks, Inc., based in San Diego, California. Mr. Coackley is also President of CEO Excel. Mr. Coackley also currently serves as the Chairman of the board of directors at OFID Micro Devices, Inc. and as a director at Swapstar, Inc., both private companies. Mr. Coackley teaches Business Finance and Business Valuation at UC Berkeley Extension. Mr. Coackley holds a B. Sc. Honors Degree in Electrical Engineering from City University, London, England.

DONALD MORGAN, Director since September 2007

Mr. Morgan joined our board in September 2007. Mr. Morgan has served as a senior financial executive for over 30 years. He has worked with U.S. and international companies ranging from small cap to Fortune 500. At present, Mr. Morgan is a financial consultant employed by Resources Connection, a publicly-listed consulting company. From February 2007 until April 2008, Mr. Morgan was a financial consultant to OSIsoft, a private software company. From 2005 until his retirement in 2006, Mr. Morgan was Chief Financial Officer of RAE Systems Inc. Mr. Morgan worked as consultant for Armanino McKenna, LLP, a public accounting firm from September 2004 until he joined RAE Systems in January 2005. Mr. Morgan was also Chief Financial Officer of Larscom Incorporated (from 1999 to 2004) and Inrange Technologies Corporation (from 1991 to 1997). He began his financial career at Unisys Corporation. Mr. Morgan holds a B.S. degree in Business Administration from Northeastern University and a M.S. degree in Finance from the University of Illinois.

KEVIN KOY, Director since September 2007

Mr. Koy joined our board in September 2007. Mr. Koy has over 20 years experience in business management and development. Since 2004, Mr. Koy has been managing Old World Homes, LLC, an innovative construction firm that he co-founded. From 2002 to 2004, Mr. Koy was the Director of Corporation Development, Business School, University of Chicago and Director, External Affairs, Chemistry, of Northwestern University. These positions were supported by his entrepreneur background and experience which includes positions as CEO of Northfield Consulting Group; CEO of Dauphin Technologies, Inc., the first hand-held computer company; CEO of VictorMaxx technologies, Inc., a virtual reality computing company, and Market Logic Group Ltd. Mr. Koy holds a BA degree from Grinnell College in Grinnell, Iowa.

ANTHEA CHUNG, Chief Financial Officer, Treasurer and Secretary since June and September 2007
Ms. Chung joined us in June 2007. From August 2004 until June 2007, Ms. Chung served as Vice President and Corporate Controller of RAE Systems Inc., a publicly traded corporation located in San Jose, California, which is a leading global developer and manufacturer of rapidly-deployable, multi-sensor chemical and radiation detection monitors and networks. Prior to August 2004, from December 2001 to August 2004, Ms. Chung worked as Corporate Controller of TLZ Inc. a global distributor of laser measurement tools located in Mountain View, California. Ms. Chung started her career at PricewaterhouseCoopers as an auditor where she spent five years working in the United States and three years working in China. Ms. Chung holds a Bachelor of Science degree in accounting from Indiana University at Bloomington and is a certified public accountant registered in the state of California.

Audit Committee

The members of the Audit Committee are Messrs. Morgan (Chair), Coackley and Koy. The Board of Directors has determined that each current member of the Audit Committee is “independent,” as such term is defined under the applicable NASDAQ Stock Market listing standards and the rules and regulations of the Securities and Exchange Commission (“SEC”) as they apply to audit committee members. The Board of Directors has also determined that each member of the Audit Committee is financially literate, and that Mr. Morgan is a “financial expert,” as such term is defined by the applicable regulations of the SEC.

The functions of the Audit Committee include retaining our independent auditors, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2008, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

Insider	Filing	Date of Transaction	Filing Date
Jack Shijian Yin	Form 3	Mar. 15, 2006	Feb. 25, 2008
Luxor Capital Group, LP	Form 3	Jan. 15, 2008	Jan. 28, 2008
The Quercus Trust	Form 3	Jan. 14, 2008	Jan. 28, 2008
Kevin Koy	Form 4	Jan. 4, 2008	Mar. 3, 2008
Kevin Koy	Form 4	Apr. 30, 2008	May 14, 2008
Donald Morgan	Form 4	Apr. 30, 2008	May 14, 2008
The Quercus Trust	Form 4	May 8, 2008	May 12, 2008
Leo Shi Young	Form 4	Aug. 19, 2008	Aug. 29, 2008
Jack Shijian Yin	Form 4	Aug. 19, 2008	Aug. 29, 2008

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors.  The Code of Business Conduct and Ethics is available on our website at www.solarenertech.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table and discussion sets forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and to any executive officer whose annual salary and bonus exceeded $100,000 during our last completed fiscal year.
SUMMARY COMPENSATION TABLE

			Option Awards($)		Other Compensation
Name and principal position	Year	Salary ($)	(1)		($)		Total ($)
Leo Shi Young, (7)	2008	132,000	279,000	(4)	18,000	(3)	429,000
President and Chief Executive Officer	2007	36,000	8,450,000	(2)	24,000	(3)	8,510,000

Shi Jian Yin,	2008	74,000	181,000	(5)			255,000
Chief Operating Officer	2007	32,000					32,000

Anthea Chung,	2008	130,000	550,000	(6)	32,000	(3)	712,000
Chief Financial Officer, Treasurer and Secretary	2007	43,000	203,000	(6)			246,000

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

(2)
Under an agreement dated March 1, 2006, Mr. Young was granted an option to purchase a total of 36 million shares of common stock directly from Jean Blanchard, our former President at a price of $0.0001 per share until February 10, 2010. The amount shown reflect the grant date fair value computed in accordance with FAS 123R.  The outstanding option were returned to the Company on August 19, 2008.

(3)	The Company provided apartment while Mr. Young and Ms. Chung were working in the Shanghai office.

(4)	On August 19, 2008, Mr. Young was granted 11.75 million restricted shares. These shares are vested in 3 years. The amount shown reflect the grant date fair value computed in accordance with FAS 123R.

(5)	On August 19, 2008, Mr. Ying was granted 7.6 million restricted shares. These shares are vested in 3 years. The amount shown reflect the grant date fair value computed in accordance with FAS 123R.

(6)	Represents two options granted to Ms. Chung effective September 25, 2007 under the terms of the Company’s 2007 Equity Incentive Plan, as amended and restated, with an exercise price of $0.62.

(7)
Under the terms of the Executive Incentive Agreement, Mr. Young is entitled to receive: (i) an annual base salary of $200,000, increased to $250,000 for the calendar year 2009 if the Company reaches certain operating and financial metrics agreed upon between the Board of Directors and Mr. Young and increased to $300,000 for the calendar year 2010 if the Company reaches certain operating and financial metrics agreed upon between the Board of Director and Mr. Young (to be revisited if 2009 metrics are not met); (ii) options for up to 1.5 million shares of the Company’s common stock if the Company reaches certain operating and financial metrics agreed upon between the Board of Director and Mr. Young, which would vest twelve (12) months after the date of the grant with an exercise price equal to the market price of the Company’s common stock on the date of the grant; (iii) severance arrangement of a lump sum payment in an amount equal to eighteen (18) months of Mr. Young’s then effective base salary under certain conditions; and (iv) other benefits as set forth in the Executive Incentive Agreement attached as Exhibit 10.2 to our Form 8-K filed on August 19, 2008.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2008

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock (#) That Have Not		Market Value of Shares or Units of Stock That Have Not
Name	Exercisable		Unexercisable		Price ($)	Date	Vested (#)		Vested ($) (1)
Leo Shi Young	0						11,750,000	(2)	3,407,500

Shi Jian Yin	0						7,600,000	(3)	2,204,000

Anthea Chung	500,000	(4)	0		0.62	2/25/2017
	666,667	(4)	1,333,333	(4)	0.62	2/25/2017

(1)	Based on a closing price of Solar EnerTech’s common stock of $0.29 on September 30, 2008.
(2)	On August 19, 2008, Mr. Young was granted 11.75 million shares of restricted stock. These shares will vest 20% on August 19, 2010 and 80% on August 19, 2011.
(3)	On August 19, 2008, Mr. Yin was granted 7.6 million shares of restricted stock. These shares will vest 20% on August 19, 2010 and 80% on August 19, 2011.
(4)	Represents two options granted to Ms. Chung effective September 25, 2007 under the terms of the Company’s Equity Incentive Plan, as amended and restated, with an exercise price of $0.62 per share.

DIRECTOR COMPENSATION

Name	Option Awards ($)		All Other Compensation ($)		Total ($)
Leo Shi Young (1)	-		-		-
Shi Jian Yin (1)	-		-		-
Donald Morgan	79,000	(2)	4,200	(3)	83,200
Kevin Koy	47,000	(2)	4,200	(3)	51,200
Robert Coackley	29,000	(2)	4,200	(3)	33,200

(1)	Please see the Summary Compensation Table above with respect to compensation earned by Messrs Young and Yin as executive officers of the Company.

(2)	The amount shown reflect the grant date fair value computed in accordance with FAS123R.

(3)	Cash compensation received by each board member.

Compensation of Directors

Narrative to Director Compensation Table

On February 22, 2008, the Compensation Committee of the Board of Directors recommended and the Board adopted the following compensation arrangements for our non-employee directors:

	Attendance Fees	Stock Option Award

All Board Members	$1,500 per Board meeting attended in person; $300 per Board meeting attended telephonically	25,000 shares vesting ratably over one year

Audit Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Audit Committee Chair	—	Additional award of 175,000 shares vesting ratably over one year

Compensation Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Compensation Committee Chair	—	Additional award of 75,000 shares vesting ratably over one year

Nominating and Governance Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Nominating and Governance Committee Chair	—	Additional award of 75,000 shares vesting ratably over one year
______________
(1)	Attendance of committee meetings that are held on the same day with a general Board meeting do not result in receiving additional attendance fees for attendance of the committee meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	7,660,625	(1)	$0.62	7,339,375
Equity compensation plans not approved by security holders	—		$—	—

(1) Represents options to purchase common stock issued pursuant to the terms of the 2007 Equity Incentive Plan, as amended and restated.

a — Our common stock is currently quoted by the Over-The-Counter Bulletin Board under the symbol “SOEN.OB”.
b — We have approximately 55 record holders on September 30, 2008.
c — No cash dividend has been declared.

Amended and Restated 2007 Equity Incentive Plan

On September 24, 2007, our Board of Directors approved the adoption of the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of a maximum of 10 million shares of common stock in connection with awards under the 2007 Plan. Such awards may include stock options, restricted stock purchase rights, restricted stock bonuses and restricted stock unit awards. The 2007 Plan may be administered by the Company’s Board of Directors or a committee duly appointed by the Board of Directors and has a term of 10 years. Participation in the Plan is limited to employees, directors and consultants of the Company and its subsidiaries and other affiliates. Options granted under the 2007 Plan must have an exercise price per share not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 2007 Plan may not have a term exceeding 10 years. Awards will vest upon conditions established by the Board of Directors or its duly appointed Committee. Subject to the requirements and limitations of section 409A of the Internal Revenue Code of 1986, as amended, in the event of a Change in Control (as defined in the 2007 Plan), the Board of Directors may provide for the acceleration of the exercisability or vesting and/settlement of any award, the Board of Directors may provide for a cash-out of awards or the Acquirer (as defined in the 2007 Plan) may either assume or continue the Company’s rights and obligations under any awards.

On February 5, 2008, the Board of Directors adopted the Amended and Restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”), which increases the number of shares authorized for issuance from 10 million to 15 million shares of common stock and was to be effective upon approval of the Company’s stockholders and upon the Company’s reincorporation into the State of Delaware.  On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware.

On May 9, 2008, the Compensation Committee of the Board of Directors of the Company authorized the repricing of all outstanding options issued to current employees, directors, officers and consultants prior to February 5, 2008 under the 2007 Plan to $0.62, determined in accordance with the 2007 Plan as the closing price for shares of Common Stock on the Over-the-Counter Bulletin Board on the date of the repricing.

As of September 30, 2008, the Board of Directors granted options to purchase 7,660,625 shares of our common stock to our employees, director and consultants.

2008 Restricted Stock Plan

On August 19, 2008, Mr. Leo Young, our Chief Executive Officer, entered into a Stock Option Cancellation and Share Contribution Agreement with Jean Blanchard, a former officer, to provide for (i) the cancellation of a stock option agreement by and between Mr. Young and Ms. Blanchard dated on or about March 1, 2006 and (ii) the contribution to the Company by Ms. Blanchard of the remaining 25,250,000 shares of common stock underlying the cancelled Option Agreement.

On the same day, an Independent Committee of the Company’s Board adopted the 2008 Restricted Stock Plan (the “2008 Plan”) providing for the issuance of 25,250,000 shares of restricted common stock to be granted to the Company’s employees pursuant to forms of restricted stock agreements.

The 2008 Plan provides for the issuance of a maximum of 25,250,000 shares of restricted stock in connection with awards under the 2008 Plan.  The 2008 Plan is administered by the Company’s Compensation Committee, a subcommittee of our Board of Directors, and has a term of 10 years. Restricted stock vest over a three year period and unvested restricted stock are forfeited and cancelled as of the date that employment terminates. Participation is limited to employees, directors and consultants of the Company and its subsidiaries and other affiliates.  During any period in which shares acquired pursuant to the 2008 Plan remain subject to vesting conditions, the participant shall have all of the rights of a stockholder of the Company holding shares of stock, including the right to vote such shares and to receive all dividends and other distributions paid with respect to such shares.  If a participant terminates his or her service for any reason (other than death or disability), or the participant’s service is terminated by the Company for cause, then the participant shall forfeit to the Company any shares acquired by the participant which remain subject to vesting Conditions as of the date of the participant’s termination of service. If a participant’s service is terminated by the Company without cause, or due to the death or disability of the participant, then the vesting of any restricted stock award shall be accelerated in full as of the effective date of the participant’s termination of service.

Options

Non-Plan Options

Pursuant to an option agreement dated March 1, 2006 between Ms. Blanchard, a former officer and director, and Mr. Young, the President of the Company, the President had the right and option to purchase a total of 36,000,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vest in three equal installments over a period of two years, with the first installment vesting immediately, and the remaining installments vesting at 12 and 24 months after the date of the agreement. During the year ended September 30, 2006, the President exercised 10,750,000 options to purchase 10,750,000 shares and transferred 5,750,000 shares to various employees of Infotech Shanghai. The Company recorded stock compensation charge of $10,695,000 in the fiscal year ended September 30, 2006 for the transfer of shares to the employees.

Pursuant to an option agreement dated March 1, 2006 with Ms. Blanchard, a former officer and director, and Mr. Xie, a former director of the Company, Mr. Xie had the right and option to purchase a total of 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vested immediately. Mr. Xie exercised the 1,500,000 shares of the Company’s common stock in April 2008.

Mr. Xie’s option vested on the grant date in March 2006. The option to purchase 25.3 million shares of the Company’s common stock for Mr. Young vested in March 2008.

Effective August 19, 2008 the Company, purchased Infotech through a series of agreements. As part of the purchase, the Company terminated the original agency relationship with Infotech, terminated a management agreement with Mr. Leo Young, the Company’s current President and Chief Executive Officer, and signed a new incentive compensation agreement with Mr. Young in to replace the management agreement. In addition, an option to purchase 25,250,000 shares of the Company’s common stock at a price of $0.0001 per share held by Mr. Young was cancelled, with the underlying shares contributed to the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth security information as of November 30, 2008, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities, each of our executive officers and directors and of all of our executive officers and directors as a group. On November 30, 2008, we had 112,444,346 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after November 30, 2008 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

	Number of Shares
Name and Address	Beneficially Owned		Percentage Owned
The Quercus Trust (1)	39,580,797	(4)	28.69%

Luxor Capital Group, L.P. (2)	39,361,309	(5)	27.41%

Capital Ventures International (3)	8,825,477	(6)	7.28%

(1) The address for The Quercus Trust is 1835 Newport Blvd., A109-PMB 467, Costa Mesa, CA  92627.

(2) The address for Luxor Capital is 767 Fifth Avenue, 19th Floor, New York, NY  10153.

(3) The address for Capital Ventures International is One Capitol Place, P.O. Box 1787 GT, Grand Cayman Islands, B.W.I.

(4) Included common stock outstanding of 14.1 million shares, warrants of 22.0 million shares and convertible note of 3.5 million shares.

(5) Included common stocks, warrants and convertible notes held by Luxor Capital and its related parties. Included common stock outstanding of 8.2 million shares, warrants of 19.7 million shares and convertible note of 11.5 million shares.

(6) Included warrants of 4.6 million shares and convertible note of 4.2 million shares.

Security Ownership of Management

	Number of Shares
Name and Address (1)	Beneficially Owned		Percentage
Leo Shi Young	15,284,286	(2)	13.64%

Shi Jian Yin	11,100,000	(3)	9.91%

Anthea Chung	1,333,333	(4)	1.18%

Donald Morgan	191,667	(5)	*

Kevin Koy	95,833	(6)	*

Robert Coackley	100,000	(7)	*

All directors and officers as a group	27,980,119		24.59%

* Beneficially owns less than 1% of our outstanding common shares and options.

(1)	The address for our officers and directors is 1600 Adams Drive, Menlo Park, California 94025

(2)
Mr. Young was granted 11.75 million of restricted shares on August 19, 2008.  20% of these shares will be vested on August 19, 2010 and 80% will be vested on August 19, 2011.  As of September 30, 2008, none of the shares have been vested.  These restricted shares bear voting rights and therefore are included in this calculation.

(3)
Mr. Shi Jian Yin was granted 7.5 million of restricted shares on August 19, 2008.  20% of these shares will be vested on August 19, 2010 and 80% will be vested on August 19, 2011.  As of September 30, 2008, none of the shares have been vested.  These restricted shares bear voting rights and therefore are included in this calculation.

(4)	Represents two options granted to Ms. Chung effective September 25, 2007 under the terms of the Company’s 2007 Stock Incentive Plan, as amended and restated.

(5)
Represents the vested and exercisable of two options granted to Mr. Morgan effective September 25, 2007 and February 22, 2008 under the terms of the Company’s 2007 Stock Incentive Plan, as amended and restated.

(6)
Represents the vested and exercisable of an option granted to Mr. Koy effective September 25, 2007 and February 22, 2008 under the terms of the Company’s 2007 Stock Incentive Plan, as amended and restated.

(7)	Represents the vested and exercisable of an option granted to Mr. Coackley effective February 5, 2008 under the terms of the Company’s 2007 Stock Incentive Plan, as amended and restated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the fiscal year ended September 30, 2006, the Company accrued $4.4 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young, our President and Chief Executive Officer. The withholding tax absorbed by the Company was accounted for as additional compensation expense to the employee. During fiscal year 2007, our President and Chief Executive Officer paid $460,000 of tax related to exercise of the stock options. Accordingly, the Company reduced accrued liability and general and administrative expense by $460,000 during the fiscal year 2007.

At September 30, 2008 and 2007, the accounts payable and accrued liabilities, related party balance was $5.5 million and $4.0 million, respectively. The $5.5 million accrued liability represents $4.5 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

DIRECTOR INDEPENDENCE

The Board of Directors is presently comprised of Leo Shi Young, Shi Jian Yin, Donald Morgan, Kevin Koy and Robert Coackley. Of such directors, Robert Coackley, Kevin Koy and Donald Morgan are each an “independent director” as such term is defined in Marketplace Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market. The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under Marketplace Rule 4200(a)(15) in the determination of such director’s independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements for the years ended September 30, 2008 and 2007, were as follows:

	Fiscal Year 2008	Fiscal Year 2007
Ernst & Young Hua Ming — Audit fee	$420,000	$275,000
Ernst & Young Hua Ming — Audit related fees	22,000

Total	$442,000	$275,000

Tax Fees

We paid no fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2008 and 2007, respectively.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal year ended September 30, 2008 and 2007.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report on Form 10-K:

(a) Index to Consolidated Financial Statements:

(b) Exhibits

2.1
Agreement and Plan of Merger with Solar EnerTech Corp., a Nevada corporation and our predecessor in interest, dated August 13, 2008, incorporated by reference from Exhibit 2.1 to our Form 8-K filed on August 14, 2008.

3.1	Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to our Form 8-K filed on August 14, 2008.

3.2	By-laws, incorporated by reference from Exhibit 3.2 to our Form 8-K filed on August 14, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on August 14, 2008.

4.2	Form of Notice of Repricing, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on May 13, 2008.

10.1	Consulting Services Agreement by and between the Company and Anthea Chung effective December 9, 2008.*

10.2	Stock Purchase Agreement, dated August 19, 2008, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on August 19, 2008.

10.3
Executive Incentive, Change of Control Retention and Severance Agreement entered into between the Company and Mr. Young dated August 19, 2008, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on August 19, 2008.

10.4	2008 Restricted Stock Incentive Plan established effective as of August 19, 2008, incorporated by reference from Exhibit 10.3 to our Form 8-K filed on August 19, 2008.

10.5	Forms of Restricted Stock Agreement, incorporated by reference from Exhibit 10.4 to our Form 8-K filed on August 19, 2008.

10.6	Form of Indemnity Agreement, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on August 14, 2008.

10.7	Amended and Restated 2007 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on August 14, 2008.

10.8	Notice of Grant and Stock Option Agreement (For Participant Resident in the United States of America), incorporated by reference from Exhibit 10.3 to our Form 8-K filed on September 27, 2007.

10.9	Notice of Grant and Stock Option Agreement (For Participant Resident in The Peoples Republic of China), incorporated by reference from Exhibit 10.4 to our Form 8-K filed on September 27, 2007.

10.10
Form of Securities Purchase Agreement between the Company and certain Buyers (as defined therein) dated as of January 11, 2008, incorporated by reference from Exhibit 10.29 to our Form 8-K filed on January 16, 2008.

10.11	Form of Series C Warrant dated as of January 11, 2008, incorporated by reference from Exhibit 10.30 to our Form 8-K filed on January 16, 2008.

10.12	Letter Agreement between the Company and Knight Capital Markets, LLC dated February 15, 2007, incorporated by reference from Exhibit 10.4 to our Form SB-2 filed on April 23, 2007.

10.13	Indemnification Agreement between the Company and Knight Capital Markets, LLC dated February 15, 2007, incorporated by reference from Exhibit 10.4 to our Form SB-2 filed on April 23, 2007.

10.14
Form of Securities Purchase Agreement between the Company and certain Buyers (as defined therein) dated as of March 7, 2007, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 8, 2007.

10.15	Form of Series A Convertible Note dated as of March 7, 2007, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 8, 2007.

10.16	Form of Series B Convertible Note dated as of March 7, 2007, incorporated by reference from Exhibit 10.3 to our Form 8-K filed on March 8, 2007.

10.17	Form of Series A Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.4 to our Form 8-K filed on March 8, 2007.

10.18	Form of Series B Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.5 to our Form 8-K filed on March 8, 2007.

10.19	Form of Registration Rights Agreement dated as of March 7, 2007, incorporated by reference from Exhibit 10.6 to our Form 8-K filed on March 8, 2007.

10.20	Form of Lock-up Agreement with officers and directors of the Company dated as of March 7, 2007, incorporated by reference from Exhibit 10.7 to our Form 8-K filed on March 8, 2007.

10.21	Demand Promissory Note dated January 24, 2007 in the amount of $100,000 in favor of Coach Capital LLC, incorporated by reference from Exhibit 10.15 to our Form SB-2 filed on April 23, 2007.

10.22	Convertible Debenture dated February 4, 2007 in the amount of $300,000 in favor of Coach Capital LLC, incorporated by reference from Exhibit 10.17 to our Form SB-2 filed on April 23, 2007.

10.23
Joint R&D Laboratory Agreement between Solar EnerTech (Shanghai) Co., Ltd. and Shanghai University dated December 15, 2006, incorporated by reference from Exhibit 10.19 to our Form SB-2 filed on April 23, 2007.

10.24	Repayment Agreement between the Company and Infotech Essentials, Inc. dated January 1, 2007, incorporated by reference from Exhibit 10.23 to our Form SB-2 filed on April 23, 2007.

10.25	Settlement and Release Agreement between the Company and Coach Capital LLC dated December 10, 2007, incorporated by reference from Exhibit 10.23 to our Form 10-KSB filed on December 28, 2007.

10.26	Management Agreement between the Company and Qizhuang Cai dated effective April 6, 2007, incorporated by reference from Exhibit 10.27 to our Form SB-2 filed on April 23, 2007.

10.27	Settlement Agreement between the Company and Knight Capital Markets, LLC dated effective March 9, 2007, incorporated by reference from Exhibit 10.28 to our Form SB-2 filed on April 23, 2007.

10.28	Management Agreement between the Company and Ming-Wai Anthea Chung dated effective June 1, 2007, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on June 7, 2007.

10.29
Form of Indemnity Agreement entered into between the Company and its directors, officers and certain other employees, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on September 27, 2007.

10.30
Lease Agreement between Solar EnerTech, Ltd. and Shanghai Jin Qiao Technology Park, Ltd. commenced on February 20, 2006, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on May 12, 2006.

10.31
Supply-Purchase Contract between Solar EnerTech (Shanghai) Co., Ltd. and Jiangsu Photavaltaic Industry Development Co., Ltd. dated 2007, incorporated by reference from Exhibit 10.22 to our Form SB-2 filed on April 23, 2007.

14.1	Code of Business Conduct and Ethics, incorporated by reference from Exhibit 14.1 to our Form 8-K filed on February 11, 2008.

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Accounting Firm*

31.1	Section 302 Certification – Chief Executive Officer*

31.2	Section 302 Certification – Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.*

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ENERTECH CORP.
Date: December 22, 2008
	By:	/s/ Leo Shi Young
Leo Shi Young President/Chief Executive Officer

POWER OF ATTORNEY

 KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Leo Shi Young and Anthea Chung, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Leo Shi Young	Date: December 22, 2008
Leo Shi Young President/Chief Executive Officer

By:	/s/ Anthea Chung	Date: December 22, 2008
Anthea Chung Chief Financial Officer

By:	/s/ Shi Jian Yin	Date: December 22, 2008
Shi Jian Yin General Manager/Chief Operating Officer

By:	/s/ Donald Morgan	Date: December 22, 2008
Donald Morgan Director

By:	/s/ Kevin Koy	Date: December 22, 2008
Kevin Koy Director

By:	/s/ Robert Coackley	Date: December 22, 2008
Robert Coackley Director