Form 10-Q
period 2008-12-31
SOLAR ENERTECH CORP
filed 2009-02-13
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of February 9, 2009: 112,975,764

Table of Contents

SOLAR ENERTECH CORP

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS
Solar EnerTech Corp.
Consolidated Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)	Audited
ASSETS
Current assets:
Cash and cash equivalents	$5,675,000	$3,238,000
Accounts receivable, net	327,000	1,875,000
Advance payments and other	1,047,000	3,175,000
Inventories, net	2,902,000	4,886,000
VAT receivable	1,919,000	2,436,000
Other receivable	134,000	730,000
Total current assets	12,004,000	16,340,000
Property and equipment, net	13,176,000	12,934,000
Investment	1,000,000	1,000,000
Deferred financing costs, net of accumulated amortization	1,721,000	1,812,000
Deposits	167,000	701,000
Total assets	$28,068,000	$32,787,000

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$1,072,000	$1,771,000
Customer advance payment	233,000	96,000
Accrued expenses	730,000	910,000
Accounts payable and accrued liabilities, related parties	5,512,000	5,450,000
Derivative liabilities	491,000	980,000
Warrant liabilities	1,768,000	3,412,000
Total current liabilities	9,806,000	12,619,000
Convertible notes, net of discount	354,000	85,000
Total liabilities	10,160,000	12,704,000

STOCKHOLDER'S EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value 112,624,550 and 112,052,012 shares issued and outstanding at December 31, 2008 and
September 30, 2008, respectively	113,000	112,000
Additional paid in capital	73,291,000	71,627,000
Other comprehensive income	2,446,000	2,485,000
Accumulated deficit	(57,942,000)	(54,141,000)
Total stockholders' equity	17,908,000	20,083,000
Total liabilities and stockholders' equity	$28,068,000	$32,787,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended December 31,
	2008	2007

Net sales	$5,084,000	$4,839,000
Cost of sales	(7,420,000)	(5,305,000)
Gross loss	(2,336,000)	(466,000)

Operating expenses:
Selling, general & administrative	2,561,000	3,885,000
Research & development	335,000	97,000
Loss on debt extinguishment	310,000	362,000
Total operating expenses	3,206,000	4,344,000

Operating loss	(5,542,000)	(4,810,000)

Other income (expense):
Interest income	7,000	10,000
Interest expense	(365,000)	(278,000)
Gain on change in fair market value of compound embedded derivative	475,000	1,099,000
Gain on change in fair market value of warrant liability	1,644,000	115,000
Other expense	(20,000)	(38,000)
Net loss	$(3,801,000)	$(3,902,000)

Net loss per share - basic	$(0.04)	$(0.05)
Net loss per share - diluted	$(0.04)	$(0.05)

Weighted average shares outstanding - basic	87,043,800	79,168,174
Weighted average shares outstanding - diluted	87,043,800	79,168,174

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Statements of Cash Flows
(Unaudited)

	Quarter Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,801,000)	$(3,902,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets	526,000	320,000
Stock-based compensation	1,519,000	2,446,000
Loss on debt extinguishment	310,000	362,000
Amortization of note discount and deferred financing cost	182,000	9,000
Gain on change in fair market value of compound embedded derivative	(475,000)	(1,099,000)
Gain on change in fair market value of warrant liability	(1,644,000)	(115,000)
Changes in operating assets and liabilities:
Accounts receivable, net	1,545,000	(900,000)
Advance payments and other	2,123,000	1,469,000
Inventories, net	1,974,000	958,000
VAT receivable	511,000	(45,000)
Other receivable	595,000	39,000
Accounts payable, accrued liabilities and customer advance payment	(735,000)	(333,000)
Accounts payable and accrued liabilities, related parties	62,000	-
Net cash provided by (used in) operating activities	2,692,000	(791,000)

Cash flows from investing activities:
Acquisition of property and equipment	(264,000)	(1,682,000)
Net cash used in investing activities	(264,000)	(1,682,000)

Effect of exchange rate on cash and cash equivalents	9,000	469,000
Net increase (decrease) in cash and cash equivalents	2,437,000	(2,004,000)
Cash and cash equivalents, beginning of period	3,238,000	3,908,000
Cash and cash equivalents, end of period	$5,675,000	$1,904,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.

Notes to Consolidated Financial Statements
December 31, 2008 (Unaudited)

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

The Company’s management in February 2008 decided that it was in the Company’s and its shareholders best interests to change the Company’s state of domicile from Nevada to Delaware (the “Reincorporation”).  On August 13, 2008, the Company, a Nevada entity at the time, entered into an Agreement and Plan of Merger with Solar EnerTech Corp., a Delaware corporation and wholly-owned subsidiary of the Nevada entity, (the “Delaware Subsidiary”), whereby the Nevada entity merged with and into the Delaware Subsidiary in order to effect the Reincorporation. After the Reincorporation, the Nevada entity ceased to exist and the Company survived as a Delaware entity.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting

Prior to August 19, 2008, the Company operated its business in the People’s Republic of China through Infotech Hong Kong New Energy Technologies, Limited (“Infotech HK”) and Solar EnerTech (Shanghai) Co., Ltd (“Infotech Shanghai,” and together with Infotech HK, “Infotech”). While the Company did not own Infotech, the Company’s financial statements have included the results of the financials of each of Infotech HK and Infotech Shanghai since these entities were wholly-controlled variable interest entities of the Company through an Agency Agreement dated April 10, 2006 by and between the Company and Infotech (the “Agency Agreement”). Under the Agency Agreement the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. The Agency Agreement continued through April 10, 2008 and then on a month to month basis thereafter until August 19, 2008.

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

Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed to operations. Major repairs that improve or extend the lives of the related assets are capitalized.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method. Raw material cost is based on purchase costs while work-in-progress and finished goods are comprised of direct materials, direct labor and an allocation of manufacturing overhead costs. Inventory in-transit is included in finished goods and consists of products shipped but not recognized as revenue because it does not meet the revenue recognition criteria. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Warranty cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized. Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a 10-year and 25-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from our warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates.  The Company’s warranty costs for the three months ended December 31, 2008 and 2007 were immaterial.

Impairment of long lived assets

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of December 31, 2008, management expects those assets related to its continuing operations to be fully recoverable.

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

As of December 31, 2008, the Company accounted for the investment in 21-Century Silicon companies at cost amounting to $1.0 million.

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

Valuation allowance

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that the Company change its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

Derivative financial instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on the balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Estimated Forfeitures — When estimating forfeitures, the Company takes into consideration the historical option forfeitures over the expected term.

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

Segment Information

The Company identifies its operating segments based on its business activities and geographical locations. The Company operates within a single operating segment - the manufacture of solar energy cells and modules. The Company operates in the United States and in China. Most of the Company’s business operations are conducted in China and a majority of the Company’s fixed assets are located in China.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement for financial assets and financial liabilities effective October 1, 2008, which had no material impact on the Company’s financial and results of operations.

SFAS 157 defines fair value and establishes a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Under SFAS 157, the inputs used to measure fair value must be classified into one of three levels as follows:

Level 1 -	Quoted prices in an active market for identical assets or liabilities;
Level 2 -
Observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 -	Assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

 The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2008:

	Fair Value at December 31, 2008	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$491,000	-	-	$491,000
Warrant liabilities	1,768,000	-	-	1,768,000

Total liabilities	$2,259,000	-	-	$2,259,000

The Company’s valuation techniques used to measure the fair values of the derivative liabilities and warrant liabilities were derived from management assumption or estimation and are discussed in Note 7 – Convertible Notes.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”   SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  The Company did not elect to report any of its financial assets or liabilities at fair value, and as a result, the adoption of SFAS No. 159 had no material impact on its financial and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS 141(R)”), “Business Combinations.” The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 141(R) will be effective for the Company on October 1, 2009, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of Statement 141(R) on its financial position and results of operations.

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

NOTE 3 — INVENTORIES

At December 31, 2008 and September 30, 2008, inventories consist of:

	December 31, 2008	September 30, 2008
Raw materials	$859,000	$2,111,000
Work in process	96,000	145,000
Finished goods	1,947,000	2,630,000
Total inventories	$2,902,000	$4,886,000

NOTE 4 — ADVANCE PAYMENTS AND OTHER

At December 31, 2008 and September 30, 2008, advance payments and other consist of:

	December 31, 2008	September 30, 2008
Prepayment for raw materials	$779,000	$2,959,000
Other	268,000	216,000
Total advance payments and other	$1,047,000	$3,175,000

NOTE 5 — FIXED ASSETS

At December 31, 2008 and September 30, 2008, fixed assets consist of:

	December 31, 2008	September 30, 2008
Production equipment	$7,352,000	$5,564,000
Leasehold improvement	3,549,000	3,201,000
Automobiles	541,000	542,000
Office equipment	341,000	339,000
Machinery	2,714,000	2,170,000
Furniture	39,000	39,000
Construction in progress	997,000	2,915,000
Total Fixed Assets	15,533,000	14,770,000
Less: Accumulated depreciation	(2,357,000)	(1,836,000)
Net Fixed Assets	$13,176,000	$12,934,000

NOTE 6 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the three months ended December 31, 2008 and 2007, respectively, except certain minimum taxes.

The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that the Company will generate sufficient taxable income in future periods to realize the benefit of the Company’s deferred tax assets. As of December 31, 2008 and 2007, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on the Company’s balance sheet as an asset.

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

NOTE 7 — CONVERTIBLE NOTES

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

The warrants (including the advisor warrants) are classified as a liability, as required by SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, due to the terms of the warrant agreement which contains a cash redemption provision in the event of a fundamental transaction. The warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in the accompanying consolidated statements of operations.

The following table summarizes the valuation of the notes, the warrants (including the advisor warrants), and the compound embedded derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding advisor warrants)	(15,909,000)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,000
Carrying amount of notes at grant date	$-

Carrying amount of notes at September 30, 2007	$7,000
Amortization of note discount and conversion effect	78,000
Carrying amount of notes at September 30, 2008	85,000
Amortization of note discount and conversion effect	269,000
Carrying amount of notes at December 31, 2008	$354,000

Fair value of warrant liability at September 30, 2007	$17,390,000
Gain on fair market value of warrant liability	(13,978,000)
Fair value of warrant liability at September 30, 2008	3,412,000
Gain on fair market value of warrant liability	(1,644,000)
Fair value of warrant liability at December 31, 2008	$1,768,000

Fair value of compound embedded derivative at September 30, 2007	$16,800,000
Gain on fair market value of embedded derivative liability	(13,767,000)
Conversion of Series A and B Notes	(2,053,000)
Fair value of compound embedded derivative at September 30, 2008	980,000
Gain on fair market value of embedded derivative liability	(475,000)
Conversion of Series A and B Notes	(14,000)
Fair value of compound embedded derivative at December 31, 2008	$491,000

The value of the warrants (including the advisor warrants) was estimated using a binomial valuation model with the following assumptions:

	December 31, 2008	September 30, 2008
Implied term (years)	3.18	3.43
Suboptimal exercise factor	2.5	2.5
Volatility	112%	84%
Dividend yield	0%	0%
Risk free interest rate	1.10%	2.58%

In conjunction with March 2007 financing, we recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the advisor warrants. The deferred financing cost is amortized over the three year life of the notes using a method that approximates the effective interest rate method. The advisor warrants were recorded as a liability and adjusted to fair value in each subsequent period. As of December 31, 2008 and September 30, 2008, total unamortized deferred financing cost was $1.7 million and $1.8 million, respectively.

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

The significant assumptions used in estimating stock price paths as of each valuation date are:

	December 31, 2008	September 30, 2008
Starting stock price (closing price on valuation date)	$0.20	$0.40
Annual volatility of stock	111.90%	84.20%
Risk free rate	0.37%	1.89%

Additional assumptions were made regarding the probability of occurrence of each exercise scenario, based on stock price ranges (based on the assumption that scenario probability is constant over narrow ranges of stock price). The key scenarios included public offering, bankruptcy and other defaults.

During the three months ended December 31, 2008, $350,000 of Series A and B convertible notes were converted into our common shares. We recorded a loss on debt extinguishment of $310,000 as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates.

During the three months ended December 31, 2007, $947,000 of Series A convertible note was converted into our common shares. We recorded a loss on debt extinguishment of $736,000 as a result of the conversion based on the quoted market closing price of our common share on the conversion dates. The $736,000 loss on debt extinguishment is offset by a gain on debt extinguishment in the amount of $374,000 (see Note 8 below).  The net amount of $362,000 loss on debt extinguishment is included in the Consolidated Statements of Operations.

The loss on debt extinguishment is computed at the conversion dates as follow:

	Quarter Ended December 31,
	2008	2007
Fair value of the common shares	$146,000	$1,299,000
Unamortized deferred financing costs associated with the converted notes	68,000	139,000
Fair value of the CED liability associated with the converted notes	(14,000)	(701,000)
Accreted amount of the notes discount	110,000	(1,000)
Loss on debt extinguishment	$310,000	$736,000

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

A summary of warrant activities through December 31, 2008 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Outstanding at December 31, 2008	56,377,190

At December 31, 2008, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life

$0.57-$0.69	2,017,775	$0.60	3.21
$0.88-$1.00	47,113,038	$0.95	3.66
$1.21	7,246,377	$1.21	3.18

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

The total unvested restricted stock and weighted average grant date fair value of the restricted stock as of December 31, 2008 were 25,250,000 shares and $0.62 per share, respectively. There were no changes during the three months ended December 31, 2008.

Stock-based compensation cost for restricted stock for the three months ended December 31, 2008 was $1.3 million. As of December 31, 2008, the total unrecognized compensation cost net of forfeitures relate to unvested awards not yet recognized is $13.8 million and is expected to be amortized over a weighted average period of 2.6 years.

Options

Amended and Restated 2007 Equity Incentive Plan

In September 2007, the Company adopted the 2007 Equity Incentive Plan (the “2007 Plan”) that allows the Company to grant non-statutory stock options to employees, consultants and directors. A total of 10 million shares of the Company’s common stock are authorized for issuance under the 2007 Plan. The maximum number of shares that may be issued under the 2007 Plan will be increased for any options granted that expire, are terminated or repurchased by the Company for an amount not greater than the holder’s purchase price and may also be adjusted subject to action by the stockholders for changes in capital structure. Stock options may have exercise prices of not less than 100% of the fair value of a share of stock at the effective date of the grant of the option.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of December 31, 2008 and September 30, 2008, 9,009,166 and 7,339,375 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Shares Available For Grant	Number of Shares	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2007	2,700,000	7,300,000	$0.66	$1.20
Additional shares reserved	5,000,000	—	—	—
Options granted	(870,000)	870,000	$0.37	$0.61
Options cancelled	509,375	(509,375)	$0.42	$0.85
Balance at September 30, 2008	7,339,375	7,660,625	$0.39	$0.62
Options cancelled	1,669,791	(1,669,791)	$0.41	$0.62
Balance at December 31, 2008	9,009,166	5,990,834	$0.38	$0.62

The total fair value of shares vested during the three months ended December 31, 2008 was $157,000.

At December 31, 2008 and September 30, 2008, 5,990,834 and 7,660,625 options were outstanding, respectively and had a weighted-average remaining contractual life of 8.78 years and 9.03 years, respectively. The weighted average exercise price for outstanding options at December 31, 2008 and September 30, 2008 was $0.62. Of these options, 3,808,757 and 3,477,506 shares were vested and exercisable on December 31, 2008 and September 30, 2008, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.62 and 8.78 years, respectively.

The fair values of employee stock options granted during the three months ended December 31, 2007 were estimated to be between $0.41 and $0.72 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

•          Volatility of 84%

•          Risk-free interest rates ranging from 4% to 4.13%

•          Expected lives ranging between 1 and 3.5 years

•          No dividend yield

•          Market value per share of stock on measurement date of $1.20 and $1.65.

There were no stock options granted during the three months ended December 31, 2008.

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

In accordance with the provisions of SFAS 123(R), the Company has recorded stock-based compensation expense of $1.5 million and $2.4 million for the three months ended December 31, 2008 and 2007, respectively, which include the compensation effect for the options repriced. The stock-based compensation expense is based on the fair value of the options at the grant date.  We recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

NOTE 9 — COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

	Quarter Ended December 31,
	2008	2007
Net loss	$(3,801,000)	$(3,902,000)
Other comprehensive income:
Change in foreign currency translation	(39,000)	469,000
Comprehensive loss	$(3,840,000)	$(3,433,000)

Accumulated other comprehensive income at December 31, 2008 and September 30, 2008 is comprised of accumulated translation adjustments of $2.4 million and $ 2.5 million, respectively.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Capital investments

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollars based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 6.8346.

Year	Amount
2009 (Remaining balance)*	$1,797,000
2010	936,000
2011	1,112,000
Total	$3,845,000

*
The amount includes approximately $41,000 and $819,000 of 2007 and 2008 commitments, respectively, which remained unpaid as of December 31, 2008. The Company intends to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. The delay in the payment of remaining fiscal years 2007 and 2008 commitments of $860,000 could lead to Shanghai University requesting the Company pay the committed amount within a short time frame. If the Company does not pay and is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $658,000. As of the date of this report, the Company has not received any compensation request from Shanghai University.

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

Expenditures under this agreement will be accounted for as research and development expenditures under Statement of Financial Accounting Standard No. 2 – ‘Accounting for Research and Development Costs’ and expensed as incurred.

NOTE 11 — RELATED PARTY TRANSACTIONS

At December 31, 2008 and September 30, 2008, the accounts payable and accrued liabilities, related party balance was $5.5 million. The $5.5 million accrued liability represents $4.5 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to “Solar EnerTech”, the “Company,” “we,” “our,” and “us” refer to Solar EnerTech Corp. and its subsidiaries.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to our current expectations and views of future events. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the heading “Risks Related to Our Business,” “Risks Related to an Investment in Our Securities” and under the heading “Risks Related To an Investment in Our Securities” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2008 as well as other relevant risks detailed in our filings with the SEC which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-Q should be read in light of such risks and in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Overview

We originally incorporated under the laws of the State of Nevada on July 7, 2004 and reincorporated to the State of Delaware on August 13, 2008. We engaged in a variety of businesses, including home security assistance, until March 2006, when we began our current operations. We manufacture and sell photovoltaic (commonly known as “PV”) cells and modules. PV modules consist of solar cells that produce electricity from the sun’s rays. Our manufacturing operations consisted of two 25MW solar cell production lines and 50MW of solar module production facility.  Our 63,000 square foot manufacturing facility is located in Shanghai, China.

Our solar cells and modules are sold under the brand name “SolarE”.  Our total revenue for the three months ended December 31, 2008 and 2007 were $5.1 million and $4.8 million, respectively. Our end users are mainly in Europe.  In anticipation of entering the US market, we had established a marketing, purchasing and distribution office in Menlo Park, California. Our goal is to become a worldwide supplier of PV cells and modules.

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

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the three months ended December 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-K filed for the year ended September 30, 2008 with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement for financial assets and financial liabilities effective October 1, 2008, which had no material impact on the Company’s financial and results of operations.

SFAS 157 defines fair value and establishes a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Under SFAS 157, the inputs used to measure fair value must be classified into one of three levels as follows:

Level 1 -	Quoted prices in an active market for identical assets or liabilities;
Level 2 -
Observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 -	Assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

 The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2008:

	Fair Value at December 31, 2008	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$491,000	-	-	$491,000
Warrant liabilities	1,768,000	-	-	1,768,000

Total liabilities	$2,259,000	-	-	$2,259,000

The Company’s valuation techniques used to measure the fair values of the derivative liabilities and warrant liabilities were derived from management assumption or estimation and are discussed in Note 7 – Convertible Notes.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”   SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for fiscal years beginning after November 15, 2007.  The Company did not elect to report any of its financial assets or liabilities at fair value, and as a result, the adoption of SFAS No. 159 had no material impact on its financial and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS 141(R)”), “Business Combinations.” The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 141(R) will be effective for the Company on October 1, 2009, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of Statement 141(R) on its financial position and results of operations.

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

Results of Operations for the three months ended December 31, 2008 and 2007

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K and its subsequent amendments.

Revenues, Cost of Sales and Gross Margin

	Quarter Ended December 31, 2008		Quarter Ended December 31, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Net sales	$5,084,000	100.0%	$4,839,000	100.0%	$245,000	5.1%
Cost of sales	(7,420,000)	(145.9%)	(5,305,000)	(109.6%)	(2,115,000)	39.9%
Gross loss	$(2,336,000)	(45.9%)	$(466,000)	(9.6%)	$(1,870,000)	401.3%

For the three months ended December 31, 2008, the Company reported total revenue of $5.1 million, representing an increase of $0.2 million or 5.1% compared to $4.8 million of revenue in the same period of the prior year.  Almost all of our $5.1 million of revenue generated during the first fiscal quarter of 2009 related to solar modules sales while only $2.2 million of our first fiscal quarter of 2008 revenue related to solar module sales and the remaining $2.6 million related to resell of raw materials.  Our module sales increased significantly in the first fiscal quarter of 2009 because we ramped up our production capacity during fiscal 2008.  We resold raw materials in fiscal 2008 because we had limited production capacity a year ago and had excess silicon wafers on hand which we resold with a small margin.

For the three months ended December 31, 2008, we incurred a negative gross profit of $2.3 million, representing an increase of $1.9 million or 401.3% compared to $0.5 million in the same period of the prior year.  The decrease in gross profit was primarily due to decrease in average sales price in the first fiscal quarter of 2009.  Although the market price of silicon wafer, our key raw materials, has also declined, inventories sold during the first fiscal quarter of 2009 were manufactured using silicon wafers purchased in previous quarters and at a higher cost.  This resulted in lower than normal gross profit.  In addition, due to drop in silicon wafer market price, our inventories were written down by $1.0 million in the first fiscal quarter of 2009 as a result of a lower of cost or market inventory valuation analysis.

Selling, general & administrative

	Quarter Ended December 31, 2008		Quarter Ended December 31, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general & administrative	$2,561,000	50.4%	$3,885,000	80.3%	$(1,324,000)	(34.1%)

For the three months ended December 31, 2008, we incurred selling, general and administrative expense of $2.6 million, representing a decrease of $1.3 million or 34.1% from $3.9 million in the three months ended December 31, 2007. Selling, general and administrative expense as a percentage of net sales for the three months ended December 31, 2008 decreased to 50.4% from 80.3% for the three months ended December 31, 2007. The decrease of $1.3 million in selling, general and administrative expense was primarily due to stock-based compensation expense related to employee options of $1.1 million and $2.4 million for the three months ended December 31, 2008 and 2007, respectively.

Research & development

	Quarter Ended December 31, 2008		Quarter Ended December 31, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research & development	$335,000	6.6%	$97,000	2.0%	$238,000	245.4%

Research and development expense represents expense incurred in-house as well as for the joint research and development program with Shanghai University. Research and development expense in the three months ended December 31, 2008 of $0.3 million, represented an increase of $0.2 million or 245.4% over $0.1 million for the three months ended December 31, 2007. Research and development expense as a percentage of net sales for the three months ended December 31, 2008 increased to 6.6% from 2.0% for the three months ended December 31, 2007. The research and development expense increased mainly as a result of our commitments to fund our development contract with Shanghai University. In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding an additional $3.8 million in the next 3 years. The delay in the payment of remaining fiscal years 2007 and 2008 commitments of $860,000 could lead to Shanghai University requesting the Company pay the committed amount within a short time frame. If the Company does not pay and is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $658,000. As of the date of this report, we have not received any compensation request from Shanghai University. We expect to increase our funding to research and development activities as we grow our business.

Loss on debt extinguishment

	Quarter Ended December 31, 2008		Quarter Ended December 31, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$310,000	6.1%	$362,000	7.5%	$(52,000)	(14.4%)

For the three months ended December 31, 2008 and 2007, we incurred a loss on debt extinguishment of $0.3 million and $0.4 million, respectively. During the quarter ended December 31, 2008, part of our Series A and B convertible notes were converted into common stock which resulted in the loss of $0.3 million. During the quarter ended December 31, 2007, loss on debt extinguishment of $0.4 million represented a loss of $0.7 on converting $0.9 million of Series A convertible notes into common stock, partially offset by a gain of $0.4 million on settlement of loan due to Coach Capital LLC and Infotech Essentials Ltd.

Other income

	Quarter Ended December 31, 2008		Quarter Ended December 31, 2007		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$7,000	0.1%	$10,000	0.2%	$(3,000)	(30.0%)
Interest expense	(365,000)	(7.2%)	(278,000)	(5.7%)	(87,000)	31.3%
Gain on change in fair market value
of compound embedded derivative	475,000	9.3%	1,099,000	22.7%	(624,000)	(56.8%)
Gain on change in fair market value
of warrant liability	1,644,000	32.3%	115,000	2.4%	1,529,000	1329.6%
Other expense	(20,000)	(0.4%)	(38,000)	(0.8%)	18,000	(47.4%)
Total other income	$1,741,000	34.2%	$908,000	18.8%	$833,000	91.7%

For the three months ended December 31, 2008, total other income was $1.7 million, representing an increase of $0.8 million or 91.7% compared to $0.9 million for the same period of the prior year. Other income as a percentage of net sales for the three months ended December 31, 2008 increased to 34.2% from 18.8% for the three months ended December 31, 2007.

We incurred interest expenses of $0.4 million and $0.3 million in the three months ended December 31, 2008 and 2007, respectively primarily related to the 6% interest charges on Series A and B convertible notes.

In the three months ended December 31, 2008, we recorded a gain on change in fair market value of a compound embedded derivative of $0.5 million and a gain on change in the fair market value of warrant liability of $1.6 million. This compared to a gain on change in the fair market value of a compound embedded derivative of $1.1 million and a gain on change in fair market value of warrant liability of $0.1 million during the three months ended December 31, 2007.

Liquidity and Capital Resources

	December 31, 2008	September 30, 2008	Change

Cash and cash equivalents	$5,675,000	$3,238,000	$2,437,000

As of December 31, 2008, we had cash and cash equivalents of $5.7 million, as compared to $3.2 million at September 30, 2008. We require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. If we are not able to obtain funding in a timely manner or on commercially acceptable terms or at all, we may curtail our operations or take actions to reduce cost in order to continue our operations for the next 12 months.

	Quarter Ended December 31,
	2008	2007	Change

Net cash provided by (used in):
Operating activities	$2,692,000	$(791,000)	$3,483,000
Investing activities	(264,000)	(1,682,000)	1,418,000
Effect of exchange rate changes on cash and cash equivalents	9,000	469,000	(460,000)
Net increase (decrease) in cash and cash equivalents	$2,437,000	$(2,004,000)	$4,441,000

Net cash provided by (used in) operating activities were $2.7 million and $0.8 million for the three months ended December 31, 2008 and 2007, respectively. The increase of net cash provided by operating activities of $3.5 million was primarily attributable to the changes in operating assets and liabilities of $4.9 million, mainly from lower accounts receivable, inventory purchases, advance payment for raw material and VAT taxes receivable, partially offset by lower accounts payable related to inventory purchases. The increase of net cash provided by operating activities was partially offset by $1.5 million of lower non-cash items adjustments mainly from gain on change in fair market value of warrant liability and lower stock-based compensation expense, partially offset by gain on change in fair market value of compound embedded derivatives.

Net cash used in investment activities were $0.3 million and $1.7 million for the three months ended December 31, 2008 and 2007, respectively. The decrease of $1.4 million in net cash used in investing activities was primarily due to lower property and equipment acquisition during the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007.

The exchange rate changes on cash and cash equivalents were primarily from exchange gains of balances held in Chinese Renminbi (RMB). The exchange rates at December 31, 2008 and 2007 were 1 U.S. dollar for RMB 6.8346 and 1 U.S. dollar for RMB 7.3046, respectively.

Our current cash requirements are significant because, aside from our operational expenses, we are building our inventory of silicon wafers. The average sales price of solar modules and cost of silicon wafers, which are the primary cost of sales for our SolarE solar modules, are currently volatile. We are uncertain of the extent to which these will negatively affect our working capital in the near future. A significant decrease in sale price or increase in the cost of silicon wafers could cause us to run out of cash more quickly than our current operational plans provide, requiring us to raise additional funds or curtail operations.

Off-Balance Sheet Arrangements

On August 21, 2008 the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”), for $1 million cash. The two million shares acquired by the Company constitute approximately 7.8% of 21-Century Silicon’s outstanding equity. The equity purchase agreement further provides that the Company would acquire an additional two million shares upon 21-Century Silicon meeting certain milestones.

Under the terms of the equity purchase agreement, the Company acquired two million shares of newly issued common stock at a purchase price of $0.50 per share, and would acquire an additional two million shares at the same per share price upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. Related to the equity purchase agreement, the Company has also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Resignation of Officers and Directors.

Ms. Anthea Chung resigned from her position as Chief Financial Officer, Treasurer and Secretary within the Company effective December 22, 2008.  At the time of her resignation, Mr. Leo Shi Young was the sole executive of the Company serving as the President and Chief Executive Officer and its Acting Chief Financial Officer, Acting Treasurer and Acting Secretary.

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

SOLAR ENERTECH CORP.

Date: February 13, 2009	By:	/s/ Leo Shi Young

Leo Shi Young
President and Chief Executive Officer