Form 10-Q
period 2009-03-31
SOLAR ENERTECH CORP
filed 2009-05-15
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of May 7, 2009: 113,506,696

Table of Contents

SOLAR ENERTECH CORP

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS
Solar EnerTech Corp.
Consolidated Balance Sheets

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,060,000	$3,238,000
Accounts receivable, net	1,280,000	1,875,000
Advance payments and other	2,195,000	3,175,000
Inventories, net	2,366,000	4,886,000
VAT receivable	1,415,000	2,436,000
Other receivable	99,000	730,000
Total current assets	10,415,000	16,340,000
Property and equipment, net	12,598,000	12,934,000
Investment	1,000,000	1,000,000
Deferred financing costs, net of accumulated amortization	1,613,000	1,812,000
Deposits	188,000	701,000
Total assets	$25,814,000	$32,787,000

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$890,000	$1,771,000
Customer advance payment	1,667,000	96,000
Accrued expenses	782,000	910,000
Accounts payable and accrued liabilities, related parties	5,563,000	5,450,000
Derivative liabilities	365,000	980,000
Warrant liabilities	1,669,000	3,412,000
Convertible notes, net of discount	689,000	85,000
Total current liabilities	11,625,000	12,704,000

STOCKHOLDER'S EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value 113,331,257 and 112,052,012 shares issued and outstanding at March 31, 2009 and
September 30, 2008, respectively	113,000	112,000
Additional paid in capital	75,123,000	71,627,000
Other comprehensive income	2,437,000	2,485,000
Accumulated deficit	(63,484,000)	(54,141,000)
Total stockholders' equity	14,189,000	20,083,000
Total liabilities and stockholders' equity	$25,814,000	$32,787,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net sales	$4,412,000	$3,471,000	$9,496,000	$8,310,000
Cost of sales	(5,714,000)	(4,171,000)	(13,134,000)	(9,476,000)
Gross loss	(1,302,000)	(700,000)	(3,638,000)	(1,166,000)

Operating expenses:
Selling, general and administrative	3,086,000	2,797,000	5,647,000	6,682,000
Research and development	436,000	54,000	771,000	151,000
Loss on debt extinguishment	181,000	2,105,000	491,000	2,467,000
Total operating expenses	3,703,000	4,956,000	6,909,000	9,300,000

Operating loss	(5,005,000)	(5,656,000)	(10,547,000)	(10,466,000)

Other income (expense):
Interest income	3,000	46,000	10,000	56,000
Interest expense	(558,000)	(298,000)	(923,000)	(576,000)
Gain on change in fair market value of compound embedded derivative	113,000	11,190,000	588,000	12,289,000
Gain on change in fair market value of warrant liability	99,000	10,808,000	1,743,000	10,923,000
Other expense	(194,000)	(290,000)	(214,000)	(328,000)
Net income (loss)	$(5,542,000)	$15,800,000	$(9,343,000)	$11,898,000

Net income (loss) per share - basic	$(0.06)	$0.15	$(0.11)	$0.13
Net income (loss) per share - diluted	$(0.06)	$0.03	$(0.11)	$(0.04)

Weighted average shares outstanding - basic	87,716,403	102,851,788	87,376,406	90,941,543
Weighted average shares outstanding - diluted	87,716,403	157,954,180	87,376,406	122,086,159

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(9,343,000)	$11,898,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	1,123,000	644,000
Stock-based compensation	3,217,000	4,157,000
Loss on debt extinguishment	491,000	2,467,000
Amortization of note discount and deferred financing cost	565,000	30,000
Gain on change in fair market value of compound embedded derivative	(588,000)	(12,289,000)
Gain on change in fair market value of warrant liability	(1,743,000)	(10,923,000)
Changes in operating assets and liabilities:
Accounts receivable, net	591,000	(1,964,000)
Advance payments and other	975,000	(1,148,000)
Inventories, net	2,511,000	(574,000)
VAT receivable	1,015,000	(601,000)
Other receivable	629,000	(520,000)
Accounts payable, accrued liabilities and customer advance payment	567,000	(521,000)
Accounts payable and accrued liabilities, related parties	113,000	-
Net cash provided by (used in) operating activities	123,000	(9,344,000)

Cash flows from investing activities:
Acquisition of property and equipment	(309,000)	(2,075,000)
Net cash used in investing activities	(309,000)	(2,075,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering cost	-	19,887,000
Net cash provided by financing activities	-	19,887,000

Effect of exchange rate on cash and cash equivalents	8,000	195,000
Net increase (decrease) in cash and cash equivalents	(178,000)	8,663,000
Cash and cash equivalents, beginning of period	3,238,000	3,908,000
Cash and cash equivalents, end of period	$3,060,000	$12,571,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.

Notes to Consolidated Financial Statements
March 31, 2009 (Unaudited)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and basis of accounting

Prior to August 19, 2008, the Company operated its business in the People’s Republic of China through Infotech Hong Kong New Energy Technologies, Limited (“Infotech HK”) and Solar EnerTech (Shanghai) Co., Ltd (“Infotech Shanghai,” and together with Infotech HK, “Infotech”). While the Company did not own Infotech, the Company’s financial statements have included the results of the financials of each of Infotech HK and Infotech Shanghai since these entities were wholly-controlled variable interest entities of the Company through an Agency Agreement dated April 10, 2006 by and between the Company and Infotech (the “Agency Agreement”). Under the Agency Agreement the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. To permanently consolidate Infotech with the Company through legal ownership, the Company acquired Infotech at a nominal amount on August 19, 2008 through a series of agreements (the “Acquisition”). In connection with executing these agreements, the Company terminated the Agency Agreement.

The Company had previously consolidated the financial statements of Infotech with its financial statements pursuant to FASB Interpretation No. 46(R) due to the agency relationship between the Company and Infotech and, notwithstanding the termination of the Agency Agreement, the Company continues to consolidate the financial statements of Infotech with its financial statements since Infotech became a wholly-owned subsidiary of the Company as a result of the Acquisition.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”, and are included in determining net income or loss.

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

Warranty cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized. Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a 10-year and 25-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from our warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates.  The Company’s warranty costs for the six months ended March 31, 2009 and 2008 were immaterial.

Impairment of long lived assets

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying amounts. Impairment, if any, is measured as the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of March 31, 2009, management expects those assets related to its continuing operations to be fully recoverable.

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

On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”) for $1.0 million in cash. The two million shares acquired by the Company constitute approximately 7.8% of 21-Century Silicon’s outstanding equity.

As of March 31, 2009, the Company accounted for the investment in 21-Century Silicon companies at cost amounting to $1.0 million.

Income taxes

The Company files federal and state income tax returns in the United States for its United States operations, and files separate foreign tax returns for its foreign subsidiary in the jurisdictions in which this entity operates. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).

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

Valuation allowance

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

Derivative financial instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on the balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Stock-Based Compensation

On January 1, 2006, Solar EnerTech began recording compensation expense associated with stock options and other forms of employee equity compensation in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107.

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

Revenue Recognition

The Company recognizes revenues from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

On a transaction by transaction basis, the Company determines if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”  (“EITF99-19”). The Company considers the following factors when the Company determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

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
During the three and six months ended March 31, 2009, the Company had 3 customers that accounted for more than 10% of net sales.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”   SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 was effective for fiscal years beginning after November 15, 2007.  The Company did not elect to report any of its financial assets or liabilities at fair value, and as a result, the adoption of SFAS 159 had no material impact on its financial and results of operations.

 In December 2007, the FASB issued SFAS No. 141 (revised) (“SFAS 141(R)”), “Business Combinations.” The standard changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, SFAS 141(R) will be effective for the Company on October 1, 2009, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of SFAS 141(R) on its financial position and results of operations.

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

In December 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-01 (“EITF 07-01), “Accounting for Collaborative Arrangements.” EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of the provisions of EITF 07-1 on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3 (“FSP FAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” The FSP FAS 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one linked” transaction. The FSP FAS 140-3 includes a rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP FAS 140-3 will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the impact of the adoption of FSP FAS 140-3 on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Thus, the Company adopted this standard on January 1, 2009. Since SFAS 161 only required additional disclosures, the adoption did not impact the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company adopted this statement for financial assets and financial liabilities effective November 15, 2008, which had no material impact on the Company’s financial and results of operations.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company's cash interest payments. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. The Company is evaluating the potential impact of the implementation of FSP APB 14-1 on its financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP EITF 03-6-1 concluded that all unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing basic and diluted earnings per share. The FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirement of FSP EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6 (“EITF 08-6”), “Equity Method Investment Accounting Considerations.”  EITF 08-6 addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 is effective in fiscal periods beginning on or after December 15, 2008. The Company is currently assessing the impact of the adoption of the provisions of EITF 08-6 on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2 and FAS 124-2”),”Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to provide additional guidance on the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under FSP FAS 115-2 and FAS 124-2, if the fair value of a debt security is less than its amortized cost basis at the measurement date and the entity intends to sell the debt security, an other-than-temporary impairment shall be considered to have occurred. If the entity does not intend to sell the debt security, the entity shall consider available evidence to assess whether it is more-likely-than-not that it will be required to sell the security before the recovery of its amortized cost basis. If it is not more-likely-than-not that an entity will be required to sell the security prior to recovery of its amortized cost, any impairment recorded in earnings should represent the decline in value associated to ‘credit losses’, while noncredit losses will be recognized within equity as a component of other comprehensive income (loss). FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the impact that the adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operation or financial condition.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The company does not anticipate the adoption of this accounting guidance will have a significant impact on its consolidated financial statements.

NOTE 3 — INVENTORIES

At March 31, 2009 and September 30, 2008, inventories consist of:

	March 31, 2009	September 30, 2008
Raw materials	$1,045,000	$2,111,000
Work in process	37,000	145,000
Finished goods	1,284,000	2,630,000
Total inventories	$2,366,000	$4,886,000

NOTE 4 — ADVANCE PAYMENTS AND OTHER

At March 31, 2009 and September 30, 2008, advance payments and other consist of:

	March 31, 2009	September 30, 2008
Prepayment for raw materials	$2,088,000	$2,959,000
Other	107,000	216,000
Total advance payments and other	$2,195,000	$3,175,000

NOTE 5 — PROPERTY AND EQUIPMENT

At March 31, 2009 and September 30, 2008, property and equipment consists of:

	March 31, 2009	September 30, 2008
Production equipment	$7,320,000	$5,564,000
Leasehold improvement	3,557,000	3,201,000
Automobiles	541,000	542,000
Office equipment	341,000	339,000
Machinery	2,745,000	2,170,000
Furniture	39,000	39,000
Construction in progress	1,009,000	2,915,000
Total property and equipment	15,552,000	14,770,000
Less: accumulated depreciation	(2,954,000)	(1,836,000)
Property and equipment, net	$12,598,000	$12,934,000

NOTE 6 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the six months ended March 31, 2009 and 2008, respectively, except certain minimum taxes.

The Company accounts for income taxes using the liability method in accordance with SFAS 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that the Company will generate sufficient taxable income in future periods to realize the benefit of the Company’s deferred tax assets. As of March 31, 2009 and 2008, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on the Company’s balance sheet as an asset.

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

The following table summarizes the valuation of the notes, the warrants (including the advisor warrants), and the compound embedded derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding advisor warrants)	(15,909,000)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,000
Carrying amount of notes at grant date	$-

Carrying amount of notes at September 30, 2007	$7,000
Amortization of note discount and conversion effect	78,000
Carrying amount of notes at September 30, 2008	85,000
Amortization of note discount and conversion effect	604,000
Carrying amount of notes at March 31, 2009	$689,000

Fair value of warrant liability at September 30, 2007	$17,390,000
Gain on fair market value of warrant liability	(13,978,000)
Fair value of warrant liability at September 30, 2008	3,412,000
Gain on fair market value of warrant liability	(1,743,000)
Fair value of warrant liability at March 31, 2009	$1,669,000

Fair value of compound embedded derivative at September 30, 2007	$16,800,000
Gain on fair market value of embedded derivative liability	(13,767,000)
Conversion of Series A and B Notes	(2,053,000)
Fair value of compound embedded derivative at September 30, 2008	980,000
Gain on fair market value of embedded derivative liability	(588,000)
Conversion of Series A and B Notes	(27,000)
Fair value of compound embedded derivative at March 31, 2009	$365,000

The value of the warrants (including the advisor warrants) was estimated using a binomial valuation model with the following assumptions:

	March 31, 2009	September 30, 2008
Implied term (years)	2.93	3.43
Suboptimal exercise factor	2.5	2.5
Volatility	113%	84%
Dividend yield	0%	0%
Risk free interest rate	1.15%	2.58%

In conjunction with March 2007 financing, the Company recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the advisor warrants. The deferred financing cost is amortized over the three year life of the notes using a method that approximates the effective interest rate method. The advisor warrants were recorded as a liability and adjusted to fair value in each subsequent period. As of March 31, 2009 and September 30, 2008, total unamortized deferred financing cost was $1.6 million and $1.8 million, respectively.

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

The significant assumptions used in estimating stock price paths as of each valuation date are:

	March 31, 2009	September 30, 2008
Starting stock price (closing price on valuation date)	$0.20	$0.40
Annual volatility of stock	112.90%	84.20%
Risk free rate	0.57%	1.89%

Additional assumptions were made regarding the probability of occurrence of each exercise scenario, based on stock price ranges (based on the assumption that scenario probability is constant over narrow ranges of stock price). The key scenarios included public offering, bankruptcy and other defaults.

During the three months ended March 31, 2009, $0.4 million of Series B Convertible Notes were converted into our common shares. The Company recorded a loss on debt extinguishment of $0.2 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates. For the six months ended March 31, 2009, $0.8 million of Series A and B Convertible Notes were converted into our common shares. The Company recorded a loss on debt extinguishment of $0.5 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates.

During the quarter ended March 31, 2008, $2.1 million of Series A and B Convertible Notes were converted into our common shares. The Company recorded a loss on debt extinguishment of $2.1 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates. For the six months ended March 31, 2008, $3.1 million of Series A and B Convertible Notes were converted into our common shares. The Company recorded a loss on debt extinguishment of $2.8 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates. This loss was offset by a gain on debt extinguishment from settlement agreement with Coach Capital LLC in the amount of approximately $0.4 million (see Note 8 below).  The net amount of $2.5 million loss on debt extinguishment is included in the Consolidated Statements of Operations.

The loss on debt extinguishment is computed at the conversion dates as follow:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Fair value of the common shares	$135,000	$2,709,000	$281,000	$4,008,000
Unamortized deferred financing costs associated with the converted notes	59,000	310,000	127,000	449,000
Fair value of the CED liability associated with the converted notes	(13,000)	(910,000)	(27,000)	(1,611,000)
Accreted amount of the notes discount	-	(4,000)	110,000	(5,000)
Loss on debt extinguishment	$181,000	$2,105,000	$491,000	$2,841,000

NOTE 8 — EQUITY TRANSACTIONS

Common stock issued for repayment of loans

During the quarter ended December 31, 2007, the Company was informed by Thimble Capital that it had assigned the note payable of $100,000 due from the Company to Coach Capital LLC. The Company was also informed by Infotech Essentials Ltd. that it had assigned the note payable of $450,000 due from the Company to Coach Capital LLC.

On December 20, 2007, the Company entered into a settlement agreement with Coach Capital LLC to settle all outstanding notes payable in the amount of $1.2 million and related interest in exchange for the issuance of the Company’s common stock. The share price stated in the settlement agreement was $1.20 per share. The Company’s shares of common stock were valued at $0.84 per share, the closing price, on December 20, 2007. As a result, the Company recorded a gain on extinguishment of debt of approximately $0.4 million.

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

The warrants (including the advisor warrants) are classified as a liability in accordance with SFAS 150, as interpreted by FASB Staff Position 150-1 “Issuer’s Accounting for Freestanding Financial Instruments Composed of More Than One Option or Forward Contract Embodying Obligations under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, due to the terms of the warrant agreements which contain cash redemption provisions in the event of a fundamental transaction, which provide that the Company would repurchase any unexercised portion of the warrants at the date of the occurrence of the fundamental transaction for the value as determined by the Black-Scholes Merton valuation model. As a result, the warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in the accompanying Consolidated Statements of Operations.

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

A summary of warrants outstanding at March 31, 2009 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Outstanding at March 31, 2009	56,377,190

At March 31, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life

$0.57-$0.69	2,017,775	$0.60	2.96
$0.88-$1.00	47,113,038	$0.95	3.41
$1.21	7,246,377	$1.21	2.94

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

The total unvested restricted stock and weighted average grant date fair value of the restricted stock as of March 31, 2009 were 25,250,000 shares and $0.62 per share, respectively. There were no changes during the six months ended March 31, 2009.

Stock-based compensation cost for restricted stock for the three and six months ended March 31, 2009 was $1.3 million and $2.6 million, respectively. As of March 31, 2009, the total unrecognized compensation cost net of forfeitures relate to unvested awards not yet recognized is $12.5 million and is expected to be amortized over a weighted average period of 2.4 years.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of March 31, 2009 and September 30, 2008, 10,630,000 and 7,339,375 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Shares Available For Grant	Number of Shares Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2007	2,700,000	7,300,000	$0.66	$1.20
Additional shares reserved	5,000,000	—	—	—
Options granted	(870,000)	870,000	$0.37	$0.61
Options cancelled	509,375	(509,375)	$0.42	$0.85
Balance at September 30, 2008	7,339,375	7,660,625	$0.39	$0.62
Options cancelled	3,290,625	(3,290,625)	$0.38	$0.62
Balance at March 31, 2009	10,630,000	4,370,000	$0.38	$0.62

At March 31, 2009 and September 30, 2008, 4,370,000 and 7,660,625 options were outstanding, respectively and had a weighted-average remaining contractual life of 8.54 years and 9.03 years, respectively. Of these options, 2,538,339 and 3,477,506 shares were vested and exercisable on March 31, 2009 and September 30, 2008, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.62 and 8.55 years, respectively.

The fair values of employee stock options granted during the three and six months ended March 31, 2008 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

The Company repriced a total of 7,720,000 shares of Common Stock underlying outstanding options. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non-vested options relating to the May 9, 2008 repricing was approximately $0.4 million which will be expensed ratably over the remaining vesting period. Additional compensation expense on vested options relating to the May 9, 2008 repricing was approximately $0.3 million which was fully expensed as of June 30, 2008. The repriced options had originally been issued with $0.94 to $1.65 per share option exercise prices, which prices reflected the then current market prices of our stock on the dates of original grant. As a result of the recent sharp reduction in our stock price, our Board of Directors believed that such options no longer would properly incentivize our employees, officers, directors and consultants who held such options to work in the best interests of our company and stockholders.

In accordance with the provisions of SFAS 123R, the Company has recorded stock-based compensation expense of $0.4 million and $0.6 million for the three and six months ended March 31, 2009, respectively, which include the compensation effect for the options repriced and restricted stock. The Company recorded $1.7 million and $4.2 million for the three and six months ended March 31, 2008, respectively, which include the compensation effect for the options repriced. The stock-based compensation expense is based on the fair value of the options at the grant date.  The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB agreed to a one year deferral of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company adopted SFAS 157 on October 1, 2008, which had no effect on the Company’s financial position, operating results or cash flows.

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

 The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2009:

	Fair Value at March 31, 2009	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$365,000	-	-	$365,000
Warrant liabilities	1,669,000	-	-	1,669,000

Total liabilities	$2,034,000	-	-	$2,034,000

The Company’s valuation techniques used to measure the fair values of the derivative liabilities and warrant liabilities were derived from management’s assumptions or estimations and are discussed in Note 7 – Convertible Notes.

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income (loss)	$(5,542,000)	$15,800,000	$(9,343,000)	$11,898,000
Other comprehensive income:
Change in foreign currency translation	(9,000)	816,000	(48,000)	1,285,000
Comprehensive income (loss)	$(5,551,000)	$16,616,000	$(9,391,000)	$13,183,000

The accumulated other comprehensive income at March 31, 2009 and September 30, 2008 comprised of accumulated translation adjustments of $2.4 million and $ 2.5 million, respectively.

NOTE 11 — NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Calculation of net income (loss) per share - basic:

Net income (loss)	$(5,542,000)	$15,800,000	$(9,343,000)	$11,898,000
Weighted-average number of common shares outstanding	87,716,403	102,851,788	87,376,406	90,941,543
Net income (loss) per share - basic	$(0.06)	$0.15	$(0.11)	$0.13

Calculation of net income (loss) per share - diluted:

Net income (loss)	$(5,542,000)	$15,800,000	$(9,343,000)	$11,898,000
Less: Gain on change in fair market value of compounded embedded derivative	-	(11,190,000)	-	(12,289,000)
Deferred financing costs	-	20,000	-	30,000
Interest expense on convertible notes	-	298,000	-	576,000
Less: Gain on change in fair markert value of Advisor warrants	-	(722,000)	-	(763,000)
Less: Gain on change in fair market value of Series B warrants	-	-	-	(3,846,000)
Net income (loss) assuming dilution	$(5,542,000)	$4,206,000	$(9,343,000)	$(4,394,000)

Weighted-average number of common shares outstanding	87,716,403	102,851,788	87,376,406	90,941,543
Effect of potentially dilutive securities:
Warrants issued to advisors	-	445,046	-	661,974
Convertible notes	-	28,825,325	-	28,825,325
Options to officers	-	25,832,021	-	-
Series B warrants	-	-	-	1,657,317
Weighted-average number of common shares outstanding assuming dilution	87,716,403	157,954,180	87,376,406	122,086,159

Net income (loss) per share - diluted	$(0.06)	$0.03	$(0.11)	$(0.04)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Capital investments

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollars based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 6.8359.

Year	Amount
2009 (Remaining balance)*	$1,744,000
2010	936,000
2011	1,112,000
Total	$3,792,000

*
The amount includes approximately $0.8 million of 2008 commitments, respectively, which remained unpaid as of March 31, 2009. The Company intends to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. The delay in the payment of remaining fiscal years 2008 commitments of $0.8 million could lead to Shanghai University requesting the Company pay the committed amount within a short time frame. If the Company does not pay and is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of the date of this report, the Company has not received any compensation request from Shanghai University.

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

NOTE 13 — RELATED PARTY TRANSACTIONS

At March 31, 2009 and September 30, 2008, the accounts payable and accrued liabilities, related party balance was $5.6 million and $5.5 million, respectively. The $5.6 million accrued liability represents $4.6 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

NOTE 14 — SUBSEQUENT EVENTS

On April 27, 2009, the Company entered into a Joint Venture Agreement (the “Agreement”) with Jiangsu Shunda Semiconductor Development Co., Ltd. (“Jiangsu Shunda”) to form a joint venture in the United States by  forming a new company, to be known as Shunda-SolarE Technologies, Inc. (the “Joint Venture Company”), in order to jointly pursue opportunities in the United States solar market.

Pursuant to the terms of the Agreement, Jiangsu Shunda will own 55% of the Joint Venture Company, the Company will own 35% of the Joint Venture Company and the remaining 10% of the Joint Venture Company will be owned by the Joint Venture Company’s management.  The Joint Venture Company’s Board of Directors will consist of five directors: three of the whom will be nominated by Jiangsu Shunda and two of whom will be nominated by the Company.  Furthermore, Mr. Yunda Ni, the President of Jiangsu Shunda, will serve as the Joint Venture Company’s Chairman of the Board and Mr. Leo Shi Young, the Company’s Chief Executive Officer, will serve as the Joint Venture Company’s Vice Chairman of the Board.  Jiangsu Shunda is responsible for managing the Joint Venture Company in China and the Company is responsible for the managing the Joint Venture Company in the United States.  The Agreement is valid for 18 months.

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

Our solar cells and modules are sold under the brand name “SolarE”.  Our total revenue for the three and six months ended March 31, 2009 were $4.4 million and $9.5 million, respectively. Total revenue for the three and six months ended March 31, 2008 were $3.5 million and $8.3 million, respectively. Our end users are mainly in Europe.  In anticipation of entering the US market, we had established a marketing, purchasing and distribution office in Menlo Park, California. Our goal is to become a worldwide supplier of PV cells and modules.

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

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the six months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-K filed for the year ended September 30, 2008 with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

For recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 2 – Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Results of Operations for the three and six months ended March 31, 2009 and 2008

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K and its subsequent amendments.

Revenues, Cost of Sales and Gross Margin

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Net sales	$4,412,000	100.0%	$3,471,000	100.0%	$941,000	27.1%
Cost of sales	(5,714,000)	(129.5%)	(4,171,000)	(120.2%)	(1,543,000)	37.0%
Gross loss	$(1,302,000)	(29.5%)	$(700,000)	(20.2%)	$(602,000)	86.0%

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Net sales	$9,496,000	100.0%	$8,310,000	100.0%	$1,186,000	14.3%
Cost of sales	(13,134,000)	(138.3%)	(9,476,000)	(114.0%)	(3,658,000)	38.6%
Gross loss	$(3,638,000)	(38.3%)	$(1,166,000)	(14.0%)	$(2,472,000)	212.0%

For the three months ended March 31, 2009, the Company reported total revenue of $4.4 million, representing an increase of $0.9 million or 27.1% compared to $3.5 million of revenue in the same period of the prior year.  The $4.4 million of revenue generated during the second fiscal quarter of 2009 comprised of $4.2 million in solar modules sales and $0.2 million in cell sales, while only $2.8 million of our second fiscal quarter of 2008 revenue related to solar module sales and the remaining $0.7 million related to resell of raw materials.  Our module sales increased significantly in the second fiscal quarter of 2009 compared to the same period of the prior year because we ramped up our production capacity during fiscal 2008.

For the six months ended March 31, 2009, the Company recorded $9.5 million in revenue which comprised of $9.0 million in solar module sales and $0.5 million in cell sales compared to $8.3 million of revenue in the same period of the prior year which comprised of $5.0 million in solar module sales and $3.3 million in resale of raw materials. We generated revenue from resale of raw materials such as silicon wafer because we over-stocked due to our still-limited production capability. On a transaction by transaction basis, we determine if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF99-19, Reporting Revenue Gross as a  Principal versus Net as an Agent. We consider the following factors when we determine the gross versus net presentation: (i) if the Company acts as principal in the transaction; (ii) if the Company takes title to the products; (iii) if the Company has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) if the Company acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. Our revenue increased in the six months ended March 31, 2009 compared to the same period of the prior year due to a delayed production schedule caused by a temporary shortage in raw material supply and a severe winter storm in China in February 2008 as several major infrastructures in southern China were closed during that period.

For the three months ended March 31, 2009, we incurred a negative gross profit of $1.3 million, representing an increase of $0.6 million or 86.0% compared to $0.7 million in the same period of the prior year.  The increase in negative gross profit was primarily due to decrease in average sales price in the second fiscal quarter of 2009.  Although the market price of silicon wafer, our key raw material, has also declined, inventories sold during the second fiscal quarter of 2009 were manufactured using silicon wafers purchased in previous quarters and at a higher cost.  This resulted in lower than normal gross profit.

For the six months ended March 31, 2009, we incurred a negative gross margin of $3.6 million, representing an increase of $2.5 million or 212.0% compared to $1.2 million in the same period of the prior year. During the six months ended March 31, 2009, we incurred high manufacturing costs due to high raw material cost and production inefficiencies associated with our low production volume. In addition, due to drop in silicon wafer market price, our inventories were written down by $1.0 million in the first fiscal quarter of 2009 as a result of a lower of cost or market inventory valuation analysis.

Selling, general & administrative

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$3,086,000	69.9%	$2,797,000	80.6%	$289,000	10.3%

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$5,647,000	59.5%	$6,682,000	80.4%	$(1,035,000)	(15.5%)

For the three months ended March 31, 2009, we incurred selling, general and administrative expense of $3.1 million, representing an increase of $0.3 million or 10.3% from $2.8 million in the three months ended March 31, 2008. Selling, general and administrative expense as a percentage of net sales for the three months ended March 31, 2009 decreased to 69.9% from 80.6% for the three months ended March 31, 2008. The increase in the selling, general and administrative expense was primarily due to an increase of $0.6 million in write-off of advance payment to supplier, partially offset by decrease of $0.5 million in stock-based compensation charge related to employee options from $1.7 million for the three months ended March 31, 2008 to $1.2 million for the three months ended March 31, 2009.

For the six months ended March 31, 2009, we incurred selling, general and administrative expense of $5.6 million, representing a decrease of $1.0 million or 15.5% from $6.7 million in the six months ended March 31, 2008. Selling, general and administrative expense as a percentage of net sales for the six months ended March 31, 2009 decreased to 59.5% from 80.4% for the six months ended March 31, 2008. The decrease in the selling, general and administrative expense was primarily due to decrease of $1.9 million in stock-based compensation charge related to employee options from $4.2 million for the six months ended March 31, 2008 to $2.3 million for the six months ended March 31, 2009, partially offset by an increase of $0.8 million in write-off of advance payment to supplier.

Research & development

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$436,000	9.9%	$54,000	1.6%	$382,000	707.4%

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount
Research and development	$771,000	8.1%	$151,000	1.8%	$620,000	410.6%

Research and development expense represents expense incurred in-house as well as for the joint research and development program with Shanghai University. Research and development expense in the three months ended March 31, 2009 of $0.4 million, representing an increase of $0.4 million or 707.4% over $0.1 million for the three months ended March 31, 2008. Research and development expense as a percentage of net sales for the three months ended March 31, 2009 increased to 9.9% from 1.6% for the three months ended March 31, 2008.

Research and development expense in the six months ended March 31, 2009 of $0.8 million, representing an increase of $0.6 million or 410.6 % over $0.2 million for the six months ended March 31, 2008. Research and development expense as a percentage of net sales for the six months ended March 31, 2009 increased to 8.1% from 1.8% for the six months ended March 31, 2008.

The research and development expense increased for the three and six months ended March 31, 2009 compared to the three and six months ended March 31, 2008 mainly as a result of our commitments to fund our development contract with Shanghai University. In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding an additional $3.8 million in the next 3 years. The delay in the payment of remaining fiscal years 2008 commitments of $0.8 million could lead to Shanghai University requesting the Company pay the committed amount within a short time frame. If the Company does not pay and is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of the date of this report, we have not received any compensation request from Shanghai University. We expect to increase our funding to research and development activities as we grow our business.

Loss on debt extinguishment

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$181,000	4.1%	$2,105,000	60.6%	$(1,924,000)	(91.4%)

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$491,000	5.2%	$2,467,000	29.7%	$(1,976,000)	(80.1%)

For the three months ended March 31, 2009 and 2008, we incurred a loss on debt extinguishment of $0.2 million and $2.1 million, respectively. During the quarter ended March 31, 2009, part of our Series B Convertible Notes was converted into common stock which resulted in the loss of $0.2 million. During the quarter ended March 31, 2008, part of our Series A and B Convertible Notes were converted into common stock which resulted in the non-cash loss of $2.1 million.

For the six months ended March 31, 2009, we incurred a loss on debt extinguishment of $0.5 million. The loss of $0.5 million was related to converting Series A and B Convertible Notes into common stocks. For the six months ended March 31, 2008, we incurred a loss on debt extinguishment of $2.5 million. That loss was the result of a loss of $2.8 million related to converting Series A and B Convertible Notes into common stocks. The loss was partially offset by a gain of approximately $0.4 million on settlement of loan due to Coach Capital LLC and Infotech Essentials Ltd.

Other income (expense)

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$3,000	0.1%	$46,000	1.3%	$(43,000)	(93.5%)
Interest expense	(558,000)	(12.6%)	(298,000)	(8.6%)	(260,000)	87.2%
Gain on change in fair market value
of compound embedded derivative	113,000	2.6%	11,190,000	322.4%	(11,077,000)	(99.0%)
Gain on change in fair market value
of warrant liability	99,000	2.2%	10,808,000	311.4%	(10,709,000)	(99.1%)
Other expense	(194,000)	(4.4%)	(290,000)	(8.4%)	96,000	(33.1%)
Total other income (expense)	$(537,000)	(12.2%)	$21,456,000	618.2%	$(21,993,000)	(102.5%)

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$10,000	0.1%	$56,000	0.7%	$(46,000)	(82.1%)
Interest expense	(923,000)	(9.7%)	(576,000)	(6.9%)	(347,000)	60.2%
Gain on change in fair market value
of compound embedded derivative	588,000	6.2%	12,289,000	147.9%	(11,701,000)	(95.2%)
Gain on change in fair market value
of warrant liability	1,743,000	18.4%	10,923,000	131.4%	(9,180,000)	(84.0%)
Other expense	(214,000)	(2.3%)	(328,000)	(3.9%)	114,000	(34.8%)
Total other income (expense)	$1,204,000	12.7%	$22,364,000	269.1%	$(21,160,000)	(94.6%)

For the three months ended March 31, 2009, total other expense was $0.5 million, representing a decrease of $22.0 million or 102.5% compared to other income of $21.5 million for the same period of the prior year. Other (expense) income as a percentage of net sales for the three months ended March 31, 2009 decreased to negative 12.2% from positive 618.2% for the three months ended March 31, 2008. In the three months ended March 31, 2009, we recorded a gain on change in fair market value of compound embedded derivative of $0.1 million and a gain on change in fair market value of warranty liability of $0.1 million compared to a gain on change in fair market value of compound embedded derivative of $11.2 million and a gain on change in fair market value of warrant liability of $10.8 million during the three months ended March 31, 2008.  We incurred interest expenses of $0.6 million and $0.3 million in the three months ended March 31, 2009 and 2008, respectively, primarily related to the 6% interest charges on Series A and B Convertible Notes. Other expenses of $0.2 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively, were primarily related to foreign exchange loss.

For the six months ended March 31, 2009, total other income was $1.2 million, representing a decrease of $21.2 million or 94.6% compared to $22.4 million for the same period of the prior year. Other income as a percentage of net sales for the six months ended March 31, 2009 decreased to 12.7% from 269.1% for the six months ended March 31, 2008. In the six months ended March 31, 2009, we recorded a gain on change in fair market value of compound embedded derivative of $0.6 million and a gain on change in fair market value of warrant liability of $1.7 million compared to a gain on change in fair market value of compound embedded derivative of $12.3 million and a gain on change in fair market value of warrant liability of $10.9 million during the six months ended March 31, 2008. We incurred interest expenses of $0.9 million and $0.6 million in the six months ended March 31, 2009 and 2008, respectively, primarily related to 6% interest charges on Series A and B Convertible Notes. Other expenses of $0.2 million and $0.3 million for the six months ended March 31, 2009 and 2008, respectively, were primarily related to foreign exchange loss.

Liquidity and Capital Resources

	March 31, 2009	September 30, 2008	Change

Cash and cash equivalents	$3,060,000	$3,238,000	$(178,000)

As of March 31, 2009, we had cash and cash equivalents of $3.1 million, as compared to $3.2 million at September 30, 2008. We require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. If we are not able to obtain funding in a timely manner or on commercially acceptable terms or at all, we may curtail our operations or take actions to reduce cost in order to continue our operations for the next 12 months.

	Six Months Ended March 31,
	2009	2008	Change

Net cash provided by (used in):
Operating activities	$123,000	$(9,344,000)	$9,467,000
Investing activities	(309,000)	(2,075,000)	1,766,000
Financing activities	-	19,887,000	(19,887,000)
Effect of exchange rate changes on cash and cash equivalents	8,000	195,000	(187,000)
Net (decrease) increase in cash and cash equivalents	$(178,000)	$8,663,000	$(8,841,000)

Net cash provided by operating activities for the six months ended March 31, 2009 was $0.1 million and net cash used in operating activities for the six months ended March 31, 2008 was $9.3 million. The increase of net cash provided by operating activities of $9.5 million was primarily attributable to $19.0 million of higher non-cash items adjustments mainly from gain on change in fair market value of compound embedded derivatives and gain on change in fair market value of warrant liability, partially offset by lower loss on debt extinguishment and lower stock-based compensation expense. In addition, the increase in net cash provided by operating activities was attributable to the changes in operating assets and liabilities of $11.5 million, mainly from higher inventory purchases, accounts receivable, advance payment for raw material and VAT taxes receivable. The increases in net cash provided by operating activities were offset by higher net loss of $21.0 million for the six months ended March 31, 2009 compared to the six months ended March 31, 2008.

Net cash used in investment activities were $0.3 million and $2.1 million for the six months ended March 31, 2009 and 2008, respectively. The decrease of $1.8 million in net cash used in investing activities was primarily due to lower property and equipment acquisitions during the six months ended March 31, 2009 compared to the six months ended March 31, 2008.

Net cash provided by financing activities totaled $19.9 million for the six months ended March 31, 2008. The net cash provided by financing activities of $19.9 was mainly due to proceeds of $19.9 million in January 2008 from issuing common stocks and warrants, net of financing cost through private equity financing.

The exchange rate changes on cash and cash equivalents were primarily from exchange gains of balances held in Chinese Renminbi (RMB). The exchange rates at March 31, 2009 and 2008 were 1 U.S. dollar for RMB 6.8359 and 1 U.S. dollar for RMB 7.0190, respectively.

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

Off-Balance Sheet Arrangements

On August 21, 2008 the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”), for $1 million in cash. The Company would acquire an additional two million shares at the same per share price upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. The two million shares acquired by the Company constitute approximately 7.8% of 21-Century Silicon’s outstanding equity. The equity purchase agreement further provides that the Company would acquire an additional two million shares upon 21-Century Silicon meeting certain milestones. In connection with the equity purchase agreement, the Company has also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. As of the date of this report, this event has not yet happened.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to our Form 8-K filed on August 14, 2008.

3.2	By-laws, incorporated by reference from Exhibit 3.2 to our Form 8-K filed on August 14, 2008.

10.1	Management Agreement between the Company and Steve Mao Ye effective April 2, 2009, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on April 7, 2009.

31.1	Section 302 Certification - Chief Executive Officer*

31.2	Section 302 Certification - Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ENERTECH CORP.

Date: May 15, 2009	By:	/s/ Steve Ye

Steve Ye
Chief Financial Officer