Form 10-Q
period 2009-06-30
SOLAR ENERTECH CORP
filed 2009-08-14
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number 333-120926

SOLAR ENERTECH CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

444 Castro Street, Suite #707
Mountain View, CA 94041
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (650) 688-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated Filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of August 7, 2009: 113,506,696

SOLAR ENERTECH CORP

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS
Solar EnerTech Corp.
Consolidated Balance Sheets

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,323,000	$3,238,000
Accounts receivable, net	6,372,000	1,875,000
Advance payments and other	880,000	3,175,000
Inventories, net	4,609,000	4,886,000
VAT receivable	1,597,000	2,436,000
Other receivable	290,000	730,000
Total current assets	17,071,000	16,340,000
Property and equipment, net	11,962,000	12,934,000
Investment	1,000,000	1,000,000
Deferred financing costs, net of accumulated amortization	1,491,000	1,812,000
Deposits	218,000	701,000
Total assets	$31,742,000	$32,787,000

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$8,986,000	$1,771,000
Customer advance payment	490,000	96,000
Accrued expenses	890,000	910,000
Accounts payable and accrued liabilities, related parties	5,604,000	5,450,000
Derivative liabilities	598,000	980,000
Warrant liabilities	4,827,000	3,412,000
Convertible notes, net of discount	1,417,000	85,000
Total current liabilities	22,812,000	12,704,000

STOCKHOLDER'S EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value 113,506,696 and 112,052,012 shares issued and outstanding at June 30, 2009 and September 30, 2008, respectively	113,000	112,000
Additional paid in capital	76,630,000	71,627,000
Other comprehensive income	2,452,000	2,485,000
Accumulated deficit	(70,265,000)	(54,141,000)
Total stockholders' equity	8,930,000	20,083,000
Total liabilities and stockholders' equity	$31,742,000	$32,787,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Net sales	$10,143,000	$10,272,000	$19,639,000	$18,582,000
Cost of sales	(9,657,000)	(10,235,000)	(22,791,000)	(19,680,000)
Gross profit (loss)	486,000	37,000	(3,152,000)	(1,098,000)

Operating expenses:
Selling, general and administrative	2,577,000	1,606,000	8,224,000	8,185,000
Research and development	463,000	198,000	1,234,000	483,000
Loss on debt extinguishment	36,000	1,529,000	527,000	3,996,000
Total operating expenses	3,076,000	3,333,000	9,985,000	12,664,000

Operating loss	(2,590,000)	(3,296,000)	(13,137,000)	(13,762,000)

Other income (expense):
Interest income	3,000	24,000	13,000	80,000
Interest expense	(1,015,000)	(238,000)	(1,938,000)	(814,000)
Gain (loss) on change in fair market value of compound embedded derivative	(238,000)	(22,000)	350,000	12,267,000
Gain (loss) on change in fair market value of warrant liability	(3,158,000)	107,000	(1,415,000)	11,030,000
Other income (expense)	217,000	(107,000)	3,000	(435,000)
Net income (loss)	$(6,781,000)	$(3,532,000)	$(16,124,000)	$8,366,000

Net income (loss) per share - basic	$(0.08)	$(0.03)	$(0.18)	$0.09
Net income (loss) per share - diluted	$(0.08)	$(0.03)	$(0.18)	$(0.10)

Weighted average shares outstanding - basic	88,256,706	104,528,145	87,669,839	97,518,130
Weighted average shares outstanding - diluted	88,256,706	104,528,145	87,669,839	120,531,481

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(16,124,000)	$8,366,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	1,718,000	877,000
Stock-based compensation	4,689,000	4,777,000
Loss on debt extinguishment	527,000	3,996,000
Amortization of note discount and deferred financing cost	1,413,000	61,000
Gain on change in fair market value of compound embedded derivative	(350,000)	(12,267,000)
Loss (gain) on change in fair market value of warrant liability	1,415,000	(11,030,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,498,000)	(1,339,000)
Advance payments and other	2,291,000	2,069,000
Inventories, net	269,000	(3,047,000)
VAT receivable	834,000	(2,601,000)
Other receivable	439,000	(848,000)
Accounts payable, accrued liabilities and customer advance payment	7,592,000	(3,154,000)
Accounts payable and accrued liabilities, related parties	154,000	-
Net cash provided by (used in) operating activities	369,000	(14,140,000)

Cash flows from investing activities:
Acquisition of property and equipment	(325,000)	(5,482,000)
Proceeds from sales of property and equipment	36,000	-
Deposits on property and equipment	-	(1,364,000)
Net cash used in investing activities	(289,000)	(6,846,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering cost	-	19,887,000
Net cash provided by financing activities	-	19,887,000

Effect of exchange rate on cash and cash equivalents	5,000	(128,000)
Net increase (decrease) in cash and cash equivalents	85,000	(1,227,000)
Cash and cash equivalents, beginning of period	3,238,000	3,908,000
Cash and cash equivalents, end of period	$3,323,000	$2,681,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.

Notes to Consolidated Financial Statements
June 30, 2009 (Unaudited)

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

Pursuant to the terms of the Agreement, Jiangsu Shunda owns 55% of the Joint Venture Company, the Company owns 35% of the Joint Venture Company and the remaining 10% of the Joint Venture Company is owned by the Joint Venture Company’s management.  The Joint Venture Company’s Board of Directors consist of five directors: three of the directors were nominated by Jiangsu Shunda and two of whom were nominated by the Company.  Furthermore, Mr. Yunda Ni, the President of Jiangsu Shunda, serves as the Joint Venture Company’s Chairman of the Board and Mr. Leo Shi Young, the Company’s Chief Executive Officer serves as the Joint Venture Company’s Vice Chairman of the Board.  Jiangsu Shunda is responsible for managing the Joint Venture Company in China and the Company is responsible for the managing the Joint Venture Company in the United States.  The Agreement is valid for 18 months.

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

Warranty cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized. Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a 10-year and 25-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from our warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates.  The Company’s warranty costs for the nine months ended June 30, 2009 and 2008 were immaterial.

Impairment of long lived assets

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. As of June 30, 2009, management expects those assets related to its continuing operations to be fully recoverable.

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

As of June 30, 2009, the Company accounted for the investment in 21-Century Silicon companies at cost amounting to $1.0 million.

Income taxes

The Company files federal and state income tax returns in the United States for its United States operations, and files separate foreign tax returns for its foreign subsidiary in the jurisdictions in which this entity operates. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).

Under the provisions of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

On a transaction by transaction basis, the Company determines if the revenue should be recorded on a gross or net basis based on criteria discussed in EITF 99-19,   “Reporting Revenue Gross as a Principal versus Net as an Agent”  (“EITF 99-19”). The Company considers the following factors to determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

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

During the three and nine months ended June 30, 2009, the Company had 3 customers and 4 customers, respectively, that accounted for more than 10% of net sales.

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

In December 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-01 (“EITF 07-01”), “Accounting for Collaborative Arrangements.” EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of the provisions of EITF 07-1 on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective for financial statements issued 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company adopted this statement for financial assets and financial liabilities effective November 15, 2008, which had no material impact on the Company’s financial and results of operations.

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force Issue No. 07-05 (“EITF 07-05”), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. EITF 07-5 does not permit early adoption for an existing instrument. The Company is currently evaluating the impact of the adoption of EITF 07-5 on the Company’s financial position and results of operations.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. During the quarter ended June 30, 2009, the Company adopted FSP FAS 157-4. The adoption of FSP FAS 157-4 did not have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB28-1 during the quarter ended June 30, 2009. There was no significant impact on its consolidated financial statements as a result of adoption.

In April 2009, the FASB released FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2/124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2/124-2 was issued contemporaneously with FSP FAS 157-4 and FSP FAS 107-1 and APB 28-1. These statements introduced new disclosure requirements affecting both debt and equity securities and extend the disclosure requirements to interim periods including disclosure of the cost basis of securities classified as available-for-sale and held-to-maturity and provides further specification of major security types. FSP FAS 115-2/124-2 is effective for fiscal years and interim periods beginning after June 15, 2009.  The Company adopted FSP FAS 115-2/124-2 during the quarter ended June 30, 2009. The adoption of FSP FAS 115-2/124-2 did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events,” to establish general standards of accounting for and disclosure of subsequent events. SFAS 165 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and to modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies). SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS 165 during the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a significant impact on the Company's financial statement disclosures (see Note 14 – Subsequent Events).

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), “Amendments to FASB Interpretations No. 46(R).”SFAS No. 167 revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS No. 167 is effective for interim and annual periods that begin after November 15, 2009. The Company is currently evaluating the impact of adopting SFAS 167 on its results of operations and financial position.

NOTE 3 — INVENTORIES

At June 30, 2009 and September 30, 2008, inventories consist of:

	June 30, 2009	September 30, 2008
Raw materials	$2,505,000	$2,111,000
Work in process	230,000	145,000
Finished goods	1,874,000	2,630,000
Total inventories	$4,609,000	$4,886,000

NOTE 4 — ADVANCE PAYMENTS AND OTHER

At June 30, 2009 and September 30, 2008, advance payments and other consist of:

	June 30, 2009	September 30, 2008
Prepayment for raw materials	$703,000	$2,959,000
Other	177,000	216,000
Total advance payments and other	$880,000	$3,175,000

NOTE 5 — PROPERTY AND EQUIPMENT

At June 30, 2009 and September 30, 2008, property and equipment consists of:

	June 30, 2009	September 30, 2008
Production equipment	$7,322,000	$5,564,000
Leasehold improvement	3,567,000	3,201,000
Automobiles	496,000	542,000
Office equipment	342,000	339,000
Machinery	2,745,000	2,170,000
Furniture	39,000	39,000
Construction in progress	1,001,000	2,915,000
Total property and equipment	15,512,000	14,770,000
Less: accumulated depreciation	(3,550,000)	(1,836,000)
Property and equipment, net	$11,962,000	$12,934,000

NOTE 6 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the nine months ended June 30, 2009 and 2008, respectively, except certain minimum taxes.

The Company accounts for income taxes using the liability method in accordance with SFAS 109. SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that the Company will generate sufficient taxable income in future periods to realize the benefit of the Company’s deferred tax assets. As of June 30, 2009 and 2008, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on the Company’s balance sheet as an asset.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2006 to 2008 remain open in various tax jurisdictions. The Company does not anticipate any significant change within the next 12 months of its uncertain tax positions.

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

These notes bear interest at 6% per annum and are due on March 7, 2010. The principal amount of the Series A Convertible Notes may be converted at the initial rate of $0.69 per share for a total of 7,246,377 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest). The principal amount of the Series B Convertible Notes may be converted at the initial rate of $0.57 per share for a total of 21,578,948 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest).

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

As of June 30, 2009, we had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes and $9.1 million in principal amount of Series B Convertible Notes. These outstanding notes were recorded at carrying value at $1.4 million as of June 30, 2009 and are due on March 7, 2010.

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

The following table summarizes the valuation of the notes, the warrants (including the advisor warrants), and the compound embedded derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding advisor warrants)	(15,909,000)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,000
Carrying amount of notes at grant date	$-

Carrying amount of notes at September 30, 2007	$7,000
Amortization of note discount and conversion effect	78,000
Carrying amount of notes at September 30, 2008	85,000
Amortization of note discount and conversion effect	1,332,000
Carrying amount of notes at June 30, 2009	$1,417,000

Fair value of warrant liability at September 30, 2007	$17,390,000
Gain on fair market value of warrant liability	(13,978,000)
Fair value of warrant liability at September 30, 2008	3,412,000
Loss on fair market value of warrant liability	1,415,000
Fair value of warrant liability at June 30, 2009	$4,827,000

Fair value of compound embedded derivative at September 30, 2007	$16,800,000
Gain on fair market value of embedded derivative liability	(13,767,000)
Conversion of Series A and B Notes	(2,053,000)
Fair value of compound embedded derivative at September 30, 2008	980,000
Gain on fair market value of embedded derivative liability	(350,000)
Conversion of Series A and B Notes	(32,000)
Fair value of compound embedded derivative at June 30, 2009	$598,000

The value of the warrants (including the advisor warrants) was estimated using a binomial valuation model with the following assumptions:

	June 30, 2009	September 30, 2008
Implied term (years)	2.68	3.43
Suboptimal exercise factor	2.5	2.5
Volatility	112%	84%
Dividend yield	0%	0%
Risk free interest rate	1.48%	2.58%

In conjunction with March 2007 financing, the Company recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the advisor warrants. The deferred financing cost is amortized over the three year life of the notes using a method that approximates the effective interest rate method. The advisor warrants were recorded as a liability and adjusted to fair value in each subsequent period. As of June 30, 2009 and September 30, 2008, total unamortized deferred financing cost was $1.5 million and $1.8 million, respectively.

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

The significant assumptions used in estimating stock price paths as of each valuation date are:

	June 30, 2009	September 30, 2008
Starting stock price (closing price on valuation date)	$0.44	$0.40
Annual volatility of stock	111.60%	84.20%
Risk free rate	0.35%	1.89%

Additional assumptions were made regarding the probability of occurrence of each exercise scenario, based on stock price ranges (based on the assumption that scenario probability is constant over narrow ranges of stock price). The key scenarios included public offering, bankruptcy and other defaults.

During the three months ended June 30, 2009, $0.1 million of Series B Convertible Notes were converted into our common shares. The Company recorded a loss on debt extinguishment of approximately $36,000 as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates. For the nine months ended June 30, 2009, $0.9 million of Series A and B Convertible Notes were converted into our common shares. The Company recorded a loss on debt extinguishment of $0.5 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates.

During the quarter ended June 30, 2008, $1.5 million of Series A and B Convertible Notes were converted into our common shares. The Company recorded a loss on debt extinguishment of $1.5 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates. For the nine months ended June 30, 2008, $4.6 million of Series A and B Convertible Notes were converted into our common shares. The Company recorded a loss on debt extinguishment of $4.4 million as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates. This loss was offset by a gain on debt extinguishment from settlement agreement with Coach Capital LLC in the amount of approximately $0.4 million (see Note 8 below).  The net amount of $4.0 million loss on debt extinguishment is included in the Consolidated Statements of Operations for the nine months ended June 30, 2008.

The loss on debt extinguishment is computed at the conversion dates as follow:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Fair value of the common shares	$35,000	$1,735,000	$316,000	$5,743,000
Unamortized deferred financing costs associated with the converted notes	14,000	224,000	140,000	673,000
Fair value of the CED liability associated with the converted notes	(6,000)	(422,000)	(33,000)	(2,033,000)
Accreted amount of the notes discount	(7,000)	(8,000)	104,000	(13,000)
Loss on debt extinguishment	$36,000	$1,529,000	$527,000	$4,370,000

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

A summary of warrants outstanding at June 30, 2009 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Outstanding at June 30, 2009	56,377,190

At June 30, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life

$0.57-$0.69	2,017,775	$0.60	2.71
$0.88-$1.00	47,113,038	$0.95	3.16
$1.21	7,246,377	$1.21	2.69

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

On the same day, an Independent Committee of the Company’s Board of Directors adopted the 2008 Restricted Stock Plan (the “2008 Plan”) providing for the issuance of 25,250,000 shares of restricted common stock to be granted to the Company’s employees pursuant to forms of restricted stock agreements.

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

The following table summarizes the Company’s restricted stock activities:

Shares
Balance as of September 30, 2008	25,250,000
Forfeited	(100,000)

Balance as of June 30, 2009	25,150,000

The total unvested restricted stock and weighted average grant date fair value of the restricted stock as of June 30, 2009 were 25,150,000 shares and $0.62 per share, respectively.

Stock-based compensation expense for restricted stock for the three and nine months ended June 30, 2009 was $1.3 million and $3.9 million, respectively. As of June 30, 2009, the total unrecognized compensation cost net of forfeitures relate to unvested awards not yet recognized is $11.1 million and is expected to be amortized over a weighted average period of 2.1 years.

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

On February 5, 2008, the Board of Directors of the Company adopted the Amended and Restated 2007 Equity Incentive Plan (the “Amended 2007 Plan”), which increases the number of shares authorized for issuance from 10 million to 15 million shares of common stock and was to be effective upon approval of the Company’s stockholders and upon the Company’s reincorporation into the State of Delaware.

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of June 30, 2009 and September 30, 2008, 10,412,082 and 7,339,375 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Shares Available For Grant	Number of Shares Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2007	2,700,000	7,300,000	$0.66	$1.20
Additional shares reserved	5,000,000	—	—	—
Options granted	(870,000)	870,000	$0.37	$0.61
Options cancelled	509,375	(509,375)	$0.42	$0.85
Balance at September 30, 2008	7,339,375	7,660,625	$0.39	$0.62
Options granted	(500,000)	500,000	$0.13	$0.20
Options cancelled	3,572,707	(3,572,707)	$0.38	$0.62
Balance at June 30, 2009	10,412,082	4,587,918	$0.35	$0.57

At June 30, 2009 and September 30, 2008, 4,587,918 and 7,660,625 options were outstanding, respectively and had a weighted-average remaining contractual life of 8.45 years and 9.03 years, respectively. Of these options, 2,790,833 and 3,477,506 shares were vested and exercisable on June 30, 2009 and September 30, 2008, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.62 and 8.29 years, respectively.

The fair values of employee stock options granted during the three and nine months ended June 30, 2009 and 2008 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Volatility	97.0%	99.2%	97.0%	99.2%
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	1.68%	2.24%	1.68%	2.38%
Expected term in years	3.9	2.2	3.9	2.6
Weighted-average fair value	$0.13	$0.36	$0.13	$0.37

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

In accordance with the provisions of SFAS 123R, the Company has recorded stock-based compensation expense of $0.2 million and $0.8 million for the three and nine months ended June 30, 2009, respectively, which include the compensation effect for the options repriced and restricted stock. The Company recorded $0.6 million and $4.8 million for the three and nine months ended June 30, 2008, respectively, which include the compensation effect for the options repriced. The stock-based compensation expense is based on the fair value of the options at the grant date.  The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

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

The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2009:

	Fair Value at June 30, 2009	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$598,000	-	-	$598,000
Warrant liabilities	4,827,000	-	-	4,827,000

Total liabilities	$5,425,000	-	-	$5,425,000

The Company’s valuation techniques used to measure the fair values of the derivative liabilities and warrant liabilities were derived from management’s assumptions or estimations and are discussed in Note 7 – Convertible Notes.

In April 2009, the FASB issued FSP FAS No. 107-1, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This interpretation is effective for interim reporting periods ending after June 15, 2009. During the quarter ended June 30, 2009, the Company adopted FSP FAS No. 107-1. The adoption of  FSP FAS No. 107-1 did not impact our consolidated financial statements.

The carrying values of cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, accrued liabilities and amounts due to related party approximate fair value because of the short-term maturity of these instruments. The Company does not invest its cash in auction rate securities. The carrying values of the Company’s derivative liabilities and warrant liabilities approximate fair value (see Note 7 - Convertible Notes) for the methods and assumptions used in the fair value estimation.

At June 30, 2009 and September 30, 2008, the carrying value of the Company’s convertible notes was $1.4 million and $0.1 million, respectively. These notes bear interest at 6% per annum and are due on March 7, 2010. Warrants were issued in connection with the issuance of the notes, and the warrants are measured at fair value both initially and in subsequent periods. The notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”), which are measured at fair value both initially and in subsequent periods (see Note 7 – Convertible Notes). The fair value of the convertible notes can be determined based on the fair value of the entire financial instrument. However, it was not practicable to estimate the fair value of the convertible notes because the Company has to incur excessive costs to estimate the fair value.

NOTE 10 — COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(6,781,000)	$(3,532,000)	$(16,124,000)	$8,366,000
Other comprehensive income:
Change in foreign currency translation	15,000	484,000	(33,000)	1,769,000
Comprehensive income (loss)	$(6,766,000)	$(3,048,000)	$(16,157,000)	$10,135,000

The accumulated other comprehensive income at June 30, 2009 and September 30, 2008 comprised of accumulated translation adjustments of $2.5 million and $ 2.5 million, respectively.

NOTE 11 — NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Calculation of net income (loss) per share - basic:

Net income (loss)	$(6,781,000)	$(3,532,000)	$(16,124,000)	$8,366,000
Weighted-average number of common shares outstanding	88,256,706	104,528,145	87,669,839	97,518,130
Net income (loss) per share - basic	$(0.08)	$(0.03)	$(0.18)	$0.09

Calculation of net income (loss) per share - diluted:

Net income (loss)	$(6,781,000)	$(3,532,000)	$(16,124,000)	$8,366,000
Less: Gain on change in fair market value of compounded embedded derivative	-	-	-	(12,267,000)
Deferred financing costs	-	-	-	-
Interest expense on convertible notes	-	-	-	814,000
Less: Gain on change in fair markert value of Advisor warrants	-	-	-	(765,000)
Less: Gain on change in fair market value of Series B warrants	-	-	-	(7,786,000)
Net income (loss) assuming dilution	$(6,781,000)	$(3,532,000)	$(16,124,000)	$(11,638,000)

Weighted-average number of common shares outstanding	88,256,706	104,528,145	87,669,839	97,518,130
Effect of potentially dilutive securities:
Warrants issued to advisors	-	-	-	511,102
Convertible notes	-	-	-	21,397,371
Options to officers	-	-	-	-
Series B warrants	-	-	-	1,104,878
Weighted-average number of common shares outstanding assuming dilution	88,256,706	104,528,145	87,669,839	120,531,481

Net income (loss) per share - diluted	$(0.08)	$(0.03)	$(0.18)	$(0.10)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Capital investments

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollars based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 6.8319.

Year	Amount
2009 (Remaining balance)*	$1,735,000
2010	937,000
2011	1,112,000
Total	$3,784,000

*
The amount includes approximately $0.8 million of 2008 commitments, respectively, which remained unpaid as of June 30, 2009. The Company intends to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. The delay in the payment of the remaining fiscal year 2008 commitments of $0.8 million could lead to Shanghai University requesting the Company pay the committed amount within a short time frame. If the Company does not pay and is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of the date of this report, the Company has not received any compensation request from Shanghai University.

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

NOTE 13 — RELATED PARTY TRANSACTIONS

At June 30, 2009 and September 30, 2008, the accounts payable and accrued liabilities, related party balance was $5.6 million and $5.5 million, respectively. The $5.6 million accrued liability represents $4.6 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

NOTE 14 — SUBSEQUENT EVENTS

Pursuant to SFAS 165, the Company has reviewed all subsequent events and transactions that occurred through August 14, 2009, which is the date the Company's quarterly report was filed with the Securities and Exchange Commission.

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

Our solar cells and modules are sold under the brand name “SolarE”.  Our total revenue for the three and nine months ended June 30, 2009 were $10.1 million and $19.6 million, respectively. Total revenue for the three and nine months ended June 30, 2008 were $10.3 million and $18.6 million, respectively. Our end users are mainly in Europe.  In anticipation of entering the US market, we had established a marketing, purchasing and distribution office in Menlo Park, California and have since moved to Mountain View, California. Our goal is to become a worldwide supplier of PV cells and modules.

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

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the nine months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-K filed for the year ended September 30, 2008 with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

For recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 2 – Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Results of Operations for the three and nine months ended June 30, 2009 and 2008

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K and its subsequent amendments.

Revenues, Cost of Sales and Gross Profit (Loss)

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Net sales	$10,143,000	100.0%	$10,272,000	100.0%	$(129,000)	(1.3)%
Cost of sales	(9,657,000)	(95.2)%	(10,235,000)	(99.6)%	578,000	(5.6)%
Gross profit (loss)	$486,000	4.8%	$37,000	0.4%	$449,000	1,213.5%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Net sales	$19,639,000	100.0%	$18,582,000	100.0%	$1,057,000	5.7%
Cost of sales	(22,791,000)	(116.0)%	$(19,680,000)	(105.9)%	(3,111,000)	15.8%
Gross profit (loss)	$(3,152,000)	(16.0)%	$(1,098,000)	(5.9)%	$(2,054,000)	187.1%

For the three months ended June 30, 2009, the Company reported total revenue of $10.1 million, representing a decrease of $0.1 million or 1.3% compared to $10.3 million of revenue in the same period of the prior year.  The $10.1 million of revenue generated during the third fiscal quarter of 2009 comprised of $6.6 million in solar modules sales and $3.5 million in cell sales, whereas the $10.3 million of our third fiscal quarter of 2008 revenue related to solar modules sales of $9.0 million and contract manufacturing revenue of $1.3 million. Our solar modules sales decreased significantly in the third fiscal quarter of 2009 compared to the same period of the prior year because the average sales price of the solar modules declined significantly in the third fiscal quarter of 2009.

For the nine months ended June 30, 2009, the Company recorded $19.6 million in revenue which comprised of $15.6 million in solar modules sales and $4.0 million in cell sales compared to $18.6 million of revenue in the same period of the prior year which comprised of $14.3 million in solar modules sales, $1.3 million in contract manufacturing revenue, $0.7 million in solar cell sales, and $2.3 million in the resale of raw materials, which include materials such as silicon wafer. On a transaction by transaction basis, we determined that revenue should be recorded on a gross or net basis based on criteria discussed in EITF 99-19. We considered the following factors when determining the gross versus net presentation: (i) whether the Company acted as principal in the transaction; (ii) whether the Company took title to the products; (iii) the Company’s risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) whether the Company acted as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis. Our revenue increased in the nine months ended June 30, 2009 compared to the same period of the prior year due to a newly structured sales team, organic growth of our current customers and entry into new markets.

For the three months ended June 30, 2009, we incurred a gross profit of $0.5 million, representing an increase of $0.4 million or 1,213.5% compared to $37,000 in the same period of the prior year.  The increase in gross profit was primarily due to recent cost restructuring, promoting leaner production and strengthening of our procuring group under our new Chief Financial Officer’s leadership. This is a significant turnaround, and we will continue to benefit from cost efficiency opportunities, as we identify them.

For the nine months ended June 30, 2009, we incurred a gross loss of $3.2 million, representing an increase of $2.1 million or 187.1% compared to $1.1 million in the same period of the prior year. During the nine months ended June 30, 2009, we incurred high manufacturing costs due to high raw material cost and production inefficiencies associated with our low production volume. In addition, due to a drop in silicon wafer market price, our inventories were written down by $1.0 million in the first fiscal quarter of 2009 as a result of a lower of cost or market inventory valuation analysis.

Selling, general & administrative

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$2,577,000	25.4%	$1,606,000	15.6%	$971,000	60.5%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$8,224,000	41.9%	$8,185,000	44.0%	$39,000	0.5%

For the three months ended June 30, 2009, our selling, general and administrative expenses were $2.6 million, representing an increase of $1.0 million or 60.5% from $1.6 million in the three months ended June 30, 2008. Selling, general and administrative expenses as a percentage of net sales for the three months ended June 30, 2009 increased to 25.4% from 15.6% for the three months ended June 30, 2008. The increase in the selling, general and administrative expenses were primarily due to an increase of $0.6 million in stock-based compensation expenses related to employee options and restricted stock from $0.5 million for the three months ended June 30, 2008 to $1.1 million for the three months ended June 30, 2009. Excluding stock-based compensation expenses, our selling, general & administrative expenses increased by approximately $0.4 million primarily from a legal settlement with former employee and increased sales and marketing activities.

For the nine months ended June 30, 2009 and 2008, we incurred similar selling, general and administrative expenses of $8.2 million. Selling, general and administrative expenses as a percentage of net sales for the nine months ended June 30, 2009 decreased to 41.9% from 44.0% for the nine months ended June 30, 2008. The increase in the selling, general and administrative expenses were primarily due to a $0.8 million in write-off of advance payment to a supplier, partially offset by a decrease of $1.3 million in stock-based compensation expenses related to employee options and restricted stock from $4.7 million for the nine months ended June 30, 2008 to $3.4 million for the nine months ended June 30, 2009. Excluding stock-based compensation expenses, our selling, general & administrative expenses increased by approximately $0.5 million primarily from a legal settlement with former employee and increased sales and marketing activities.

Research & development

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$463,000	4.6%	$198,000	1.9%	$265,000	133.8%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$1,234,000	6.3%	$483,000	2.6%	$751,000	155.5%

Research and development expenses represent expenses incurred in-house as well through the joint research and development program with Shanghai University. Research and development expenses in the three months ended June 30, 2009 were $0.5 million, representing an increase of $0.3 million or 133.8% over $0.2 million for the three months ended June 30, 2008. Research and development expenses as a percentage of net sales for the three months ended June 30, 2009 increased to 4.6% from 1.9% for the three months ended June 30, 2008. The increase in research and development expenses were mainly due to an increase of $0.2 million in stock-based compensation expenses related to employee options and restricted stock from $0.1 million for the three months ended June 30, 2008 to $0.3 million for the three months ended June 30, 2009.

Research and development expenses in the nine months ended June 30, 2009 were $1.2 million, representing an increase of $0.8 million or 155.5% over $0.5 million for the nine months ended June 30, 2008. Research and development expenses as a percentage of net sales for the nine months ended June 30, 2009 increased to 6.3% from 2.6% for the nine months ended June 30, 2008. The increase in research and development expenses were mainly due to an increase of $0.6 million in stock-based compensation expenses related to employee options and restricted stock from $0.3 million for the nine months ended June 30, 2008 to $0.9 million for the nine months ended June 30, 2009. Excluding stock-based compensation expenses, our research and development expenses increased by approximately $0.2 million primarily as a result of our commitments to fund our development contract with Shanghai University.

Loss on debt extinguishment

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$36,000	0.4%	$1,529,000	14.9%	$(1,493,000)	(97.6)%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$527,000	2.7%	$3,996,000	21.5%	$(3,469,000)	(86.8)%

For the three months ended June 30, 2009 and 2008, we incurred losses on debt extinguishment of $36,000 and $1.5 million, respectively. During the quarter ended June 30, 2009, part of our Series B Convertible Notes was converted into common stock which resulted in the loss of $36,000. During the quarter ended June 30, 2008, part of our Series A and B Convertible Notes were converted into common stock which resulted in the non-cash loss of $1.5 million.

For the nine months ended June 30, 2009, we incurred a loss on debt extinguishment of $0.5 million. The loss of $0.5 million was related to converting Series A and B Convertible Notes into common stocks. For the nine months ended June 30, 2008, we incurred a loss on debt extinguishment of $4.0 million. That loss was the result of a loss of $4.4 million related to converting Series A and B Convertible Notes into common stocks. The loss was partially offset by a gain of approximately $0.4 million on the settlement of loan due to Coach Capital LLC and Infotech Essentials Ltd.

Other income (expense)

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$3,000	0.0%	$24,000	0.2%	$(21,000)	(87.5)%
Interest expense	(1,015,000)	(10.0)%	(238,000)	(2.3)%	(777,000)	326.5%
Gain (loss) on change in fair market value of compound embedded derivative	(238,000)	(2.3)%	(22,000)	(0.2)%	(216,000)	981.8%
Gain (loss) on change in fair market value of warrant liability	(3,158,000)	(31.1)%	107,000	1.0%	(3,265,000)	(3,051.4)%
Other income (expense)	217,000	2.1%	(107,000)	(1.0)%	324,000	(302.8)%
Total other income (expense)	$(4,191,000)	(41.3)%	$(236,000)	(2.3)%	$(3,955,000)	1,675.8%

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$13,000	0.1%	$80,000	0.4%	$(67,000)	(83.8)%
Interest expense	(1,938,000)	(9.9)%	(814,000)	(4.4)%	(1,124,000)	138.1%
Gain (loss) on change in fair market value of compound embedded derivative	350,000	1.8%	12,267,000	66.0%	(11,917,000)	(97.1)%
Gain (loss) on change in fair market value of warrant liability	(1,415,000)	(7.2)%	11,030,000	59.4%	(12,445,000)	(112.8)%
Other income (expense)	3,000	0.0%	(435,000)	(2.3)%	438,000	(100.7)%
Total other income (expense)	$(2,987,000)	(15.2)%	$22,128,000	119.1%	$(25,115,000)	(113.5)%

For the three months ended June 30, 2009, total other expenses were $4.2 million, representing an increase of $4.0 million or 1,675.8% compared to $0.2 million for the same period of the prior year. Other expenses as a percentage of net sales for the three months ended June 30, 2009 increased to 41.3% from 2.3% for the three months ended June 30, 2008. In the three months ended June 30, 2009, we recorded a loss on change in fair market value of warranty liability of $3.2 million and a loss on change in fair market value of compound embedded derivative of $0.2 million compared to a gain on change in fair market value of warrant liability of $0.1 million and a loss on change in fair market value of compound embedded derivative of $22,000 during the three months ended June 30, 2008.  We incurred interest expenses of $1.0 million and $0.2 million in the three months ended June 30, 2009 and 2008, respectively, primarily related to amortization on discounted convertible notes and deferred financing cost, and 6% interest charges on Series A and B Convertible Notes. Other income of $0.2 million and other expenses of $0.1 million for the three months ended June 30, 2009 and 2008, respectively, were primarily related to foreign exchange gain (loss).

For the nine months ended June 30, 2009, total other expenses were $3.0 million, representing an increase of $25.1 million or 113.5% compared to total other income of $22.1 million for the same period of the prior year. Other expenses as a percentage of net sales for the nine months ended June 30, 2009 increased to negative 15.2% from positive 119.1% for the nine months ended June 30, 2008. In the nine months ended June 30, 2009, we recorded a loss on change in fair market value of warrant liability of $1.4 million and a gain on change in fair market value of compound embedded derivative of $0.4 million compared to a gain on change in fair market value of compound embedded derivative of $12.3 million and a gain on change in fair market value of warrant liability of $11.0 million during the nine months ended June 30, 2008. We incurred interest expenses of $1.9 million and $0.8 million in the nine months ended June 30, 2009 and 2008, respectively, primarily related to amortization on discounted convertible notes and deferred financing cost, and 6% interest charges on Series A and B Convertible Notes. Other expenses of $0.4 million for the nine months ended June 30, 2008 were primarily related to foreign exchange loss.

Liquidity and Capital Resources

	June 30, 2009	September 30, 2008	Change

Cash and cash equivalents	$3,323,000	$3,238,000	$85,000

As of June 30, 2009, we had cash and cash equivalents of $3.3 million, as compared to $3.2 million at September 30, 2008. We require a significant amount of cash to fund our operations.  If we are not able to obtain funding in a timely manner or on commercially acceptable terms or at all, we may curtail our operations or take actions to reduce cost in order to continue our operations for the next 12 months.

	Nine Months Ended June 30,
	2009	2008	Change

Net cash provided by (used in):
Operating activities	$369,000	$(14,140,000)	$14,509,000
Investing activities	(289,000)	(6,846,000)	6,557,000
Financing activities	-	19,887,000	(19,887,000)
Effect of exchange rate changes on cash and cash equivalents	5,000	(128,000)	133,000
Net (decrease) increase in cash and cash equivalents	$85,000	$(1,227,000)	$1,312,000

Net cash provided by operating activities for the nine months ended June 30, 2009 was $0.4 million and net cash used in operating activities for the nine months ended June 30, 2008 was $14.1 million. The increase of net cash provided by operating activities of $14.5 million was primarily attributable to $23.0 million of higher non-cash items adjustments mainly from the loss on the change in fair market value of warrant liability and the gain on the change in fair market value of compound embedded derivatives, partially offset by lower loss on debt extinguishment and higher depreciation expenses. In addition, the increase in net cash provided by operating activities was attributable to the changes in operating assets and liabilities of $16.0 million, mainly from higher accounts payable, accrued liabilities and customer advance payments, lower VAT receivable and inventory purchases, partially offset by higher accounts receivable as a result of higher net sales. The increases in net cash provided by operating activities were offset by higher net loss of $24.5 million for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.

Net cash used in investment activities were $0.3 million and $6.8 million for the nine months ended June 30, 2009 and 2008, respectively. The decrease of $6.6 million in net cash used in investing activities was primarily due to lower property and equipment acquisitions during the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.

Net cash provided by financing activities totaled $19.9 million for the nine months ended June 30, 2008. The net cash provided by financing activities of $19.9 was mainly due to proceeds of $19.9 million in January 2008 from issuing common stocks and warrants, net of financing cost through private equity financing.

The exchange rate changes on cash and cash equivalents were primarily from exchange gains of balances held in Chinese Renminbi (RMB). The exchange rates at June 30, 2009 and 2008 were 1 U.S. dollar for RMB 6.8319 and 1 U.S. dollar for RMB 6.8591, respectively.

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

Contractual Obligations

On March 7, 2007, we issued $17.3 million of secured convertible notes and detachable stock purchase warrants. These notes bear interest at 6% per annum and are due on March 7, 2010 (see Note 7 – Convertible Notes). As of June 30, 2009, $ 11.6 million in principal under the secured convertible notes remains outstanding. We need a significant amount of cash to pay the principal amount of the convertible notes by March 7, 2010. Failure to generate sufficient income, potentially raise additional capital, or renegotiate the terms and conditions of the notes could have a material adverse effect on the Company’s financial condition.

Off-Balance Sheet Arrangements

On August 21, 2008 the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”), for $1 million in cash. The Company would acquire an additional two million shares at the same per share price upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. The two million shares acquired by the Company constitute approximately 7.8% of 21-Century Silicon’s outstanding equity. The equity purchase agreement further provides that the Company would acquire an additional two million shares upon 21-Century Silicon meeting certain milestones. In connection with the equity purchase agreement, the Company has also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. As of the date of this report, the Company has not yet acquired the additional two million shares.

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

Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Except as set forth below, the Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and have not materially changed.

Our debt obligations expose us to risks that could adversely affect our business, operating results or financial condition, and could prevent us from fulfilling our obligations under such indebtedness.

As of June 30, 2009, we had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes and $9.1 million in principal amount of Series B Convertible Notes, which were recorded at carrying amount at $1.4 million. These notes bear interest at 6% per annum and are due on March 7, 2010.

The level of our current or future indebtedness, among other things, could:

•	Make it difficult for us to satisfy our payment obligations on our debt;
•	Make us more vulnerable in the event of a downturn in our business;
•	Reduce funds available for use in our operations;
•	Make it difficult for us to incur additional debt or obtain any necessary financing in the future for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;
•	Limit our flexibility in planning for or reacting to changes in our business; or
•	Place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have greater access to capital resources.

Our ability to repay the convertible notes when they are due or to refinance or renegotiate our obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will generate a level of cash flows from operating activities sufficient to permit us to pay the principal and any interest, if any, owed under the convertible notes.

As of June 30, 2009, we had $3.3 million in cash and cash equivalents on hand.  If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, restructure, or refinance our indebtedness.  Failure to generate sufficient income, potentially raise additional capital, or renegotiate the terms and conditions of the notes could have a material adverse effect on the Company’s financial condition.

Any default under our indebtedness could have a material adverse effect on our business, operating results and financial condition. If defaults under our indebtedness occur and are not cured, they may cause us to restructure or cease operations entirely. In addition, a material default on our indebtedness could suspend our eligibility to register securities using certain registration statement forms under SEC guidelines that permit incorporation by reference of substantial information regarding us, which could potentially hinder our ability to raise capital through the issuance of our securities and will increase the costs of such registration to us.

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

SOLAR ENERTECH CORP.

Date: August 14, 2009	By:	/s/ Steve Ye

Steve Ye
Chief Financial Officer