Form 10-K
period 2009-09-30
SOLAR ENERTECH CORP
filed 2010-01-12
CIK 1307873

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________
Commission File Number 000-51717

SOLAR ENERTECH CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0434357
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
444 Castro Street, Suite #707, Mountain View, CA 94041
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based on the closing sale price as of the last business day of the registrant’s second fiscal quarter, March 31, 2009, was approximately $16,989,394.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of January 6, 2010 was 111,406,696.

TABLE OF CONTENTS

Page
PART I

Item 1. Business	4
Item 1A. Risk Factors	7
Item 1B. Unresolved Staff Comments	17
Item 2. Properties	17
Item 3. Legal Proceedings	17
Item 4. Submission of Matters to a Vote of Security Holders	17

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6. Selected Financial Data	20
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	28
Item 8. Financial Statements and Supplementary Data	28
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A(T). Controls and Procedures	58
Item 9B. Other Information	60

PART III

Item 10. Directors and Executive Officers and Corporate Governance	61
Item 11. Executive Compensation	63
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item 13. Certain Relationship and Related Transactions, and Director Independence	69
Item 14. Principal Accountant Fees and Services	69

PART IV
Item 15. Exhibits and Financial Statement Schedules	71

Signatures	74

EXHIBIT 21.1

EXHIBIT 23.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, in particular in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, that relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the heading “Risks Related to Our Business”, “Risks Related to Doing Business in China” and “Risks Related To an Investment in Our Securities” in this document as well as other relevant risks detailed in the our filings with the Securities and Exchange Commission (the “SEC”) which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-K should be read in light of such risks.

In some cases, these forward-looking statements can be identified by words or phrases such as “may”, “will”, “expect”, “anticipate”, “aim”, “estimate”, “intend”, “plan or planned”, “believe”, “potential”, “continue”, “is/are likely to”, “hope” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding the worldwide demand for electricity and the market for solar energy in certain countries;

•	our beliefs regarding the effects of environmental regulation, lack of infrastructure reliability and long-term fossil fuel supply constraints;

•	our beliefs regarding the inability of traditional fossil fuel-based generation technologies to meet the demand for electricity;

•	our beliefs regarding the importance of environmentally friendly power generation;

•	our expectations regarding research and development agreements and initiatives;

•	our expectations regarding governmental support and incentive programs for the deployment of solar energy;

•	our beliefs regarding the acceleration of adoption of solar technologies;

•	our beliefs regarding the competitiveness of photovoltaic (“PV”) products;

•	our expectations regarding the creation and development of our manufacturing capacity;

•	our expected benefits from manufacturing based on China’s favorable policies and cost-effective workforce;

•	our expectations with respect to revenue and sales and our ability to achieve profitability resulting from increases in production volumes;

•	our expectations with respect to our ability to secure raw materials in the future;

•	our future business development, results of operations and financial condition; and

•	competition from other manufacturers of PV products and conventional energy suppliers.

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

The Company’s management in February 2008 decided that it was in the Company’s and its shareholders’ best interests to change the Company’s state of domicile from Nevada to Delaware (the “Reincorporation”).  On August 13, 2008, the Company, a Nevada entity at the time, entered into an Agreement and Plan of Merger with Solar EnerTech Corp., a Delaware corporation and wholly-owned subsidiary of the Nevada entity (the “Delaware Subsidiary”), whereby the Nevada entity merged with and into the Delaware Subsidiary in order to effect the Reincorporation. After the Reincorporation, the Nevada entity ceased to exist and the Company survived as a Delaware entity.

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

On April 27, 2009, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Jiangsu Shunda Semiconductor Development Co., Ltd. (“Jiangsu Shunda”) to form a joint venture in the United States by forming a new company, to be known as Shunda-SolarE Technologies, Inc. (the “Joint Venture Company”), in order to jointly pursue opportunities in the United States solar market. After its formation, the Joint Venture Company’s name was later changed to SET-Solar Corp.

Pursuant to the terms of the JV Agreement, Jiangsu Shunda owns 55% of the Joint Venture Company, the Company owns 35% of the Joint Venture Company and the remaining 10% of the Joint Venture Company is owned by the Joint Venture Company’s management.  The Joint Venture Company’s Board of Directors consist of five directors: three of the directors were nominated by Jiangsu Shunda and two of whom were nominated by the Company.  Furthermore, Mr. Yunda Ni, the President of Jiangsu Shunda, serves as the Joint Venture Company’s Chairman of the Board and Mr. Leo Shi Young, the Company’s Chief Executive Officer serves as the Joint Venture Company’s Vice Chairman of the Board.  Jiangsu Shunda is responsible for managing the Joint Venture Company in China and the Company is responsible for the managing the Joint Venture Company in the United States.  The JV Agreement is valid for 18 months. As of September 30, 2009, due to the foreign currency controls imposed by the PRC government, Jiangsu Shunda and the Company have not contributed any capital to the Joint Venture Company and no equity interest has been issued to either party.

The Company’s goal is to maximize its value through manufacturing and distribution of photovoltaic products globally. To date, the Company has established a 67,107-square-foot manufacturing facility in Shanghai, China. The Company currently has two 25MW solar cell production lines and a 50MW solar module production facility.

The Company has also established a Joint R&D Lab at Shanghai University to research and develop higher-efficiency cells and to put the results of that research to use in its manufacturing processes. Led by one of the industry’s top scientists, the Company expects its R&D program to help bring Solar EnerTech to the forefront of advanced solar technology research and production.

During fiscal year 2009, the Company has significantly improved its operational results. The Company restructured its management team, especially the sales team, and concentrated on leaner productions, our procurement process, improving efficiency, quality control and various cost cutting programs. Consequently, gross margin has significantly improved quarter by quarter and operational costs have been reduced. In January 2010, the Company modified the terms of its convertible notes, which were subsequently converted into shares of common stock of the Company. We believe that the successful completion of the debt restructuring, along with our existing cash resources and the cash expected to be generated from operations during fiscal year 2010 will be sufficient to meet our projected operating requirements through at least the next twelve months and enable us to continue as a going concern

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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

Photovoltaic Industry and the World

The photovoltaic industry has made huge improvements in solar cell efficiencies as well as having achieved significant cost reductions. The global photovoltaic industry is expanding rapidly:  In the last few years, most solar production has moved and continues to move to Europe and China. Countries like Germany and Spain have had government-incentive programs that have made solar systems more attractive. In the United States, the investment tax credits and production tax credit extensions were passed in October 2008.  As the current administration in the United States pursues a “Green Economy”, we expect both federal and state incentives to play an important role in boosting the use of solar electricity in the near future.

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

With a solar boom being expected globally in the near future and with renewable energy laws being implemented as best-practice models often with attractive solar energy delivery compensation rules as in Germany, solar companies are currently expanding their activities in Europe (e.g. Spain, Italy, France and Greece, and Holland). With growing markets in Southern Europe, Asia and the United States, numerous opportunities exist for competitors in the photovoltaic market.

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

Company’s Strategy

The Company’s business strategy includes the acquisition, manufacturing and marketing of innovative PV cells and modules in order to provide superior solutions to its customers. In so doing, we believe it will generate substantial value for its stockholders while contributing to energy security and protection of ecosystems.

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

Marketing Strategy

The primary solar market is currently in Europe and Australia, where significant government incentive programs are helping fuel high demand for solar products. The Company’s secondary market is the United States, where the State of California has launched an ambitious One Million Solar Roof incentive program for residences and businesses. With a newly set-up marketing and sales office in the United Sates, the Company is well-positioned to meet incremental market demand in the United States.

Sales Strategy

The Company manufactures high-quality and high-conversion-rate solar products with outstanding after-sale services. By keeping costs low, the Company expects to market its panels, to be trademarked as “SolarE”, at prices generally lower than many of our competitors.

Research & Development

The Company has established a joint Research and Development (“R&D”) laboratory with Shanghai University to facilitate improvements to the Company’s products. The main focus of this research laboratory is to:

(1)	Research and test theories of photovoltaics, thermo-physics, the physics of materials and chemistry;

(2)	Develop efficient and ultra-efficient PV cells with light/electricity conversion rate ranging from 20% to 35%;

(3)	Develop environmentally-friendly high-conversion-rate manufacturing technology for chemical compound film PV cell materials;

(4)	Develop highly-reliable, low-cost manufacturing technology and equipment for thin-film PV cells;

(5)	Research and develop key materials for new low-cost flexible-film PV cells and non-vacuum technology; and

(6)	Research and develop key technologies and fundamental theories for third-generation PV cells.

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

Intellectual Property

The Company is not, at present, the holder of any patents, trademarks or copyrights on its products. The Company intends to trademark the trade name “SolarE” in Asia, Europe and North America in the future and will, if it is successful in its conduct of research and development activities seek intellectual property protection for such products. Solar cells are in the public domain and the Company’s only protection in producing them is in the know-how or experience of its employees and management in producing its products.

Environmental Regulations

In its manufacturing process, the Company will use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in its manufacturing activities. The Company is subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. If the Company fails to comply with present or future environmental laws and regulations, it could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

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

Employees

As of September 30, 2009, the Company employed approximately 328 people, as follows: the Company’s California office currently has 3 employees and the manufacturing plant in Shanghai currently has 325 employees.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the SEC also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See “Special Note Regarding Forward-Looking Statements.” In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our September 30, 2009 consolidated financial statements and related notes.

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

We generated a net loss of $14.2 million for the fiscal year ended September 30, 2009. During the same period in fiscal year 2008, we had negative gross margin due to high manufacturing cost associated with our low production volume. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to return to profitability. Failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

The Company relies on its limited cash reserves to fund short-term liquidity needs if internal funds are not available from the Company’s operations. With a limited amount of cash reserves, disruptions in the capital and credit markets could adversely affect the Company’s ability to raise additional cash as may be needed.

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
We had a history of losses and cash outflow from operations which may continue if we do not continue to increase our revenue and/or further reduce our costs.

We incurred a net operating loss in all financial periods since inception. After various cost cutting efforts, our operational expenses have been reduced significantly. Our ability to achieve profitability depends on the growth rate of the photovoltaic portion of the market, the continued market acceptance of PV products, the competitiveness of products and services as well as our ability to provide new products and services to meet the demands of our customers. During the third quarter of fiscal 2009, we generated positive gross margins for the first time in the Company’s history. However, there is no guarantee that we may be profitable in the future.

Due to the significant fluctuations in our cash levels that result from timing differences between our payments to vendors and our collections from customers, our cash levels were at their lowest at the end of fiscal year 2009. If we fail to reduce the cash consumption from operations and to generate cash from these other sources on a timely basis, or if the cash requirements of our business change as the result of changes in terms from vendors or other causes, we could no longer have the cash resources required to run our business.

The uncertainty regarding the eventual outcome of the our plan to continue on a going concern basis and the effect of other unknown adverse factors could threaten our existence as a going concern

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditor’s report on our financial statements as of and for the fiscal year ended September 30, 2009 included herein contains an explanatory paragraph stating that our recurring net losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2009, we had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes (the “Series A Notes”) and $9.1 million in principal amount of Series B Convertible Notes (the “Series B Notes”, and together with the Series A Notes, the “Notes”), which were recorded at carrying amount at $3.1 million. The Notes bear interest at 6% per annum and are due on March 7, 2010.

Failure to make payment on the outstanding Notes by March 7, 2010 would have a material adverse effect on our business, operating results and financial condition. This may cause us to restructure or cease operations entirely.

Our ability to repay the Notes when they are due or to refinance or renegotiate our obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. There can be no assurance that we will generate a level of cash flows from operating activities sufficient to permit us to pay the principal and any interest, if any, owed under the Notes.

As of September 30, 2009, we only had, $1.7 million in cash and cash equivalents on hand, a working capital of $106,000 and incurred net loss of $14.2 million for the fiscal year 2009. Our minimal cash position is mostly due to funding operational losses in the earlier part of the year. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, restructure, or refinance our indebtedness.  Failure to generate sufficient income, potentially raise additional capital, or renegotiate the terms and conditions of the Notes will be materially negatively impacted and it will be required to take actions that will harm our business, including ceasing of our operations.

During fiscal year 2009, we have significantly improved our operational results. The Company recruited an experienced sales director from the industry and built up a strong sales and marketing team, which resulted in new key customers. In fiscal year 2009, we acquired new key contracts , primarily a 10.00MW contract with a leading German solar system integrator. Accordingly, our module shipments increased from 6.67MW in fiscal year 2008 to 10.50MW in fiscal year 2009 and are expected to increase to at least 22MW in fiscal year 2010. The increased sales volume also resulted in lower average fixed manufacturing cost. Even though the average selling price in fiscal year 2009 has decreased approximately 41% compared to fiscal year 2008, it was offset by the decline in raw material prices primarily silicon wafers, which decreased by 65%. We have also restructured our management team and concentrated on lean production, efficiency improvement in manufacturing and various cost cutting programs. As a result, our operational costs have significantly decreased quarter by quarter. During the third quarter of fiscal year 2009, we generated a positive gross margin of 4.8% for the first time in the Company’s history. We continued this trend by generating a gross margin of 16% in the fourth quarter of fiscal year 2009.

On January 7, 2010, we entered into a Series A and Series B Conversion Agreement (the “Conversion Agreement”) with the holders holding over 75% of the outstanding principal amounts owed under the Notes to modify the terms of the Notes. Pursuant to the terms of the Conversion Agreement, the Notes will be automatically converted into shares of our common stock at a conversion price of $0.15 per share and shall be amended to eliminate the maximum ownership percentage restriction prior to such conversion.

In addition, the Company and the holders of over 50% of each of the outstanding Series A, Series B and Series C Warrants (collectively the “PIPE Warrants”) have agreed to enter into an Amendment to the Series A, B, and C Warrants (the “Warrant Amendment”) upon the closing of the transactions contemplated in the Conversion Agreement. Pursuant to the terms of the Warrant Amendment, the PIPE Warrants shall be amended to reduce their exercise prices from $1.21, $0.90 and $1.00, respectively, to $0.15. The PIPE Warrants shall also be amended to (a) waive the anti-dilution provisions of the PIPE Warrants that would increase the number of shares issuable pursuant to the PIPE Warrants in inverse proportion to the reduction in the exercise price, (b) waive all anti-dilution protections as to future transactions and (c) eliminate maximum ownership percentage restrictions.

Pursuant to the Conversion Agreement, after the closing of the transactions contemplated by it, we shall issue to our employees additional options to purchase shares of our common stock equal to approximately 30% of each employee’s pre-closing option holdings. This is to provide for additional equity incentives to our employees in order to account for the dilution from the conversion of the Notes and re-pricing of the PIPE Warrants. These additional options shall be priced at $0.15 per share.

Continuing on a going concern basis is dependent upon, among other things, our ability to improve our operational results and the success of the debt restructuring above. A forecast of future sales is inherently uncertain and when the sales activities are not progressing as well as planned, it requires a significant amount of cash to support our operations and we cannot be sure that our existing cash resources will be adequate. Having insufficient funds may require us to scale back on our operations. If we experience a material shortfall versus our plan for fiscal 2010, we have a range of actions we can take to remediate the cash shortage, as discussed in more detail in “Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Demand for our PV products has been, and may continue to be, adversely affected by the global financial crisis. The global credit crisis could also make it difficult for our customers and end-users to finance the purchases of our products.

Beginning in the fourth fiscal quarter 2008, many of our key markets, including Belgium, Germany, and Australia, has experienced a period of economic contraction or significantly slower economic growth. In particular, the current credit crises, weak consumer confidence and diminished consumer and business spending have contributed to a significant slowdown in the market demand PV products due to decreased energy requirements.

In addition, many of our customers and many end-users of our PV products depend on debt financing to fund the initial capital expenditure required to purchase our PV products. Due to the global credit crisis, many of our customers and many end-users of our PV products have experienced difficulties in obtaining financing, and even if they have been able to obtain financing, the cost of such financing has increased and they may change their decision or change the timing of their decision to purchase our PV products. As a result, an increase in the cost of financing have lowered and may continue to lower demand for our PV products and reduce our net revenues. We cannot assure you when an economic recovery may occur, or even when an economic recovery does occur, the demand for our PV products will increase. A protracted disruption in the ability of our customers to obtain financing could lead to a significant reduction in their future orders for our PV products, which in turn could have a material adverse effect on our business, financial condition and results of operations.

If PV technology is not suitable for widespread adoption, or sufficient demand for PV products does not develop or takes longer to develop than we anticipate, sufficient sales may not develop, which may have an adverse effect on our business and results of operations.

The PV market is at a relatively early stage of development and the extent to which PV products will be widely adopted is uncertain. Market data in the PV industry is not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If PV technology proves unsuitable for widespread adoption or if the demand for PV products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to become profitable or sustain profitability. In addition, demand for PV products in targeted markets, including China may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of PV technology and the demand for PV products, including:

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

The PV market is intensely competitive and rapidly evolving. We compete with many companies that have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us. They may also have existing relationships with suppliers of silicon wafers, which may give them an advantage in the event of a silicon shortage. We do not represent a significant competitive presence in the PV products industry.

Our failure to refine technology and develop and introduce new PV products could render our anticipated products uncompetitive or obsolete, and reduce our sales and market share, should we develop sales or market share.

The PV industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the PV industry and to effectively compete in the future. However, research and development activities are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Our significant expenditures on research and development may not reap corresponding benefits. A variety of competing PV technologies that other companies may develop could prove to be more cost-effective and have better performance than our PV products. Therefore, our development efforts may be rendered obsolete by the technological advances of others. Breakthroughs in PV technologies that do not rely in whole or in part on crystalline silicon could mean that companies such as us that rely entirely on crystalline silicon would encounter a sudden, sharp drop in sales.

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

Our dependence on a spot market and price volatility for key raw materials, and customized manufacturing equipment could prevent us from timely delivering our anticipated products to our customers in the required quantities, which could result in order cancellations and decreased revenues.

If we fail to obtain silicon wafer, our key raw material from the spot market, due to the volatility of raw material prices, we may be unable to manufacture our products or our products may be available at a higher cost or after a long delay, and we could be prevented from delivering our products to potential customers in the required quantities and at prices that are profitable. Problems of this kind could cause us to experience order cancellations and loss of market share. The failure to obtain materials and components that meet quality, quantity and cost requirements in a timely manner could impair our ability to manufacture products or increase our expected costs.

Our dependence on a limited number of customers may cause significant fluctuations or declines in our revenues.

We have a limited number of customers and will be dependent on these customers for our continued operations. Our dependence on a limited number of customers will continue for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

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

We market PV products outside of China. The marketing, international distribution and sale of PV products exposes us to a number of risks, including:

•	fluctuations in currency exchange rates;

•	difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, oversea markets;

•	increased costs associated with maintaining marketing efforts in various countries;

•	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our anticipated products;

•	inability to obtain, maintain or enforce intellectual property rights; and

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

Our business depends to a significant extent on the continuing efforts of our president and chief executive officer. Our business may be severely disrupted if we lose his services.

Due to his extensive experiences in managing businesses in China, our future success depends to a significant extent on Leo Shi Young, our President and Chief Executive Officer. We do not maintain key man life insurance on our executive officers or our directors. If Mr. Young becomes unable or unwilling to continue in his present position, we may not be able to replace him readily. In that case our business could be severely disrupted, and we may incur substantial expenses to recruit and retain new officers.

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

We may be exposed to risks associated with product liability claims in the event that the use of the PV products we sell results in injury. Since our products are electricity producing devices, it is possible that users may be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. We are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we do not have any product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. In addition, as the insurance industry in China is still in an early stage of development, business interruption insurance available in China offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Together, our directors own a significant number of shares of our common stock. If our directors act together, they will be able to exert significant influence over, and possibly control, the outcome of all actions requiring stockholder approval.

As of November 30, 2009, our director, President and Chief Executive Officer, Leo Shi Young, beneficially owns 15,284,286 shares of our common stock, or approximately 13.71%, of our common stock. Shi Jian Yin, an executive officer and a director, also beneficially owns 11,100,000 shares of our common stock, or approximately 9.95%, of our common stock. Our executive officers and directors as a group have the ability to control up to 25.45% of our voting stock. As long as management owns such a significant percentage of our common stock, our other stockholders may be unable to affect or change the management or the direction of our company without their support. If they act together, our executive officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

Our net future income, if any, could be adversely affected based on share-based compensation granted to employees and consultant, and changes in the fair value of the Series A and Series B warrants outstanding.

The Company has granted and will continue to grant options to purchase common stock of the Company to employees and consultants in accordance with the terms of the Company’s Amended and Restated 2007 Equity Incentive Plan and 2008 Restricted Stock Plan. The Company accounts for options and restricted shares granted to our directors and employees in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation – Stock Compensation”, formerly referenced as Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments”, or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options, restricted shares and other share-based compensation to employees. As a result, we have to account for compensation costs for all share options and restricted shares using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under generally accepted accounting principles in the United States of America ("GAAP"), which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as options to purchase common stock are an important employee recruitment and retention tool. As we grant employee options to purchase common stock or other share-based compensation, our net income may be adversely affected by such grants.

During March 2007, in conjunction with the issuance of $17,300,000 in convertible debt, the board of directors approved the issuance of Series A and Series B Warrants to purchase shares of the Company’s common stock. The Series A and Series B Warrants are classified as a liability, as required by FASB ASC 480, “Distinguishing Liabilities from Equity”, formerly referenced as SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, due to the terms of the warrant agreement which contains a cash redemption provision in the event of a fundamental transaction. These terms remain unchanged upon the closing of the transactions contemplated in the Conversion Agreement discussed above. Accordingly, the warrants will continue to be measured at fair value at each reporting period and the changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in our accompanying consolidated statements of operations. As a result, our net income could be adversely affected if there is a loss on the fair market value of the warrant liability.

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

In its manufacturing process, the Company uses, generates and discharges toxic, volatile or otherwise hazardous chemicals and wastes in its manufacturing activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. If the Company fails to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC, we are required to include management’s report on internal controls as part of our annual report for the fiscal year ending September 30, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the applicable rules, an attestation report on our internal controls from our independent registered public accounting firm will be included as part of our annual report for the fiscal year ending September 30, 2010. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Our management discovered material weaknesses in our internal controls over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements, which could cause inventors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In connection with our 2009 financial statement audit, our management identified material weaknesses.  The weaknesses were related to the Company’s lack of a sufficient number of finance personnel with an appropriate level of knowledge, experience and training in the application of GAAP as well as inadequate controls over the closing and reporting processes, which resulted in audit adjustments to our fiscal year 2009 annual consolidated financial statements.  A discussion of the material weaknesses in our internal control over financial reporting and management’s remediation efforts is available herein under the subheading “Management’s Report on Internal Control over Financial Reporting”.

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

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of renewable energy investments and expenditures in China, which in turn could lead to a reduction in the demand for our anticipated products and consequently have a material adverse effect on our businesses.

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

We conduct a substantial portion of our operations in China and the majority of our assets are located in China. In addition, all of our executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or in China against us or upon our executive officers, including with respect to matters arising under United States federal securities laws or applicable state securities laws. Moreover, there is uncertainty that the courts of China would enforce judgments of United States courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state.

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

We have no plans to pay dividends.

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

Some securities offered in our private placements were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements or any of such exemptions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently is reported on the OTC Bulletin Board, as well as the issuance of warrants or convertible securities at a discount to market price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

All of our properties are leased and we do not own any real property.

We lease a 45,601 square foot manufacturing and research facility in Shanghai’s Jinqiao Modern Science and Technology Park. The lease expires on February 19, 2011. The termination clause in the agreement requires a notice of three months. Monthly costs are $21,000. We leased the second manufacturing facility with 21,506 square feet with monthly rent of $11,000. The lease expires in August 2012.

The Company also has an operating lease for 9,588 square foot of office space in Shanghai, at a monthly cost of $34,000. The lease expires in May 2010, can be renewed with a three-month advance notice, and cannot be terminated prior to expiration.

Finally, the Company leases 678 square feet of office space in Mountain View, in Northern California’s Silicon Valley, to handle our United States operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-The-Counter Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “SOEN”. The following table shows, for the periods indicated, the high and low closing prices of common stock.

	Year Ended September 30,		Year Ended September 30,
	2009		2008
	High	Low	High	Low

First Quarter	$0.40	$0.17	$1.30	$0.82
Second Quarter	$0.26	$0.12	$1.65	$0.47
Third Quarter	$0.45	$0.19	$0.86	$0.55
Fourth Quarter	$0.44	$0.28	$0.69	$0.40

As of January 6, 2010, there were 49 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

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

Authorized Shares

On May 5, 2008, the Company’s stockholders approved an increase of the Company’s authorized capital stock from 200 million common shares with a par value of $0.001 to 400 million common shares with a par value of $0.001. The increase in the Company’s authorized capital was effected in conjunction with the Company’s reincorporation into the State of Delaware.

Amended and Restated 2007 Equity Incentive Plan

On September 24, 2007, our Board of Directors approved the adoption of the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of a maximum of 10 million shares of common stock in connection with awards under the 2007 Plan. Such awards may include stock options, restricted stock purchase rights, restricted stock bonuses and restricted stock unit awards. The 2007 Plan may be administered by the Company’s Board of Directors or a committee duly appointed by the Board of Directors and has a term of 10 years. Participation in the 2007 Plan is limited to employees, directors and consultants of the Company and its subsidiaries and other affiliates. Options granted under the 2007 Plan must have an exercise price per share not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 2007 Plan may not have a term exceeding 10 years. Awards will vest upon conditions established by the Board of Directors or it’s duly appointed Committee. Subject to the requirements and limitations of section 409A of the Internal Revenue Code of 1986, as amended, in the event of a Change in Control (as defined in the 2007 Plan), the Board of Directors may provide for the acceleration of the exercisability or vesting and/settlement of any award, the Board of Directors may provide for a cash-out of awards or the Acquirer (as defined in the 2007 Plan) may either assume or continue the Company’s rights and obligations under any awards.

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

As of September 30, 2009, the Board of Directors has granted options to purchase 2,940,000 shares of our common stock to our employees, director and consultants pursuant to the Amended 2007 Plan.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	2,940,000	(1)	$0.55	12,060,000
Equity compensation plans not approved by security holders	—		$—	—

(1) Represents options to purchase common stock issued pursuant to the terms of 2007 Plan, as amended and restated.
a — Our common stock is currently quoted by the Over-The-Counter Bulletin Board under the symbol “SOEN”.
b — We have approximately 49 record holders on January 6, 2010.
c — No cash dividend has been declared.

Rules Governing Low-Price Stocks that May Affect Our Stockholders’ Ability to Resell Shares of Our Common Stock

Our stock trades under the symbol “SOEN” on FINRA’s OTCBB.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those stated herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risks Related to Our Business,” “Risks Related to Doing Business in China” and “Risks Related to an Investment in Our Securities” as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of  Operations” in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligations to update the forward-looking statements in this report that occur after the date hereof.

Company Description and Overview

We originally incorporated under the laws of the State of Nevada on July 7, 2004 and reincorporated to the State of Delaware on August 13, 2008. We engaged in a variety of businesses, including home security assistance, until March 2006, when we began our current operations. We manufacture and sell photovoltaic (commonly known as “PV”) cells and modules. PV modules consist of solar cells that produce electricity from the sun’s rays. Our manufacturing operations consisted of one 25MW solar cell production line and 50MW of solar module production facility. Our 67,107 square foot manufacturing facility is located in Shanghai, China.

Our solar cells and modules are sold under the brand name “SolarE”.  Our total revenue for fiscal year 2009 was $32.8 million and our end users are mainly in Europe.  In anticipation of entering the US market, we had established a marketing, purchasing and distribution office in Mountain View, California. Our goal is to become a worldwide supplier of PV cells and modules.

We purchase our key raw materials, silicon wafer, from the spot market.  We do not have a long term contract with any silicon supplier.  However, on August 21, 2008, we entered into an equity purchase agreement with 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”) to acquire two million shares of common stock, for $1 million cash. As of September 30, 2009, the two million shares acquired by us constituted approximately 5.5% of 21-Century Silicon’s outstanding equity.  Related to the equity purchase agreement, we also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. Through its proprietary technology, processes and methods, 21-Century Silicon is planning to manufacture solar-grade polysilicon at a lower manufacturing and plant setup cost, as well as a shorter plant setup time than those of its major competitors. If 21-Century Silicon's manufacturing goals are met, 21-Century Silicon’s customers, including us, will benefit from the cost advantages and will expect to receive a high-purity product at a price significantly lower than that offered elsewhere within the industry.

On April 27, 2009, we entered into a Joint Venture Agreement (the “JV Agreement”) with Jiangsu Shunda Semiconductor Development Co., Ltd. (“Jiangsu Shunda”) to form a joint venture in the United States by forming a new company, to be known as Shunda-SolarE Technologies, Inc. (the “Joint Venture Company”), in order to jointly pursue opportunities in the United States solar market. After its formation, the Joint Venture Company’s name was later changed to SET-Solar Corp.

Pursuant to the terms of the JV Agreement, Jiangsu Shunda owns 55% of the Joint Venture Company, we own 35% of the Joint Venture Company and the remaining 10% of the Joint Venture Company is owned by the Joint Venture Company’s management.  The Joint Venture Company’s Board of Directors consist of five directors: three of the directors are nominated by Jiangsu Shunda and two of whom were nominated by us.  Furthermore, Mr. Yunda Ni, the President of Jiangsu Shunda, serves as the Joint Venture Company’s Chairman of the Board and Mr. Leo Shi Young, our Chief Executive Officer serves as the Joint Venture Company’s Vice Chairman of the Board.  Jiangsu Shunda is responsible for managing the Joint Venture Company in China and we are responsible for the managing the Joint Venture Company in the United States.  The JV Agreement is valid for 18 months.

SET-Solar Corp appointed Roland Chu, an experienced Silicon Valley entrepreneur as Chief Executive Officer. The Joint Venture team had made significant progress during the fiscal year 2009. It obtained the a California Solar Initiative listing, which enabled SET-Solar Corp to penetrate multiple sectors of the PV market in the United States. SET Solar’s strategy with customers has been to move beyond simply supplying solar panels to offer a more comprehensive service solution that includes inverters and other accessories, as well as financing and leasing options. SET-Solar Corp also made a very successful appearance at the Solar Power International Conference from October 27 to October 29, 2009 at the Anaheim Convention Center in Anaheim, California. SET-Solar Corp exhibited its polysilicon material, silicon ingots and wafers produced by Jiangsu Shunda and high-efficiency solar cells and high-performance solar modules produced by Solar EnerTech.

In December 2006, we entered into an agreement with Shanghai University to jointly operate a research facility to study various aspects of advanced PV technology. Our collaboration with Shanghai University is for shared investment in research and development on fundamental and applied technologies in the fields of semi-conductive photovoltaic theory, materials, cells and modules. The agreement calls for Shanghai University to provide equipment, personnel and facilities for joint laboratories. It is our responsibility to provide funding, personnel and facilities for conducting research and testing. Research and development achievements from this joint research and development agreement will be available for use by both parties. We are entitled to the intellectual property rights, including copyrights and patents, obtained as a result of this research. The research and development we will undertake pursuant to this agreement includes the following:

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

To date, we have raised money for the development of our business through the sale of our equity securities.  On January 12, 2008, we sold 24,318,181 shares of our common stock and 24,318,181 Series C warrants to purchase shares of common stock for an aggregate purchase price of $21.4 million in a private placement offering to accredited investors. The original exercise price of the warrants is $1.00 per share. Pursuant to the Warrant Amendment, the exercise price has been reduced to $0.15. The warrants are exercisable for a period of 5 years from the date of issuance of the warrants. We used the net proceeds from the offering for working capital and general corporate purposes.   In March 2007 we also raised $17.3 million through sales of units consisting of our Series A and Series B Convertible Notes and warrants. As discussed elsewhere, the Series A and Series B Convertible Notes have been converted into shares of our common stock pursuant to the Conversion Agreement and the Series A and Series B warrants exercise price have been reduced to $0.15 pursuant to the Warrant Amendment. The proceeds were used to complete our production line and working capital purpose.

Our future operations are dependent upon the achievement of profitable operations. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2009 and 2008

Revenues, Cost of Sales and Gross Margin

	Year Ended September 30, 2009		Year Ended September 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$32,835,000	100.0%	$29,412,000	100.0%	$3,423,000	11.6%
Cost of sales	(33,876,000)	(103.2)%	(33,104,000)	(112.6)%	(772,000)	2.3%
Gross loss	$(1,041,000)	(3.2)%	$(3,692,000)	(12.6)%	$2,651,000	(71.8)%

For the fiscal year ended September 30, 2009, the Company reported total revenue of $32.8 million, representing an increase of $3.4 million or 11.6% compared to $29.4 million of revenue in the same period of fiscal year 2008. The increase in revenue resulted from increases in solar module shipments from 6.67 MW in fiscal year 2008 to 10.50MW in fiscal year 2009, partially offset by a 25% decrease in average selling prices for solar modules from $4.10 per watt in fiscal year 2008 to $3.07 per watt in fiscal year 2009. In fiscal year 2009, we recruited an experienced sales director in April 2009 and adjusted the reward system for the sales team which contributed to higher sales. Further, during the last quarter of fiscal year 2009, we acquired a new key customer, specifically a 10.00MW contract with a German system integrator contributing to the increase in sales volume.

For the fiscal year ended September 30, 2009, we incurred a negative gross margin of $1.0 million compared to $3.7 million in the same period of fiscal year 2008. The gross margin improvement is more apparent if a quarter-by-quarter comparison is made. We began generating a positive gross margin, 4.8% as percentage of net sales in the third quarter of fiscal year 2009, and improved our gross margin to 16.0% as percentage of net sales in the fourth quarter of fiscal year 2009, while the gross margin in the first and second quarters of fiscal year 2009 was negative 46% and negative 30%, respectively. The improvement in the gross profit margin was primarily due to the decrease in raw material prices, specifically the silicon wafer prices which offset the decrease in module sales prices. Silicon wafer prices decreased approximately 65% from RMB 46/piece during fiscal year 2008 to RMB16/piece during fiscal year 2009, as compared to module sales prices that decreased approximately 41% from EUR2.2/watt during fiscal year 2008 to EUR1.3/watt during fiscal year 2009. A special team led by our Chief Financial Officer spent significant amount of time and efforts on securing high quality key raw materials on the spot market with favorable credit terms. The Company also promoted a lean and zero inventory system to control quality and unqualified products. Further, the Company recruited an experienced sales director from the industry and built up a strong sales and marketing team, which resulted in new key customers. The increased sales volume also resulted in lower average fixed manufacturing cost. In addition, the Company engaged in various cost cutting programs and renegotiated most of the contracts to reduce operating expenses.

Selling, general and administrative

	Year Ended September 30, 2009		Year Ended September 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$9,224,000	28.1%	$11,778,000	40.0%	$(2,554,000)	(21.7)%

For the fiscal year ended September 30, 2009, we incurred selling, general and administrative expense of $9.2 million, representing a decrease of $2.6 million or 21.7% from $11.8 million in the same period of fiscal year 2008. Selling, general and administrative expense as a percentage of net sales for the fiscal year ended September 30, 2009 decreased to 28.1% from 40.0% for fiscal year 2008. The decrease in the selling, general and administrative expenses were primarily due to a decrease of $2.3 million in stock-based compensation expenses related to employee options and restricted stock from $5.3 million for fiscal year ended September 30, 2008 to $3.0 million for the fiscal year ended September 30, 2009, which resulted from termination of several senior executives and forfeiture rate adjustment as a result of our recent management team restructuring.

Research & development

	Year Ended September 30, 2009		Year Ended September 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$700,000	2.1%	$702,000	2.4%	$(2,000)	(0.3)%

Research and development expenses in the fiscal years ended September 30, 2009 and 2008 were flat at $0.7 million. Research and development expenses as a percentage of net sales for the fiscal years ended September 30, 2009 and 2008 were 2.1% and 2.4%, respectively. The research and development expenses primarily relate to personnel expenses, stock-based compensation expenses and our commitments to fund our research and development contract with Shanghai University.

Loss on debt extinguishment

	Year Ended September 30, 2009		Year Ended September 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$527,000	1.6%	$4,240,000	14.4%	$(3,713,000)	(87.6)%

For the fiscal year ended September 30, 2009, we incurred a loss on debt extinguishment of $0.5 million. The loss of $0.5 million was related to converting some of the Series A and B Convertible Notes into common stock. For the fiscal year ended September 30, 2008, we incurred a loss on debt extinguishment of $4.2 million. That loss was the result of a loss of $4.6 million related to converting Series A and B Convertible Notes into common stock, partially offset by a gain of approximately $0.4 million on the settlement of loan due to Coach Capital LLC and Infotech Essentials Ltd. The decrease in loss on debt extinguishment was mainly due to less Series A and B Convertible Notes that were converted into the Company’s common shares. A total of Series A and B Convertible Notes were converted into the Company’s common shares for fiscal years ended September 30, 2009 and 2008 were $0.9 million and $4.9 million, respectively.

Impairment Loss on Property and Equipment

	Year Ended September 30, 2009		Year Ended September 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Impairment loss on property and equipment	$960,000	2.9%	$-	0.0%	$960,000	*NM
*NM= Not measureable
During the fourth quarter of fiscal year 2009 we recognized an impairment loss on property and equipment of $960,000 on the idle production equipment which was below standard quality.

Other income (expense)

	Year Ended September 30, 2009		Year Ended September 30, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$16,000	0.0%	$87,000	0.3%	$(71,000)	(81.6)%
Interest expense	(3,998,000)	(12.2)%	(1,035,000)	(3.5)%	(2,963,000)	286.3%
Gain on change in fair market value of compound embedded derivative	770,000	2.3%	13,767,000	46.8%	(12,997,000)	(94.4)%
Gain on change in fair market value of warrant liability	1,344,000	4.1%	13,978,000	47.5%	(12,634,000)	(90.4)%
Other income (expense)	139,000	0.4%	(846,000)	(2.9)%	985,000	(116.4)%
Total other income (expense)	$(1,729,000)	(5.3)%	$25,951,000	88.2%	$(27,680,000)	(106.7)%

For the fiscal year ended September 30, 2009, total other expenses were $1.7 million, representing an increase of $27.7 million or 106.7% compared to total other income of $26.0 million for the prior year. Other expenses as a percentage of net sales for the fiscal year ended September 30, 2009 changed to negative 5.3% from positive 88.2%, which is other income as a percentage of net sales for the fiscal year ended September 30, 2008. In the fiscal year ended September 30, 2009, we recorded a gain on change in fair market value of compound embedded derivative of $0.8 million and a gain on change in fair market value of warrant liability of $1.3 million compared to a gain on change in fair market value of compound embedded derivative of $13.8 million and a gain on change in fair market value of warrant liability of $14.0 million during the fiscal year ended September 30, 2008. The decrease in the Company’s stock price is less significant in the fiscal year ended September 30, 2009 than in the fiscal year ended September 30, 2008, which resulted in less decrease in the fair value of the compound embedded derivative and warrant liability and less gains on change in fair market value of the compound embedded derivative and warrant liability. We incurred interest expenses of $4.0 million and $1.0 million in the fiscal years ended September 30, 2009 and 2008, respectively, primarily related to amortization on discounted convertible notes and deferred financing cost, and 6% interest charges on Series A and B Convertible Notes. Other income of $0.1 million for the fiscal year ended September 30, 2009 and other expense of $0.8 million for the fiscal year ended September 30, 2008 were primarily related to foreign exchange gain (loss).

Liquidity and Capital Resources

	Year Ended September 30,
	2009	2008	Change

Cash and cash equivalents	$1,719,000	$3,238,000	$(1,519,000)

Net cash provided by (used in):
Operating activities	$(1,142,000)	$(10,181,000)	$9,039,000
Investing activities	(383,000)	(10,499,000)	10,116,000
Financing activities	-	19,887,000	(19,887,000)
Effect of exchange rate changes on cash and cash equivalents	6,000	123,000	(117,000)
Net decrease in cash and cash equivalents	$(1,519,000)	$(670,000)	$(849,000)

As of September 30, 2009 and 2008, we had cash and cash equivalents of $1.7 million and $3.2 million, respectively. We will require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

Net cash used in operating activities were $1.1 million and $10.2 million for the fiscal years ended September 30, 2009 and 2008, respectively. To present cash flows from operating activities, net loss for each of the past two years had to be adjusted for certain significant items. After adjusting for the impact of $1.7 million and $23.4 million for fiscal years 2009 and 2008 respectively resulting from the change on the fair market value of the compound derivative liabilities and warrants liabilities, amortization of note discount and deferred financing cost, and loss on debt extinguishment, the net loss is $12.5 million and $17.8 million for the fiscal year ended September 30, 2009 and September 30, 2008 respectively. The decrease of $9.0 million in net cash used in operating activities from 2009 to 2008 was mainly attributable to the following reasons:

•
The decrease of $5.3 million in the net loss, after the adjustments related to the compound derivative liabilities and warrants liabilities, amortization of note discount and deferred financing cost, and loss on debt extinguishment, which mainly results from stronger sales generated in the fiscal year ended September 30, 2009;

•	The decrease of $0.2 million in the non-cash charges related to depreciation of property and equipment, stock-based compensation, and the impairment loss on property and equipment; and
•
Favorable changes in operating assets of $3.9 million primarily resulting from higher accounts payable related to inventory, lower VAT receivables, and lower advance payments for raw material purchases, partially offset by higher accounts receivable, reflecting the Company’s improved operational results, coupled with strong reputation and creditability among key raw material suppliers, which allows us to obtain more favorable payment terms. Lower advance payments is another change in the industry after the financial crisis, which changed the previously required 100% cash advance to secure key raw material (wafer) to zero in the current economic situation.

Net cash used in investment activities were $0.4 million and $10.5 million in the fiscal years ended September 30, 2009 and 2008. The decrease of $10.1 million in net cash used in investing activities was primarily due to lower property and equipment acquisitions during the fiscal year ended September 30, 2009 compared to the fiscal year ended September 30, 2008, because our current property and equipment are adequate to support our productions and we have no plan to expand our production lines.

There was no cash provided by financing activities for the fiscal year ended September 30, 2009.  Net cash provided by financing activities totaled $19.9 million for the fiscal year ended September 30, 2008 was mainly due to proceeds in January 2008 from issuing common stock and warrants, net of financing cost through a private equity financing.

Future minimum payments under all non-cancelable lease obligations and payments under our agreement with Shanghai University are as follows as of September 30, 2009:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 year	More than 5 years

Operating lease	$1,008,000	$656,000	$352,000	$-	$-
Research and development commitment	3,780,000	2,667,000	1,113,000	-	-

Total contractual obligations	$4,788,000	$3,323,000	$1,465,000	$-	$-

Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent auditor’s report on our financial statements as of and for the fiscal year ended September 30, 2009 included herein contains an explanatory paragraph stating that our recurring net losses and negative cash flows from operations raises substantial doubt about our ability to continue as a going concern. The fiscal year 2009 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

As of September 30, 2009, we had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes and $9.1 million in principal amount of Series B Convertible Notes, which were recorded at carrying amount at $3.1 million. These Notes bear interest at 6% per annum and are due on March 7, 2010.

We only had $1.7 million in cash and cash equivalents on hand as of September 30, 2009. On January 7, 2010, we entered into the Conversion Agreement with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to modify the terms of the Notes. Pursuant to the terms of the Conversion Agreement, the Notes will be automatically converted into shares of our common stock at a conversion price of $0.15 per share and shall be amended to eliminate the maximum ownership percentage restriction prior to such conversion.  Under the Conversion Agreement, the Notes have been amended and election has been taken such that all outstanding principal, all accrued but unpaid interest, and all accrued and unpaid Late Charges (as defined in the Notes) with respect to all of the outstanding Notes have been automatically converted into shares of the Company’s common stock (the “Conversion”) at a conversion price per share of common stock of $0.15 effective as of January 7, 2010 (the “Conversion Date”).  As of the Conversion Date, no further payments are owing or payable under the Notes.  As of the Conversion Date, each Note no longer represents a right to receive any cash payments (including, but not limited to, interest payments) and only represents a right to receive the shares of common stock into which such Note has been automatically converted into.

In connection with the Conversion, on January 7, 2010, we entered into an Amendment to the Series A, Series B and Series C Warrants (the “Warrant Amendment”) with the holders of at least a majority of the common stock underlying each of our outstanding Series A Warrants, Series B Warrants and Series C Warrants (collectively the “PIPE Warrants”). The Warrant Amendment reduces the exercise price for all of the PIPE Warrants from $1.21, $0.90 and $1.00, respectively, to $0.15, removes certain maximum ownership provisions and removes anti-dilution provisions for lower-priced security issuances.

Historically, we have incurred operating loss and cash outflows from operations. Since early fiscal 2009 significant steps were taken to reach operational profitability. Gross margin has turned into positive territory and expenses have been significantly reduced. Starting in the third quarter of fiscal year 2009, we achieved operational profits. Our management expects the current upward trend to continue and we will generate positive cash flow to support our future operations in fiscal year 2010.

We believe that the successful completion of the debt restructuring, along with our existing cash resources and the cash expected to be generated from sales during fiscal year 2010 will be sufficient to meet our projected operating requirements through at least the next twelve months and enable us to continue as a going concern. If we experience a material shortfall versus our plan for fiscal year 2010, we have a range of actions we can take to remediate the cash shortage, including but not limited to raising additional funds through debt financing, including securing a credit facility, entering into secured or unsecured bank loans, or undertaking equity offerings such a rights offering to existing shareholders. However, due to the tight capital and credit markets, we cannot be sure that external financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.

Off-Balance Sheet Arrangements

On August 21, 2008 the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, a polysilicon manufacturer based in Dallas, Texas, for $1.0 million in cash. The Company is obligated to acquire an additional two million shares at the same per share price upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. On August 21, 2008, the two million shares acquired by the Company constituted approximately 7.8% of 21-Century Silicon’s outstanding equity. As of September 30, 2009, the two million shares acquired by the Company have been diluted and constituted approximately 5.5% of 21-Century Silicon’s outstanding equity. The equity purchase agreement further provides that the Company will be obligated to acquire an additional two million shares upon 21-Century Silicon meeting certain milestones. In connection with the equity purchase agreement, the Company has also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. As of September 30, 2009, the Company has not yet acquired the additional two million shares. On March 5, 2009, the Emerging Technology Fund created by the State of Texas invested $3.5 million in 21-Century Silicon.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method. Market is defined principally as net realizable value. Raw material cost is based on purchase costs while work-in-progress and finished goods are comprised of direct materials, direct labor and an allocation of manufacturing overhead costs. Inventory in-transit is included in finished goods and consists of products shipped but not recognized as revenue because it does not meet the revenue recognition criteria. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Warranty Cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized. Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a 10-year and 25-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from our warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates.  As of September 30, 2009 and 2008, the Company’s warrant liability was $515,000 and $252,000, respectively. The Company’s warranty costs for the fiscal years ended September 30, 2009 and 2008 were $263,000 and $248,000, respectively. The Company did not make any warranty payments during the fiscal years ended September 30, 2009 and 2008.

Impairment of Long Lived Assets

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During fiscal year ended September 30, 2009 the Company recorded an impairment loss on property and equipment of approximately $960,000 to reflect the idle machinery which could not meet the quality requirements and cannot be put into mass production. No loss on property and equipment impairment was recorded during fiscal year ended September 30, 2008.

Investment

Investment in an entity where the Company owns less than twenty percent of the voting stock of the entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investment in the entity where the Company owns twenty percent or more, but not in excess of fifty percent of the voting stock of the entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. The Company has a policy in place to review its investments at least annually, to evaluate the carrying value of the investments in these companies. The cost method investment is subject to impairment assessment if there are identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. On August 21, 2008, the two million shares acquired by the Company constituted approximately 7.8% of 21-Century Silicon’s outstanding equity.

On March 5, 2009, the Emerging Technology Fund, created by the State of Texas had invested $3.5million to expedite innovation and commercialization of research. As of September 30, 2009, the two million shares acquired by the Company have been diluted and constituted approximately 5.5% of 21-Century Silicon’s outstanding equity. The company had performed the impairment assessment during the meeting and determined that the investment was not impaired. As of September 30, 2009, the Company accounted for the investment in 21-Century Silicon at cost amounting to $1.0 million.

Income Taxes

The Company files federal and state income tax returns in the United States for its United States operations, and files separate foreign tax returns for its foreign subsidiary in the jurisdictions in which this entity operates. The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes”, formerly referenced as SFAS No. 109, “Accounting for Income Taxes”.

Under the provisions of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Unrecognized Tax Benefits

Effective on October 1, 2007, the Company adopted the provisions related to uncertain tax positions under FASB ASC 740, “Income Taxes”, formerly referenced as FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”.  Under FASB ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority based solely on the technical merits of the associated tax position.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company also elected the accounting policy that requires interest and penalties to be recognized as a component of tax expense. The Company classifies the unrecognized tax benefits that are expected to result in payment or receipt of cash within one year as current liabilities, otherwise, the unrecognized tax benefits will be classified as non-current liabilities. Additionally, this guidance provides guidance on de-recognition, accounting in interim periods, disclosure and transition.

Fair Value of Warrants

The Company’s management used the binomial valuation model to value the warrants issued in conjunction with convertible notes entered into in March 2007. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value. Management selected the binomial model to value these warrants as opposed to the Black-Scholes-Merton model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these warrants.

Stock-Based Compensation

On January 1, 2006, Solar EnerTech began recording compensation expense associated with stock options and other forms of employee equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation”.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following assumptions are used in the Black-Scholes-Merton option pricing model:

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

Revenue Recognition

The Company recognizes revenues from product sales in accordance with guidance in FASB ASC 605, “Revenue Recognition”, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

On a transaction by transaction basis, the Company determines if the revenue should be recorded on a gross or net basis based on criteria discussed in the Revenue Recognition topic of the FASB Subtopic 605-405, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company considers the following factors to determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at net realizable value. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, and other factors that may affect customers’ ability to pay.

Recent Accounting Pronouncements

For recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3 – Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Solar EnerTech Corp.

We have audited the accompanying consolidated balance sheets of Solar Enertech Corp. (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solar Enertech Corp. at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters also are described in Note 2.  The fiscal 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young Hua Ming
 Shanghai, Peoples Republic of China
 January 12, 2010

Solar EnerTech Corp.
Consolidated Balance Sheets

	September 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,719,000	$3,238,000
Accounts receivable, net of allowance for doubtful account of $96,000 and $21,000 at September 30, 2009 and 2008, respectively	7,395,000	1,875,000
Advance payments and other	799,000	3,175,000
Inventories, net	3,995,000	4,886,000
Deferred financing costs, net of accumulated amortization	1,250,000	1,812,000
VAT receivable	334,000	2,436,000
Other receivable	408,000	730,000
Total current assets	15,900,000	18,152,000
Property and equipment, net	10,509,000	12,934,000
Investment	1,000,000	1,000,000
Deposits	87,000	701,000
Total assets	$27,496,000	$32,787,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,794,000	$1,771,000
Customer advance payment	27,000	96,000
Accrued expenses	1,088,000	910,000
Accounts payable and accrued liabilities, related parties	5,646,000	5,450,000
Derivative liabilities	178,000	980,000
Convertible notes, net of discount	3,061,000	85,000
Total current liabilities	15,794,000	9,292,000
Warrant liabilities	2,068,000	3,412,000
Total liabilities	17,862,000	12,704,000

STOCKHOLDERS' EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value 111,406,696 and 112,052,012 shares issued and outstanding at September 30, 2009 and 2008, respectively	111,000	112,000
Additional paid in capital	75,389,000	71,627,000
Other comprehensive income	2,456,000	2,485,000
Accumulated deficit	(68,322,000)	(54,141,000)
Total stockholders' equity	9,634,000	20,083,000
Total liabilities and stockholders' equity	$27,496,000	$32,787,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations

	Year Ended September 30,
	2009	2008

Sales	$32,835,000	$29,412,000
Cost of sales	(33,876,000)	(33,104,000)
Gross loss	(1,041,000)	(3,692,000)

Operating expenses:
Selling, general and administrative	9,224,000	11,778,000
Research and development	700,000	702,000
Loss on debt extinguishment	527,000	4,240,000
Impairment loss on property and equipment	960,000	-
Total operating expenses	11,411,000	16,720,000

Operating loss	(12,452,000)	(20,412,000)

Other income (expense):
Interest income	16,000	87,000
Interest expense	(3,998,000)	(1,035,000)
Gain on change in fair market value of compound embedded derivative	770,000	13,767,000
Gain on change in fair market value of warrant liability	1,344,000	13,978,000
Other income (expense)	139,000	(846,000)
Net (loss) income	$(14,181,000)	$5,539,000

Net (loss) income per share - basic	$(0.16)	$0.07
Net (loss) income per share - diluted	$(0.16)	$(0.18)

Weighted average shares outstanding - basic	87,817,762	75,944,461
Weighted average shares outstanding - diluted	87,817,762	98,124,574

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Stockholders’ Equity

				Other		Total	Total
	Common Stock		Additional Paid-	Comprehensive	Accumulated	Stockholders'	Comprehensive
	Number	Amount	In Capital	Income	Deficit	Equity	Loss
Balance at September 30, 2007	78,827,012	$79,000	$39,192,000	$592,000	$(59,680,000)	$(19,817,000)	$(59,088,000)
Issue of stock to settle outstanding notes	1,038,000	1,000	871,000	-	-	872,000	-
Issue of stock and warrants for cash	24,318,000	24,000	19,863,000	-	-	19,887,000	-
Stock-based compensation	-	-	5,619,000	-	-	5,619,000	-
Reversal of interest related to related party loan	-	-	83,000	-	-	83,000	-
Issue of stock for convertible notes	7,869,000	8,000	5,999,000	-	-	6,007,000	-
Currency translation adjustment	-	-	-	1,893,000	-	1,893,000	1,893,000
Net income for the year ended September 30, 2008	-	-	-	-	5,539,000	5,539,000	5,539,000
Balance at September 30, 2008	112,052,012	$112,000	$71,627,000	$2,485,000	$(54,141,000)	$20,083,000	$(51,656,000)
Stock-based compensation	-	-	3,446,000	-	-	3,446,000	-
Issue of stock for convertible notes	1,454,684	1,000	314,000	-	-	315,000	-
Cancellation of unvested restricted stock	(2,100,000)	(2,000)	2,000	-	-	-	-
Currency translation adjustment	-	-	-	(29,000)	-	(29,000)	(29,000)
Net loss for the year ended September 30, 2009	-	-	-	-	(14,181,000)	(14,181,000)	(14,181,000)
Balance at September 30, 2009	111,406,696	$111,000	$75,389,000	$2,456,000	$(68,322,000)	$9,634,000	$(65,866,000)

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows

	Year Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(14,181,000)	$5,539,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	2,308,000	1,359,000
Disposal loss on property and equipment	15,000	-
Stock-based compensation	3,446,000	5,619,000
Loss on debt extinguishment	527,000	4,240,000
Impairment loss on property and equipment	960,000	-
Amortization of note discount and deferred financing cost	3,298,000	144,000
Gain on change in fair market value of compound embedded derivative	(770,000)	(13,767,000)
Gain on change in fair market value of warrant liability	(1,344,000)	(13,978,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,518,000)	(724,000)
Advance payments and other	2,371,000	3,981,000
Inventories, net	884,000	1,379,000
VAT receivable	2,097,000	(1,850,000)
Other receivable	321,000	(549,000)
Accounts payable, accrued liabilities and customer advance payment	4,132,000	(3,055,000)
Deposits	116,000	-
Accounts payable and accrued liabilities, related parties	196,000	1,481,000
Net cash used in operating activities	(1,142,000)	(10,181,000)

Cash flows from investing activities:
Acquisition of property and equipment	(419,000)	(9,499,000)
Proceeds from sales of property and equipment	36,000	-
Investment	-	(1,000,000)
Net cash used in investing activities	(383,000)	(10,499,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering cost	-	19,887,000
Net cash provided by financing activities	-	19,887,000

Effect of exchange rate on cash and cash equivalents	6,000	123,000
Net decrease in cash and cash equivalents	(1,519,000)	(670,000)
Cash and cash equivalents, beginning of period	3,238,000	3,908,000
Cash and cash equivalents, end of period	$1,719,000	$3,238,000

Cash paid:
Interest	$530,000	$1,138,000
Non-cash investing and financing activities:
Warrants issued to placement agent in connection with convertible notes	$-	$1,006,080
Warrants issued to note holders	$-	$19,563,167

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009

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

The Company’s management in February 2008 decided that it was in the Company’s and its shareholders best interests to change the Company’s state of domicile from Nevada to Delaware (the “Reincorporation”).  On August 13, 2008, the Company, a Nevada entity at the time, entered into an Agreement and Plan of Merger with Solar EnerTech Corp., a Delaware corporation and wholly-owned subsidiary of the Nevada entity (the “Delaware Subsidiary”), whereby the Nevada entity merged with and into the Delaware Subsidiary in order to effect the Reincorporation. After the Reincorporation, the Nevada entity ceased to exist and the Company survived as a Delaware entity.

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

On April 27, 2009, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Jiangsu Shunda Semiconductor Development Co., Ltd. (“Jiangsu Shunda”) to form a joint venture in the United States by forming a new company, to be known as Shunda-SolarE Technologies, Inc. (the “Joint Venture Company”), in order to jointly pursue opportunities in the United States solar market. After its formation, the Joint Venture Company’s name was later changed to SET-Solar Corp.

Pursuant to the terms of the JV Agreement, Jiangsu Shunda owns 55% of the Joint Venture Company, the Company owns 35% of the Joint Venture Company and the remaining 10% of the Joint Venture Company is owned by the Joint Venture Company’s management.  The Joint Venture Company’s Board of Directors consist of five directors: three of the directors were nominated by Jiangsu Shunda and two of whom were nominated by the Company.  Furthermore, Mr. Yunda Ni, the President of Jiangsu Shunda, serves as the Joint Venture Company’s Chairman of the Board and Mr. Leo Shi Young, the Company’s Chief Executive Officer serves as the Joint Venture Company’s Vice Chairman of the Board.  Jiangsu Shunda is responsible for managing the Joint Venture Company in China and the Company is responsible for the managing the Joint Venture Company in the United States.  The JV Agreement is valid for 18 months. As of September 30, 2009, due to the foreign currency controls imposed by the PRC government, Jiangsu Shunda and the Company have not contributed any capital to the Joint Venture Company and no equity interest has been issued to either Jiangsu Shunda or the Company.

NOTE 2 — LIQUIDITY AND GOING CONCERN ISSUES

The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through September 30, 2009 and has an accumulated deficit of approximately $68.3 million at September 30, 2009. For the fiscal year ended September 30, 2009, the Company had negative operating cash flows of approximately $1.1 million and incurred a net loss of approximately $14.2 million. As of September 30, 2009, the Company had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes (the “Series A Notes”) and $9.1 million in principal amount of Series B Convertible Notes (the “Series B Notes”), which were recorded at carrying amount at $3.1 million, collectively known as the “Notes”. These Notes bear interest at 6% per annum and are due on March 7, 2010. The Company only had approximately $1.7 million in cash and cash equivalents on hand as of September 30, 2009. The conditions described raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Since April 2009, significant steps were taken to reach operational profitability including securing key new contracts, which will generate increased sales volumes. In addition, the Company engaged in various cost cutting programs and renegotiated most of the contacts to reduce operating expenses. Due to the above and the decrease in raw material prices, specifically silicon wafer prices, the Company has been generating positive gross margins starting in the third quarter of fiscal year 2009.

As discussed in “Note 16-Subsequent Events”, all of the Notes will automatically be converted into shares and the terms of the warrants issued in conjunction with the Notes will be amended. The Company believes that the successful completion of the conversion, along with our existing cash resources and the cash expected to be generated from operations during fiscal year 2010 will be sufficient to meet the Company’s projected operating requirements through at least the next twelve months and enable it to continue as a going concern.

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

The Company had previously consolidated the financial statements of Infotech with its financial statements pursuant to FASB ASC 810-10 “Consolidations”, formerly referenced as FASB Interpretation No. 46(R),  due to the agency relationship between the Company and Infotech and, notwithstanding the termination of the Agency Agreement, the Company continues to consolidate the financial statements of Infotech with its financial statements since Infotech became a wholly-owned subsidiary of the Company as a result of the acquisition.

The Company’s consolidated financial statements include the accounts of Solar EnerTech Corp. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S.GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments that are readily convertible to known amounts of cash within ninety days of deposit.

Currency and Foreign Exchange

The Company’s functional currency is the Renminbi as substantially all of the Company’s operations are in China. The Company’s reporting currency is the U.S. dollar.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with FASB ASC 830, “Foreign Currency Matters,” formerly referenced as SFAS No. 52, “Foreign Currency Translation”, and are included in determining net income or loss.

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

Property and Equipment

The Company’s property and equipment are stated at cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the related estimated useful lives, as follows:

Useful Life (Years)
Office equipment	3 to 5
Machinery	10
Production equipment	5
Automobiles	5
Furniture	5
Leasehold improvement	the shorter of the lease term or 5 years

Expenditures for maintenance and repairs that do not improve or extend the lives of the related assets are expensed to operations. Major repairs that improve or extend the lives of the related assets are capitalized.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method. Market is defined principally as net realizable value. Raw material cost is based on purchase costs while work-in-progress and finished goods are comprised of direct materials, direct labor and an allocation of manufacturing overhead costs. Inventory in-transit is included in finished goods and consists of products shipped but not recognized as revenue because it does not meet the revenue recognition criteria. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Warranty Cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized. The Company’s standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a 10-year and 25-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from its warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates. As of September 30, 2009 and 2008, the Company’s warrant liability was $515,000 and $252,000, respectively. The Company’s warranty costs for the fiscal years ended September 30, 2009 and 2008 were $263,000 and $248,000, respectively. The Company did not make any warranty payments during the fiscal years ended September 30, 2009 and 2008.

Impairment of Long Lived Assets

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During fiscal year ended September 30, 2009 the Company recorded an impairment loss on property and equipment of approximately $960,000 to reflect the idle machinery which could not meet the quality requirements and cannot be put into mass production. No loss on property and equipment impairment was recorded during fiscal year ended September 30, 2008.

Investments

Investments in an entity where the Company owns less than twenty percent of the voting stock of the entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in the entity where the Company owns twenty percent or more but not in excess of fifty percent of the voting stock of the entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. The Company has a policy in place to review its investments at least annually, to evaluate the carrying value of the investments in these companies. The cost method investment is subject to impairment assessment if there are identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. On August 21, 2008, the two million shares acquired by the Company constituted approximately 7.8% of 21-Century Silicon’s outstanding equity.

As of September 30, 2009, the Company accounted for the investment in 21-Century Silicon at cost amounting to $1.0 million. On March 5, 2009, the Emerging Technology Fund, created by the State of Texas had invested $3.5million in 21-Century Silicon to expedite innovation and commercialization of research. As of September 30, 2009, the two million shares acquired by the Company have been diluted and constituted approximately 5.5% of 21-Century Silicon’s outstanding equity. In October 2009, the Company’s core management team, the Chief Executive Officer and Chief Financial Officer, visited the new manufacturing site of 21-Century Silicon. The Company performed an impairment assessment during the meeting and determined that the investment was not impaired.

Income Taxes

The Company files federal and state income tax returns in the United States for its United States operations, and files separate foreign tax returns for its foreign subsidiary in the jurisdictions in which this entity operates. The Company accounts for income taxes under the provisions of FASB ASC 740, “Income Taxes”, formerly referenced as SFAS No. 109, “Accounting for Income Taxes”.

Under the provisions of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying values and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Unrecognized Tax Benefits

Effective on October 1, 2007, the Company adopted the provisions related to uncertain tax position under FASB ASC 740, “Income Taxes”, formerly referenced as FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”.  Under FASB ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority based solely on the technical merits of the associated tax position.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company also elected the accounting policy that requires interest and penalties to be recognized as a component of tax expense. The Company classifies the unrecognized tax benefits that are expected to result in payment or receipt of cash within one year as current liabilities, otherwise, the unrecognized tax benefits will be classified as non-current liabilities. Additionally, this guidance provides guidance on de-recognition, accounting in interim periods, disclosure and transition.

Derivative Financial Instruments

FASB ASC 815, “Derivatives and Hedging”, formerly referenced as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

FASB ASC 815 requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, an asset or a liability. Under FASB ASC 815 guidance, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations.

The Company’s management used market-based pricing models to determine the fair values of the Company’s derivatives. The model uses market-sourced inputs such as interest rates, exchange rates and volatilities. Selection of these inputs involves management’s judgment and may impact net income.

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

Fair Value of Warrants

The Company’s management used the binomial valuation model to value the warrants issued in conjunction with convertible notes entered into in March 2007. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value. Management selected the binomial model to value these warrants as opposed to the Black-Scholes-Merton model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these warrants.

Stock-Based Compensation

On January 1, 2006, Solar EnerTech began recording compensation expense associated with stock options and other forms of employee equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation”, formerly referenced as SFAS 123R, “Share-Based Payment”.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following assumptions are used in the Black-Scholes-Merton option pricing model:

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

Revenue Recognition

The Company recognizes revenues from product sales in accordance with guidance in FASB ASC 605, “Revenue Recognition,” which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

On a transaction by transaction basis, the Company determines if the revenue should be recorded on a gross or net basis based on criteria discussed in the Revenue Recognition topic of the FASB Subtopic 605-405, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company considers the following factors to determine the gross versus net presentation: if the Company (i) acts as principal in the transaction; (ii) takes title to the products; (iii) has risks and rewards of ownership, such as the risk of loss for collection, delivery or return; and (iv) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at net realizable value. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, and other factors that may affect customers’ ability to pay.

Shipping and Handling Costs

The Company incurred shipping and handling costs of $239,000 and $191,000 for the fiscal years ended September 30, 2009 and 2008, respectively, which are included in selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers.

Research and Development Cost

Expenditures for research activities relating to product development are charged to expense as incurred. Research and development cost for the years ended September 30, 2009 and 2008 were $700,000 and $702,000, respectively.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners.  Comprehensive loss is reported in the consolidated statements of shareholder’s equity.  Other comprehensive income of the Company consists of cumulative foreign currency translation adjustments.

Segment Information

The Company identifies its operating segments based on its business activities. The Company operates within a single operating segment - the manufacture of solar energy cells and modules in China. The Company’s manufacturing operations and fixed assets are all based in China. The solar energy cells and modules are distributed to customers, located in Europe, Australia, North America and China.

During the fiscal years ended September 30, 2009 and 2008, the Company had four customers and one customer, respectively that accounted for more than 10% of net sales.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations.

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and The Hierarchy of Generally Accepted Accounting Principles (“ASC” or “Codification” – a replacement of FASB Statement No.162). The Codification became the source of authoritative generally accepted accounting principles recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the consolidated financial statements by providing references to the ASC topics.

In February 2007, the FASB issued FASB ASC 825, “Financial Instruments”, formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. FASB ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  FASB ASC 825 was effective for fiscal years beginning after November 15, 2007.  The Company did not elect to report any of its financial assets or liabilities at fair value, and as a result, the adoption of FASB ASC 825 had no material impact on its financial and results of operations.

 In December 2007, the FASB issued FASB ASC 805, “Business Combination”, formerly referenced as SFAS No. 141 (revised), “Business Combinations”. FASB ASC 805 changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. FASB ASC 805 is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, FASB ASC 805 will be effective for the Company on October 1, 2009, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of FASB ASC 805 on its financial position and results of operations.

In December 2007, the FASB issued FASB ASC 810, “Consolidation”, formerly referenced as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. FASB ASC 810 changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, FASB ASC 810 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. FASB ASC 810 is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, FASB ASC 810 will be effective for the Company on October 1, 2009, with early adoption prohibited. The Company is evaluating the potential impact of the implementation of FASB ASC 810 on its financial position and results of operations.

In December 2007, an update was made to FASB ASC 808-10, “Collaborative Arrangements”, formerly referenced as EITF Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and will be effective for the Company on October 1, 2009. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In February 2008, an update was made to FASB ASC 860, “Transfers and Servicing”, formerly referenced as FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” that addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one linked” transaction. FASB ASC 860 includes a rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. This update will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. This update will be effective to the Company after the beginning of its fiscal year 2010. The Company is currently evaluating the impact of the adoption of FASB ASC 860 on the Company’s financial position and results of operations.

In March 2008, the FASB issued FASB ASC 815, “Derivatives and Hedging”, formerly referenced as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. FASB ASC 815 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  FASB ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008.  Thus, the Company adopted this standard on January 1, 2009. Since FASB ASC 815 only required additional disclosures, the adoption did not impact the Company’s financial position and results of operations.

In May 2008, an update was made to the FASB ASC 470, “Debt”, formerly referenced as FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)”.  FASB ASC 470 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company's cash interest payments. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will be effective for the Company on October 1, 2009. Retrospective application to all periods presented is required and early adoption is prohibited. The Company is evaluating the potential impact of the implementation of FASB ASC 470 on its financial position and results of operations.

In June 2008, an update was made to the FASB ASC 718, “Compensation – Stock Compensation”, which concluded that all unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing basic and diluted earnings per share. This guidance is effective for fiscal years beginning after December 15, 2008. This guidance will be effective to the Company on October 1, 2009.The Company is currently evaluating the requirement of this guidance as well as the impact of the adoption on its consolidated financial statements.

In November 2008, an update was made to the FSAB ASC 323, “Investments – Equity Method and Joint Ventures”, which addresses the impact that FASB ASC 805, “Business Combination” and FASB ASC 810, “Consolidation” might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal periods beginning on or after December 15, 2008. This guidance will be effective to the Company on October 1, 2009.The Company is currently assessing the impact of the adoption of the provisions of this guidance on its consolidated financial statements.

In April 2009, an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. During the quarter ended June 30, 2009, the Company adopted this guidance and did not have a significant impact on its consolidated financial statements.

In April 2009, an update was made to the FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance during the quarter ended June 30, 2009. There was no significant impact on its consolidated financial statements as a result of adoption.

In April 2009, an update was made to the FASB ASC 320, “Investments – Debt and Equity Securities”, which introduced new disclosure requirements affecting both debt and equity securities and extend the disclosure requirements to interim periods including disclosure of the cost basis of securities classified as available-for-sale and held-to-maturity and provides further specification of major security types. This update is effective for fiscal years and interim periods beginning after June 15, 2009.  The Company adopted the guidance during the quarter ended June 30, 2009. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, “Subsequent Events” to establish general standards of accounting for and disclosure of subsequent events. FASB ASC 855 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and to modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies). FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted FASB ASC 855 during the quarter ended June 30, 2009. The adoption of FASB ASC 855 did not have a significant impact on the Company's financial statement disclosures (see Note 16 – Subsequent Events).

In June 2009, the FASB issued FASB ASC 810-10, “Consolidation”, formerly referenced as SFAS No. 167, “Amendments to FASB Interpretations No. 46(R)”. FASB ASC 810-10 revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. FASB ASC 810 is effective for interim and annual periods that begin after November 15, 2009. This guidance will be effective to the Company on January 1, 2010. The Company does not expect the adoption of FASB ASC 810-10 will have any impact on its results of operations and financial position as the Company does not have any VIEs.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, an update to ASC 820. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. This guidance will be effective to the Company on October 1, 2009. The Company does not expect the adoption of ASU 2009-05 to have a material effect on its financial statements.

NOTE 4 — FINANCIAL INSTRUMENTS

Concentration of Credit risk

The Company’s assets that are potentially subject to significant concentration of credit risk are primarily cash and cash equivalents, advance payments to suppliers and accounts receivable.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At September 30, 2009 and 2008, the Company had approximately $144,000 and $869,000, respectively in excess of insured limits.

Advance payments to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. During the financial crisis in 2008, the Company was generally required to make prepayments for some of its raw materials. The Company does not require collateral or other security against the prepayments to suppliers for raw materials.  In the event of a failure by the Company’s suppliers to fulfill their contractual obligations and to the extent that the Company is not able to recover its prepayments, the Company would suffer losses. The Company’s prepayments to suppliers have been steadily decreasing due to the change in the industry practice from requiring full cash advance to secure key raw material (silicon wafers) as a result of the financial crisis in 2008 to requiring less or no cash advance during fiscal year 2009 as the economy is recovering from the crisis. The economic crisis may affect the Company’s customers’ ability to pay the Company for its products that the Company has delivered.  If the customers fail to pay the Company for its products and services, the Company’s financial condition, results of operations and liquidity may be adversely affected.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivables.  Concentrations of credit risk with respect to accounts receivables are limited because a number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but does not require collateral to support customer receivables. All of the Company’s customers have gone through a very strict credit approval process. The Company diligently monitors the customers’ financial position. Certain key customers have also been insured by China Export & Credit Insurance Company. Therefore, the credit risk in accounts receivable is controllable even though the Company has a relatively high accounts receivable balance. During the fiscal years ended September 30, 2009 and 2008, the Company had four customers and one customer, respectively that accounted for more than 10% of net sales.

Foreign exchange risk and translation

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi, Euro and the United States dollar.

The local currency is the functional currency for the China subsidiary.  Assets and liabilities are translated at end of period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income was a cumulative foreign currency translation adjustment loss of $29,000 and a cumulative foreign currency translation adjustment gain of $1.9 million at September 30, 2009 and 2008, respectively.   Foreign currency transaction gains and losses are included in earnings. For fiscal years ended September 30, 2009 and 2008, the Company recorded foreign exchange gain of $0.1 million and foreign exchange loss of $0.8 million, respectively.

NOTE 5 — ADVANCE PAYMENTS AND OTHER

At September 30, 2009 and 2008, advance payments and other consist of:

	September 30, 2009	September 30, 2008
Prepayment for raw materials	$698,000	$2,959,000
Others	101,000	216,000
Total advance payments and other	$799,000	$3,175,000

NOTE 6 — INVENTORY

At September 30, 2009 and 2008, inventory consists of:

	September 30, 2009	September 30, 2008
Raw materials	$1,708,000	$2,111,000
Work in process	945,000	145,000
Finished goods	1,342,000	2,630,000
Total inventories	$3,995,000	$4,886,000

NOTE 7 — PROPERTY AND EQUIPMENT

The Company depreciates its assets over their estimated useful lives. A summary of property and equipment at September 30, 2009 and 2008 is as follows:

	September 30, 2009	September 30, 2008
Production equipment	$7,383,000	$5,564,000
Leasehold improvements	3,620,000	3,201,000
Automobiles	496,000	542,000
Office equipment	342,000	339,000
Machinery	2,749,000	2,170,000
Furniture	39,000	39,000
Construction in progress	22,000	2,915,000
Total property and equipment	14,651,000	14,770,000
Less: accumulated depreciation	(4,142,000)	(1,836,000)
Total property and equipment, net	$10,509,000	$12,934,000

Total depreciation expenses for the years ended September 30, 2009 and 2008 were $2.3 million and $1.4 million, respectively.

NOTE 8 — INCOME TAXES

The Company has no taxable income and no provision for federal and state income taxes is required for 2009 and 2008, except certain state minimum tax.

The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates.

A reconciliation of the statutory federal rate and the Company’s effective tax rate for the fiscal years ended September 30, 2009 and 2008 are as follows:

	Year Ended September 30,
	2009	2008
U.S. federal taxes (benefit)
At statutory rate	34%	34%
Gain (loss) on derivative/warrant and other permanents	(5)%	(89)%
Stock-based compensation	(7)%	29%
Tax rate differences	(3)%	6%
Change in valuation allowance	(19)%	20%
Total	0%	0%

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows:

	Year Ended September 30,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$5,678,000	$3,622,000
Stock-based compensation	1,093,000	390,000
Allowances and reserve	1,779,000	1,704,000
Depreciation and amortization	151,000	282,000
Total deferred tax assets	8,701,000	5,998,000
Less valuation allowance	(8,701,000)	(5,998,000)
Net deferred tax assets	$-	$-

As of September 30, 2009 and 2008, the Company had United States federal net operating loss carry forwards of approximately $5.7 million and $4.6 million, respectively. These net operating loss carry forwards will expire at various dates beginning in 2026 if not utilized. In addition, the Company had U.S. state net operating loss carry forwards of approximately $4.5 million and $0.3 million as of September 30, 2009 and 2008, respectively, and these losses will begin to expire at various dates beginning in 2018 if not utilized. In addition, the Company had foreign net operating loss carry forwards of approximately $14.0 million and $8.3 million as of September 30, 2009 and 2008, respectively. These net operating loss carryforwards will begin to expire in 2012 if not utilized.  The Company has no tax credit carry forwards.

As of September 30, 2009, due to the history of losses the Company has generated, the Company believes that it is more-likely-than-not that the deferred tax assets will not be realized. Therefore, the Company has a full valuation allowance on the Company’s deferred tax assets of $8.7 million, an increase of $2.7 million from September 30, 2008.  The current year change in valuation allowance is mainly due to (1) the increase of net operating loss and (2) an increase in the U.S. state tax rate after apportionment.

Utilization of the U.S. federal and state net operating loss carry forwards may be subject to substantial annual limitation due to certain limitations resulting from ownership changes provided by U.S. federal and state tax laws. The annual limitation may result in the expiration of net operating losses carryforwards and credits before utilization.

The Company has no undistributed foreign earnings as of September 30, 2009.

Under the New Income Tax Law, a "resident enterprise," which includes an enterprise established outside of the PRC with management located in the PRC, will be subject to PRC income tax. If the PRC tax authorities determine that the Company and its subsidiaries registered outside PRC should be deemed a resident enterprise, the Company's PRC tax resident entities will be subject to the PRC income tax at a rate of 25%.

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

There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2006 to 2008 remain open in various tax jurisdictions. The Company has not undertaken tax positions for which a reserve has been recorded. The Company does not anticipate any significant change within the next 12 months of its uncertain tax positions.

NOTE 9 — CONVERTIBLE NOTES

On March 7, 2007, Solar EnerTech entered into a securities purchase agreement to issue $17.3 million of secured convertible notes (the “Notes”) and detachable stock purchase warrants the “Series A and Series B Warrants”). Accordingly, during the quarter ended March 31, 2007, Solar EnerTech sold units consisting of:

•	$5.0 million in principal amount of Series A Convertible Notes and warrants to purchase 7,246,377 shares (exercise price of $1.21 per share) of its common stock;

•	$3.3 million in principal amount of Series B Convertible Notes and warrants to purchase 5,789,474 shares (exercise price of $0.90 per share) of its common stock ; and

•	$9.0 million in principal amount of Series B Convertible Notes and warrants to purchase 15,789,474 shares (exercise price of $0.90 per share) of its common stock.

These Notes bear interest at 6% per annum and are due in 2010. Under their original terms, the principal amount of the Series A Convertible Notes may be converted at the initial rate of $0.69 per share for a total of 7,246,377 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest). Under their original terms, the principal amount of the Series B Convertible Notes may be converted at the initial rate of $0.57 per share for a total of 21,578,948 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest).

In connection with the issuance of the Notes and Series A and Series B Warrants, the Company engaged an exclusive advisor and placement agent (the “Advisor”) and issued warrants to the Advisor to purchase an aggregate of 1,510,528 shares at an exercise price of $0.57 per share and 507,247 shares at an exercise price of $0.69 per share, of the Company’s common stock (the “Advisor Warrants”). In addition to the issuance of the warrants, the Company paid $1,038,000 in commissions, an advisory fee of $173,000, and other fees and expenses of $84,025.

As of September 30, 2009, the Company had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes and $9.1 million in principal amount of Series B Convertible Notes. These outstanding notes were recorded at carrying value at $3.1 million as of September 30, 2009 and are due on March 7, 2010.

The Company evaluated the notes for derivative accounting considerations under FASB ASC 815 and determined that the notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”). The compound embedded derivative is measured at fair value both initially and in subsequent periods. Changes in fair value of the compound embedded derivative are recorded in the account “gain (loss) on fair market value of compound embedded derivative” in the accompanying consolidated statements of operations.

The Series A and Series B Warrants (including the Advisor Warrants) are classified as a liability, as required by FASB ASC 480, “Distinguishing Liabilities from Equity”, formerly referenced as SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, due to the terms of the warrant agreement which contains a cash redemption provision in the event of a fundamental transaction. The warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in the accompanying consolidated statements of operations.

The following table summarizes the valuation of the Notes, the Series A and Series B Warrants (including the Advisor Warrants), and the Compound Embedded Derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding advisor warrants)	(15,909,000)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,000
Carrying amount of notes at grant date	$-

Carrying amount of notes at September 30, 2007	$7,000
Amortization of note discount and conversion effect	78,000
Carrying amount of notes at September 30, 2008	85,000
Amortization of note discount and conversion effect	2,976,000
Carrying amount of notes at September 30, 2009	$3,061,000

Fair value of warrant liability at September 30, 2007	$17,390,000
Gain on fair market value of warrant liability	(13,978,000)
Fair value of warrant liability at September 30, 2008	3,412,000
Gain on fair market value of warrant liability	(1,344,000)
Fair value of warrant liability at September 30, 2009	$2,068,000

Fair value of compound embedded derivative at September 30, 2007	$16,800,000
Gain on fair market value of embedded derivative liability	(13,767,000)
Conversion of Series A and B Notes	(2,053,000)
Fair value of compound embedded derivative at September 30, 2008	980,000
Gain on fair market value of embedded derivative liability	(770,000)
Conversion of Series A and B Notes	(32,000)
Fair value of compound embedded derivative at September 30, 2009	$178,000

The value of the Series A and Series B Warrants (including the Advisor Warrants) was estimated using a binomial valuation model with the following assumptions:

	September 30, 2009	September 30, 2008
Implied term (years)	2.43	3.43
Suboptimal exercise factor	2.5	2.5
Volatility	106%	84%
Dividend yield	0%	0%
Risk free interest rate	1.15%	2.58%

In conjunction with March 2007 financing, the Company recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the Advisor Warrants. The deferred financing cost is amortized over the three year life of the notes using a method that approximates the effective interest rate method. The Advisor Warrants were recorded as a liability and adjusted to fair value in each subsequent period. As of September 30, 2009 and 2008, total unamortized deferred financing cost was $1.3 million and $1.8 million, respectively.

The method used to estimate the value of the compound embedded derivatives (“CED”) as of each valuation date was a Monte Carlo simulation. Under this method the various features, restrictions, obligations and option related to each component of the CED were analyzed and spreadsheet models of the net expected proceeds resulting from exercise (or non-exercise) of the CED were created. Each model is expressed in terms of the expected timing of the event and the expected stock price as of that expected timing.

Because the potential timing and stock price may vary over a range of possible values, a Monte Carlo simulation was built based on the possible stock price paths (i.e., daily expected stock price over a forecast period). Under this approach an individual potential stock price path is simulated based on the initial stock price on the measurement date and the expected volatility and risk free rate over the forecast period. Each path is compared against the logic describe above for potential exercise events and the present value (or non-exercise which result in $0 value) recorded. This is repeated over a significant number of trials, or individual stock price paths, in order to generate an expected or mean value for the present value of the CED.

The significant assumptions used in estimating stock price paths as of each valuation date are:

	September 30, 2009	September 30, 2008
Starting stock price (closing price on date preceding valuation date)	$0.28	$0.40
Annual volatility of stock	106.0%	84.2%
Risk free rate	0.18%	1.89%

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

The Company has accounted for the Registration Rights Agreements related to the Series A Convertible Notes in accordance with FASB ASC 450, “Contingencies”, wherein the probability that a contingent obligation to make future payments or otherwise transfer consideration shall be recognized and measured separately.

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

The material terms of the Series A and Series B Warrants are as follows:

Exercise of Series A and Series B Warrant and Exercise Price

The Series A and Series B Warrants may be exercised by the holder on any day on or after issuance, at the holder’s election in cash or, as to the Series A Warrants, the holder may decide to elect to receive upon such exercise the net number of shares of common stock pursuant to a cashless exercise based on a formula, considering the then current market value of the Company’s common stock, only if such shares issuable have not been registered.

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

In the event that the Company directly or indirectly consolidates, merges into another entity or allows another person to purchase more than 50% of the outstanding shares of common stock and that entity is a publicly traded corporation that does not assume the Series A and Series B Warrants (the “Fundamental Transaction”), then the holder may request the successor entity to pay cash to the holder equal to the Black-Scholes value of the remaining unexercised portion of warrants on the date of the Fundamental Transaction.

For the fiscal year ended September 30, 2009, $0.9 million of Series A and B Convertible Notes were converted into the Company’s common shares. The Company recorded a loss on debt extinguishment of $0.5 million as a result of the conversion based on the quoted market closing price of its common shares on the conversion dates.

For the fiscal year ended September 30, 2008, $4.9 million of Series A and B Convertible Notes were converted into the Company’s common shares. The Company recorded $4.6 million of loss on debt extinguishment from Series A and B Convertible Notes. This loss was offset by a gain on debt extinguishment from settlement agreement with Coach Capital LLC in the amount of $0.4 million.  The net amount of $4.2 million loss on debt extinguishment is included in the Consolidated Statements of Operations.

The loss on debt extinguishment is computed at the conversion dates as follow:

	Fiscal Years Ended
	September 30, 2009	September 30, 2008
Fair value of the common shares	$316,000	$6,009,000
Unamortized deferred financing costs associated with the converted notes	140,000	712,000
Fair value of the CED liability associated with the converted notes	(33,000)	(2,053,000)
Accreted amount of the notes discount	104,000	(54,000)
Loss on debt extinguishment	$527,000	$4,614,000

As discussed in “Note 2 – Liquidity and Going Concern Issue” and “Note 16 – Subsequent Events”, the terms of the Series A and Series B Convertible Notes have been amended.

NOTE 10 — STOCKHOLDERS’ EQUITY

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

Warrants

During March 2007, in conjunction with the issuance of $17,300,000 in convertible debt, the board of directors approved the issuance of Warrants to purchase shares of the Company’s common stock. Under their original terms, the 7,246,377 Series A warrants and the 21,578,948 Series B warrants are exercisable at $1.21 and $0.90, respectively and expire in March 2012. In addition, in March 2007, as additional compensation for services as placement agent for the convertible debt offering, the Company issued the Advisor Warrants, which entitle the placement agent to purchase 507,247 and 1,510,528 shares of the Company’s common stock at exercise prices of $0.69 and $0.57 per share, respectively. The Advisor Warrants expire in March 2012.

The Series A and Series B Warrants (including the Advisor Warrants) are classified as a liability in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, due to the terms of the warrant agreements which contain cash redemption provisions in the event of a fundamental transaction, which provide that the Company would repurchase any unexercised portion of the warrants at the date of the occurrence of the fundamental transaction for the value as determined by the Black-Scholes Merton valuation model. As a result, the warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in the accompanying Consolidated Statements of Operations.

Additionally, in connection with the offering all of the Company’s Series A and Series B warrant holders waived their full ratchet anti-dilution and price protection rights previously granted to them in connection with the Company’s March 2007 convertible note and warrant financing.

On January 12, 2008, the Company sold 24,318,181 shares of its common stock and 24,318,181 Series C warrants (the “Series C Warrants”) to purchase shares of common stock for an aggregate purchase price of $21.4 million in a private placement offering to accredited investors. Under its original terms, the exercise price of the Series C Warrants is $1.00 per share. The warrants are exercisable for a period of 5 years from the date of issuance of the Series C Warrants.

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

There were no warrant activities during the fiscal year ended September 30, 2009, therefore the total outstanding warrant as of September 30, 2009 remains the same as of September 30, 2008. A summary of outstanding warrant as of September 30, 2009 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Outstanding at September 30, 2009	56,377,190

At September 30, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.57-$0.69	2,017,775	$0.60	2.46
$0.88-$1.00	47,113,038	$0.95	2.91
$1.21	7,246,377	$1.21	2.44

As discussed in “Note 2 – Liquidity and Going Concern Issue” and “Note 16 – Subsequent Events”, the terms of the Series A, Series B and Series C Warrants have been amended.

Restricted Stock

On August 19, 2008, Mr. Leo Young, the Company’s Chief Executive Officer, entered into a Stock Option Cancellation and Share Contribution Agreement with Jean Blanchard, a former officer, to provide for (i) the cancellation of a stock option agreement by and between Mr. Young and Ms. Blanchard dated on or about March 1, 2006 and (ii) the contribution to the Company by Ms. Blanchard of the remaining 25,250,000 shares of common stock underlying the cancelled option agreement.

On the same day, an Independent Committee of the Company’s Board adopted the 2008 Restricted Stock Plan (the “2008 Plan”) providing for the issuance of 25,250,000 shares of restricted common stock to be granted to the Company’s employees pursuant to forms of restricted stock agreements.

The 2008 Plan provides for the issuance of a maximum of 25,250,000 shares of restricted stock in connection with awards under the 2008 Plan. The 2008 Plan is administered by the Company’s Compensation Committee, a subcommittee of the Company’s Board of Directors, and has a term of 10 years. Restricted stock vest over a three year period and unvested restricted stock are forfeited and cancelled as of the date that employment terminates. Participation is limited to employees, directors and consultants of the Company and its subsidiaries and other affiliates. During any period in which shares acquired pursuant to the 2008 Plan remain subject to vesting conditions, the participant shall have all of the rights of a stockholder of the Company holding shares of stock, including the right to vote such shares and to receive all dividends and other distributions paid with respect to such shares.  If a participant terminates his or her service for any reason (other than death or disability), or the participant’s service is terminated by the Company for cause, then the participant shall forfeit to the Company any shares acquired by the participant which remain subject to vesting Conditions as of the date of the participant’s termination of service. If a participant’s service is terminated by the Company without cause, or due to the death or disability of the participant, then the vesting of any restricted stock award shall be accelerated in full as of the effective date of the participant’s termination of service.

The following table summarizes the activity of the Company’s unvested restricted stock units as of September 30, 2009 and changes during the fiscal years ended September 30, 2009, is presented below:

	Restricted Stocks
		Weighted-
	Number of	average grant-
	shares	date fair value
Unvested as of September 30, 2008	25,250,000	$0.62
Restricted stocks canceled	(2,100,000)	0.62

Unvested as of September 30, 2009	23,150,000	$0.62

The total unvested restricted stock as of September 30, 2009 and 2008 were 23,150,000 and 25,250,000 shares, respectively.

Stock-based compensation expense for restricted stock for the fiscal years ended September 30, 2009 and 2008 were $2.5 million and $0.6 million, respectively. As of September 30, 2009, the total unrecognized compensation expense net of forfeitures relate to unvested awards not yet recognized is $5.3 million and is expected to be amortized over a weighted average period of 1.9 years.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of September 30, 2009 and 2008, 12,060,000 and 7,339,375 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Option Available For Grant	Number of Option Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2007	2,700,000	7,300,000	$0.66	$1.20
Additional shares reserved	5,000,000	—	—	—
Options granted	(870,000)	870,000	$0.37	$0.61
Options cancelled	509,375	(509,375)	$0.42	$0.85
Balance at September 30, 2008	7,339,375	7,660,625	$0.39	$0.62
Options granted	(500,000)	500,000	$0.13	$0.20
Options cancelled	5,220,625	(5,220,625)	$0.39	$0.62
Balance at September 30, 2009	12,060,000	2,940,000	$0.32	$0.55

The total fair value of shares vested during fiscal years 2009 and 2008 were $246,000 and $726,000, respectively.

At September 30, 2009 and 2008, 2,940,000 and 7,660,625 options were outstanding, respectively and had a weighted-average remaining contractual life of 6.98 years and 9.03 years, respectively. Of these options, 2,333,127 and 3,477,506 shares were vested and exercisable on September 30, 2009 and 2008, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.62 and 6.36 years, respectively.

The fair values of employee stock options granted during the fiscal years ended September 30, 2009 and 2008 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2009	2008
Volatility	97.0%	99.2%
Expected dividend	0.0%	0.0%
Risk-free interest rate	1.68%	2.42%
Expected term in years	3.9	2.8
Weighted-average fair value	$0.13	$0.35

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

The Company repriced a total of 7,720,000 shares of Common Stock underlying outstanding options. The other terms of the options, including the vesting schedules, remained unchanged as a result of the repricing. Total additional compensation expense on non-vested options relating to the May 9, 2008 repricing is approximately $0.4 million which will be expensed ratably over the remaining vesting period. Additional compensation expense on vested options relating to the May 9, 2008 repricing is approximately $0.3 million which was fully expensed as of June 30, 2008. The repriced options had originally been issued with $0.94 to $1.65 per share option exercise prices, which prices reflected the then current market prices of the Company’s stock on the dates of original grant. As a result of the recent sharp reduction in the Company’s stock price, our Board of Directors believed that such options no longer would properly incentivize our employees, officers, directors and consultants who held such options to work in the best interests of our company and stockholders.

In accordance with the provisions of FASB ASC 718, the Company has recorded stock-based compensation expense of $3.4 million and $5.6 million for the fiscal years ended September 30, 2009 and 2008, respectively, which include the compensation effect for the options repriced and restricted stock. The stock-based compensation expense is based on the fair value of the options at the grant date.  The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, codified in FASB ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value to measure assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures about the use of fair value. FASB ASC 820 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FASB ASC 820 does not expand or require any new fair value measures. FASB ASC 820 is effective for fiscal years beginning after November 15, 2007. In December 2007, the FASB agreed to a one year deferral of FASB ASC 820’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company adopted FASB ASC 820 on October 1, 2008, which had no effect on the Company’s financial position, operating results or cash flows.

FASB ASC 820 defines fair value and establishes a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Under FASB ASC 820, the inputs used to measure fair value must be classified into one of three levels as follows:

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

The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2009:
	Fair Value at September 30, 2009	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$178,000	-	-	$178,000
Warrant liabilities	2,068,000	-	-	2,068,000

Total liabilities	$2,246,000	-	-	$2,246,000

The Company’s valuation techniques used to measure the fair values of the derivative liabilities and warrant liabilities were derived from management’s assumptions or estimations and are discussed in Note 9 – Convertible Notes.

The carrying values of cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, accrued liabilities and amounts due to related party approximate fair value because of the short-term maturity of these instruments. The Company does not invest its cash in auction rate securities. The carrying values of the Company’s derivative liabilities and warrant liabilities approximate fair value (see Note 9 – Convertible Notes) for the methods and assumptions used in the fair value estimation.

At September 30, 2009 and 2008, the carrying value of the Company’s convertible notes was $3.1 million and $0.1 million, respectively. These notes bear interest at 6% per annum and are due on March 7, 2010. Warrants were issued in connection with the issuance of the notes, and the warrants are measured at fair value both initially and in subsequent periods. The notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”), which are measured at fair value both initially and in subsequent periods (see Note 9 – Convertible Notes). The fair value of the convertible notes can be determined based on the fair value of the entire financial instrument. However, it was not practicable to estimate the fair value of the convertible notes because the Company has to incur excessive costs to estimate the fair value.

NOTE 12 — NET (LOSS) INCOME PER SHARE

The following table presents the computation of basic and diluted net (loss) income per share applicable to common stockholders:

	Year Ended September 30,
	2009	2008

Calculation of net (loss) income per share - basic:

Net (loss) income	$(14,181,000)	$5,539,000
Weighted-average number of common shares outstanding	87,817,762	75,944,461
Net (loss) income per share - basic	$(0.16)	$0.07

Calculation of net (loss) income per share - diluted:

Net (loss) income	$(14,181,000)	$5,539,000
Less: Gain on change in fair market value of compound embedded derivative	-	(13,767,000)
Interest expense on convertible notes	-	1,035,000
Less: Gain on change in fair market value of advisor warrants	-	(982,000)
Less: Gain on change in fair market value of Series B warrants	-	(9,870,000)
Net (loss) income assuming dilution	$(14,181,000)	$(18,045,000)

Weighted-average number of common shares outstanding	87,817,762	75,944,461
Effect of potentially dilutive securities:
Warrants issued to advisors	-	388,866
Convertible notes	-	20,962,588
Series B Warrants	-	828,659
Weighted-average number of common shares outstanding assuming dilution	87,817,762	98,124,574

Net (loss) income per share - diluted	$(0.16)	$(0.18)

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Operating lease

The Company leases several of its facilities under operating leases.

Minimum payments under these leases are as follows:

Fiscal Year Ended September 30,	Amount
2010	$656,000
2011	234,000
2012	118,000
2013	-
2014	-
After 2014	-

Total	$1,008,000

Rent expense under operating leases was $0.8 million and $0.8 million in fiscal years 2009 and 2008, respectively.

Research and development commitment

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollars based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 6.8290 as of September 30, 2009.

Year	Amount
2010	$2,667,000
2011	1,113,000

Total	$3,780,000

The Company intends to increase research and development spending as it grows its business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Due to the delay in the progress of research and development activities, the amount of $1.7 million originally committed to be paid during fiscal years 2009 and 2008 has not been paid as of September 30, 2009, as Shanghai University has not incurred the additional costs to meet its research and development milestones and therefore has not made the request for payments. If the Company fails to make payments, when requested, it is deemed to be a breach of the agreement. If the Company is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount. As of September 30, 2009, the Company is not in breach as it has not received any compensation request from Shanghai University.

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

Expenditures under this agreement will be accounted for as research and development expenditures under FASB ASC 730, "Research and Development” and expensed as incurred.

NOTE 14 — RELATED PARTY TRANSACTIONS

At September 30, 2009 and September 30, 2008, the accounts payable and accrued liabilities, related party balance was $5.6 million and $5.5 million, respectively. The $5.6 million accrued liability represents $4.6 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

On April 27, 2009, the Company entered into a Joint Venture Agreement with Jiangsu Shunda Semiconductor Development Co., Ltd. to form a joint venture in the United States by forming a new company, to be known as Shunda-SolarE Technologies, Inc., in order to jointly pursue opportunities in the United States solar market. After its formation, the Joint Venture Company’s name was later changed to SET-Solar Corp. As of September 30, 2009, the Company had advanced SET-Solar Corp $136,000 in cash.

NOTE 15 — FOREIGN OPERATIONS

The Company identifies its operating segments based on its business activities. The Company operates within a single operating segment, the manufacture of solar energy cells and modules in China.

The Company’s manufacturing operations and fixed assets are all based in China. The Company’s sales occurred in Europe, Australia, North America and China.

NOTE 16 — SUBSEQUENT EVENTS

On January 7, 2010, the Company entered into a Series A and Series B Notes Conversion Agreement with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to restructure the terms of the Notes. Pursuant to the terms of the Conversion Agreement, the Notes will be automatically converted into shares of the Company’s common stock at a conversion price of $0.15 per share and be amended to eliminate the maximum ownership percentage restriction prior to such conversion.  Under the Conversion Agreement, the Notes have been amended and election has been taken such that all outstanding principal, all accrued but unpaid interest, and all accrued and unpaid Late Charges (as defined in the Notes) with respect to all of the outstanding Notes have been automatically converted into shares of the Company’s common stock at a conversion price per share of common stock of $0.15 effective as of January 7, 2010.  As of the Conversion Date, no further payments are owing or payable under the Notes.  As of the Conversion Date, each Note no longer represents a right to receive any cash payments (including, but not limited to, interest payments) and only represents a right to receive the shares of common stock into which such Note has been automatically converted into.

In connection with the Conversion, on January 7, 2010, the Company entered into an Amendment to the Series A, Series B and Series C Warrants with the holders of at least a majority of the common stock underlying each of its outstanding Series A Warrants, Series B Warrants and Series C Warrants (collectively the “PIPE Warrants”). The Warrant Amendment reduces the exercise price for all of the PIPE Warrants from $1.21, $0.90 and $1.00, respectively, to $0.15, removes certain maximum ownership provisions and removes anti-dilution provisions for lower-priced security issuances.

Pursuant to the Conversion Agreement after the closing Conversion, the Company shall issue to its employees additional options to purchase shares of its common stock equal to approximately 30% of each employee’s pre-closing option holdings to provide for additional equity incentive on account for the dilution upon conversion of the Notes and re-pricing of the PIPE Warrants. These additional options shall be priced at $0.15 per share.

This Conversion Agreement resulted in modifications or exchanges of Notes and PIPE Warrants, which should be accounted for pursuant to FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No. 96-19, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", and FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No.06-06, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments". Given the significant reduction on the exercise price from $0.57 and $0.69, respectively per share to $0.15 per share, the modification is likely to be considered substantial, and therefore the Notes are considered extinguished. Given the significant reduction on the exercise price from $1.21, $0.90 and $1.00, respectively, per share to $0.15 per share, the modification is likely to be considered substantial, and therefore the liability associated with the PIPE Warrants at the pre Conversion Agreement exercise price is considered extinguished and will be replaced with the liability associated with the PIPE Warrants at the post Conversion Agreement exercise price, which will be recorded at fair value. As of the date of the annual report, we have not performed the valuation of the Notes and their related compound embedded derivatives and warrants immediately before the modification, and therefore cannot compute the gain or loss for the extinguishment of the Notes. However, assuming that the assumptions for the valuation of the compound embedded derivatives and warrants remain the same as of the date immediately before the modification, the Company’s preliminary estimation of the potential loss from the extinguishment of the Notes and the amendment of the PIPE Warrants is to be at least $7.8 million (unaudited).

Pursuant to SFAS 165, as codified in ASC 855, “Subsequent Events”, the Company has reviewed all subsequent events and transactions that occurred through January 12, 2010, which is the date the Company's Annual Report (Form 10-K) was filed with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events or disagreements occurred which are requiring disclosure under Item 304 of Regulation S-K.

ITEM 9A (T). CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2009.

The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures and to confirm that any necessary corrective action, including procedure improvements, was documented. Based on our evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective solely because of the material weakness in management’s report on internal control over financial reporting described below to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We maintain our primary accounting books and records under PRC GAAP, and we prepare our consolidated financial statements under U.S. GAAP through the use of memorandum entries. As described in more detail below, our fiscal 2009 financial reporting close process was ineffective in: (i) recording certain transactions according to the applicable accounting pronouncement, (ii) preventing amounts from being incorrectly classified in our statement of cash flows and (iii) preparing certain critical financial statement disclosures.

(i)
It was determined that we inappropriately accounted for our contract manufacturing transactions , and as such we were required to record an audit adjustment to reduce sales and the corresponding cost of sales by approximately $1.5 million.

(ii)
Our auditors identified several items in the consolidated cash flow statement that were not classified and presented in a manner consistent with the requirements of the applicable accounting and reporting standards. Accordingly, we corrected the cash flow statement to conform to the classification and presentation requirements of FASB ASC 230, “Statement of Cash Flows”, formerly referenced as SFAS 95, “Statement of Cash Flows”.

(iii)
Our auditors also identified that there were a number of missing required footnote disclosures related to new accounting pronouncements and footnote disclosures that were inaccurate or inadequate specifically surrounding liquidity and going concern, share-based payments, and subsequent events.

The material weakness described above could result in a material misstatement of the Company’s consolidated financial statements that would not be prevented or detected.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2009.

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

To remediate the material weakness described above, the Company has implemented or plans to implement the remedial measures described below.

☐	Employ resources with sufficient U.S. GAAP competence to improve our finance and accounting department and the quality of our US GAAP accounting books and records;
☐	Provide additional training and cross-training to our existing personnel, including areas of new and emerging accounting standards; and
☐
Enhance our accounting and finance policy and procedure manuals to provide guidance to our finance and accounting staff and develop tools or checklists to improve the completeness and accuracies of financial disclosures.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Leo Shi Young	55	Director, President and Chief Executive Officer
Shi Jian Yin	53	Director, Vice-President, Chief Operating Officer
Robert Coackley	74	Director
Philip Fei Yun	48	Director
Kevin Koy	50	Director
Steve Ye	33	Chief Financial Officer

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

SHI JIAN YIN, Director, Vice President and Chief Operating Officer since May 2006

Prior to joining us in May 2006, Mr. Yin was the founder and General Manager of Shanghai TopSolar Inc. Mr. Yin’s business experience includes management positions at Shanghai Jiaotong University Gofly Group Co., Ltd., Shanghai Fenghuang Co., Ltd., Beijing Green Environment Technology Co., Ltd., as well as a number of senior positions at Shanghai Fenghuang Co., Ltd. Mr. Yin was awarded two Science and Technology Awards by the Chinese government for his research accomplishments. Mr. Yin earned his MBA (1992) and BA (1988) from Shanghai University of Communications, majoring in Engineering and Material Science.

ROBERT COACKLEY, Director since February 2008

Mr. Coackley joined our board in February 2008. Mr. Coackley has been President and Chief Executive Officer at several public and private technology companies. He is currently Chief Executive Officer and a member of the board of directors of IP Video Networks, Inc., based in San Diego, California. Mr. Coackley is also President of CEO Excel. Mr. Coackley also currently serves as the Chairman of the board of directors at OFID Micro Devices, Inc. as a director of DirectNu Energy Corporation and as a director at Swapstar, Inc., all are private companies. Mr. Coackley teaches Business Finance and Business Valuation at UC Berkeley Extension. Mr. Coackley holds a B. Sc. Honors Degree in Electrical Engineering from City University, London, England.

Philip Fei Yun, Director since December 2008

Mr. Yun joined our board in December 2008. Mr. Yun has engaged in solar industry to many years and is an experienced cell production expert. Prior to joining Solar EnerTech, he worked as Director of Technology at Solarfun Power Holding Co., Ltd., a major solar cell and module producer in China from 2005 to 2007. He also served as Vice President of Green Acres Photolithographic Co., Ltd., Singapore. Before that, he was a research engineer and PhD candidate at the Center for Photovoltaic Devices and Systems, University of New South Wales in Australia. Mr. Yun holds a master degree in Photovoltaics from Asian Institute of Technology in Bangkok, Thailand and a Bachelor degree from Jinan University in China.

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

STEVE YE, Chief Financial Officer, Treasurer and Secretary since April 2009

Mr. Ye joined us in April 2009. Mr. Ye has many years of experience in corporate finance, especially in financial planning and analysis. Before joining the Company, Mr. Ye worked at ABN AMRO Bank, GE and Wells Fargo bank for the last ten years and advanced his career progressively in different financial leadership roles. Mr. Ye holds an MBA from University of Rochester, Simon Business School in 2004 and Bachelor from Shanghai International Studies University with major in International Accounting in 1998. In addition, Mr. Ye is a registered certified public accountant in State of Delaware and a Chartered Financial Analyst.

Audit Committee

The members of the Audit Committee are Messrs. Coackley (Acting Chair) and Koy. The Board of Directors has determined that each current member of the Audit Committee is “independent”, as such term is defined under the rules and regulations of the Securities and Exchange Commission (“SEC”) as they apply to audit committee members. The Board of Directors has also determined that each member of the Audit Committee is financially literate, and that Mr. Coackley is an “audit committee financial expert”, as such term is defined by the applicable regulations of the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the SEC, to file reports of initial ownership and changes in ownership with the SEC. These persons are also required under the regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2009, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

Insider	Filing	Date of Transaction	Filing Date
The Quercus Trust	Form 4	Apr. 9, 2009	Apr. 14, 2009
The Quercus Trust	Form 4	June 16, 2009	June 19, 2009

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors.  The Code of Business Conduct and Ethics is available on our website at www.solarenertech.com and was filed with SEC on February 11, 2008 as Exhibit 14.1 to our Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table and discussion sets forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and to any executive officer whose annual salary and bonus exceeded $100,000 during our last completed fiscal year.
SUMMARY COMPENSATION TABLE

			Option Awards($)		Other Compensation
Name and principal position	Year	Salary ($)	(1)		($)		Total ($)
Leo Shi Young,(6)	2009	200,000	2,428,000	(3)	22,000	(2)	2,650,000
President and Chief Executive Officer	2008	132,000	279,000	(3)	18,000	(2)	429,000

Shi Jian Yin,	2009	103,000	1,175,000	(4)			1,278,000
Chief Operating Officer	2008	74,000	181,000	(4)			255,000

Steve Ye	2009	38,000	8,000	(5)			46,000
Chief Financial Officer

(1)
Option award values reflect the amortization expense recognized by the Company in accordance with FASB ASC 718, “Compensation - Stock Compensation" ("ASC 718"), during fiscal years 2007 and 2008 for unvested and outstanding stock option grants. The total value to be expensed over the amortization or vesting period for each award was determined using the Black-Scholes option pricing model with assumptions as disclosed in this Form 10-K in Item 7 Financial Statements, Note 3. Summary of Significant Accounting Policies under the heading “Stock-Based Compensation.”

(2)	The Company provided an apartment to Mr. Young while he was working in the Shanghai office.

(3)
On August 19, 2008, Mr. Young was granted 11.75 million restricted shares.  These shares were issued pursuant to the Company's 2008 Restricted Stock Plan.  The amount shown reflect the grant date fair value computed in accordance with ASC 718.

(4)
On August 19, 2008, Mr. Yin was granted 7.6 million restricted shares. These shares were issued pursuant to the Company's 2008 Restricted Stock Plan.  The amount shown reflect the grant date fair value computed in accordance with ASC 718.

(5)	Represents option granted to Mr. Ye for 500,000 shares under the terms of the Company’s Amended and Restated 2007 Equity Incentive Plan with an exercise price of $0.20.

(6)
Under the terms of the Executive Incentive Agreement, Change of Control Retention and Severance Agreement entered into between the Company and Mr. Young dated August 19, 2008, Mr. Young is entitled to receive salary and other benefits as set forth in the Executive Incentive Agreement below.

AGREEMENT WITH PRINCIPAL EXECUTIVE OFFICER

Executive Incentive, Change of Control Retention and Severance Agreement with Mr. Leo Shi Young

Under the terms of the Executive Incentive, Change of Control Retention and Severance Agreement entered into between the Company and Mr. Young dated August 19, 2008 (the “Executive Incentive Agreement”), Mr. Young is entitled to:

(i) receive an annual base salary of $200,000, increased to $250,000 for the calendar year 2009 if the Company reaches certain operating and financial metrics agreed upon between the Board of Director and Mr. Young and increased to $300,000 for the calendar year 2010 if the Company reaches certain operating and financial metrics agreed upon between the Board of Director and Mr. Young (to be revisited if 2009 metrics are not met).  Pursuant to a cost reduction effort by Mr. Young, Mr. Young agreed to not increase his salary for calendar 2009 and that for it to remain at his calendar 2008 salary;

(ii) options for up to 1.5 million shares of the Company’s common stock if the Company reaches certain operating and financial metrics agreed upon between the Board of Director and Mr. Young, which would vest twelve (12) months after the date of the grant with an exercise price equal to the market price of the Company’s common stock on the date of the grant;

(iii) severance arrangement of a lump sum payment in an amount equal to eighteen (18) months of Mr. Young’s then effective base salary if he is involuntarily terminated for reasons other than “Cause” (as such term is defined in the Executive Incentive Agreement);

(iv) if a “Termination Upon a Change of Control” (as such term is defined in the Executive Incentive Agreement):

(a)	the full receipt of all salary and accrued vacation (less applicable withholding) earned through the termination date and benefits that he is entitled to;

(b)
the full vesting and immediate exercisability of all of his stock options and restricted stock prior to the effective date of the  Termination Upon a Change of Control provided that he executes a satisfactory release of claims to the Company; and

(c)
a lump sum cash payment in an amount equal to eighteen (18) months of his then effective base salary (less applicable withholding) provided that he executes a satisfactory release of claims to the Company;

 and  (v) other benefits as set forth in the Executive Incentive Agreement.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock(#) That Have Not Vested (#)		Market Value of Shares or units of Stock That have Not Vested ($) (1)
Leo Shi Young	-	-		-	-	11,750,000	(2)	3,290,000

Shi Jian Yin	-	-		-	-	7,600,000	(3)	2,128,000

Steve Ye	-	500,000	(4)	0.20	4/2/2019	-		-

(1)	Based on a closing price of Solar EnerTech's common stock of $0.28 on September 30, 2009.

(2)
On August 19, 2008, Mr. Young was granted 11.75 million shares of restricted stocks.  These shares were issued pursuant to the Company’s 2008 Restricted Stock Plan and will be vested 20% on August 19, 2010 and 80% on August 19, 2011.  Please see our discussion below in Item 12 regarding the 2008 Restricted Stock Plan.

(3)
On August 19, 2008, Mr. Yin was granted 7.6 million shares of restricted stocks.  These shares were issued pursuant to the Company’s 2008 Restricted Stock Plan and will be vested 20% on August 19, 2010 and 80% on August 19, 2011.  Please see our discussion below in Item 12 regarding the 2008 Restricted Stock Plan.

(4)
Represents options granted to Mr. Ye effective April 2,2009 under the terms of the Company’s Amended and Restates 2007 Equity Incentive Plan with an exercise price of $0.20 per share.  These shares vest 25% annually over 4 years beginning on April 2, 2009

DIRECTOR COMPENSATION

Name	Oprtion Awards ($)	All Other Compensation ($)		Total ($)
Leo Shi Young (1)	-	-		-
Shi Jian Yin (1)	-	-		-
Robert Coackley	-	2,700	(2)	2,700
Kevin Koy	-	1,200	(2)	1,200
Philip Fei Yun	-	-		-

(1)	Please see the Summary Compensation Table above with respect to compensation earned by Messrs Young and Yin as executive officers of the Company.

(2)	Cash compensation received by each board member.

Compensation of Directors

Narrative to Director Compensation Table

On February 22, 2008, the Compensation Committee of the Board of Directors recommended and the Board adopted the following compensation arrangements for our non-employee directors:

	Attendance Fees	Stock Option Award

All Board Members	$1,500 per Board meeting attended in person; $300 per Board meeting attended telephonically	25,000 shares vesting ratably over one year

Audit Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Audit Committee Chair	—	Additional award of 175,000 shares vesting ratably over one year

Compensation Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Compensation Committee Chair	—	Additional award of 75,000 shares vesting ratably over one year

Nominating and Governance Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Nominating and Governance Committee Chair	—	Additional award of 75,000 shares vesting ratably over one year

(1)	Attendance of committee meetings that are held on the same day with a general Board meeting do not result in receiving additional attendance fees for attendance of the committee meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	2,940,000	(1)	$0.55	12,060,000
Equity compensation plans not approved by security holders	—		$—	—

(1) Represents options to purchase common stock issued pursuant to the terms of the 2007 Equity Incentive Plan, as amended and restated.

a — Our common stock is currently quoted by the Over-The-Counter Bulletin Board under the symbol “SOEN”.
b — We have approximately 49 record holders on January 6, 2010.
c — No cash dividend has been declared.

Amended and Restated 2007 Equity Incentive Plan

On September 24, 2007, our Board of Directors approved the adoption of the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of a maximum of 10 million shares of common stock in connection with awards under the 2007 Plan. Such awards may include stock options, restricted stock purchase rights, restricted stock bonuses and restricted stock unit awards. The 2007 Plan may be administered by the Company’s Board of Directors or a committee duly appointed by the Board of Directors and has a term of 10 years. Participation in the Plan is limited to employees, directors and consultants of the Company and its subsidiaries and other affiliates. Options granted under the 2007 Plan must have an exercise price per share not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 2007 Plan may not have a term exceeding 10 years. Awards will vest upon conditions established by the Board of Directors or it’s duly appointed Committee. Subject to the requirements and limitations of section 409A of the Internal Revenue Code of 1986, as amended, in the event of a Change in Control (as defined in the 2007 Plan), the Board of Directors may provide for the acceleration of the exercisability or vesting and/settlement of any award, the Board of Directors may provide for a cash-out of awards or the Acquirer (as defined in the 2007 Plan) may either assume or continue the Company’s rights and obligations under any awards.

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

As of September 30, 2009, the Board of Directors granted options to purchase 2,940,000 shares of our common stock to our employees, director and consultants.

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

Options

Non-Plan Options

Pursuant to an option agreement dated March 1, 2006 between Ms. Blanchard, a former officer and director, and Mr. Young, the President of the Company, the President had the right and option to purchase a total of 36,000,000 shares of the Company’s common stock at a price of $0.0001 per share, until February 10, 2010. The options granted under the agreement vest in three equal installments over a period of two years, with the first installment vesting immediately, and the remaining installments vesting at 12 and 24 months after the date of the agreement. During the fiscal year ended September 30, 2006, the President exercised 10,750,000 options to purchase 10,750,000 shares and transferred 5,750,000 shares to various employees of Infotech Shanghai. The Company recorded stock compensation charge of $10,695,000 in the fiscal year ended September 30, 2006 for the transfer of shares to the employees.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth security information as of November 30, 2009, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities, each of our executive officers and directors and of all of our executive officers and directors as a group. On November 30, 2009, we had 111,506,696 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after November 30, 2009 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

	Number of Shares
Name and Address	Beneficially Owned		Percentage Owned
The Quercus Trust (1)	22,604,936	(2) (3)	20.27%

(1)   Information based on Amendment No. 4 to Schedule 13D dated November 12, 2009. The address for The Quercus Trust is 1835 Newport Blvd., A109-PMB 467, Costa Mesa, CA 92627. Each of David Gelbaum and Monica Chavez Gelbaum, acting alone, has the power to exercise voting and investment control over the shares of Common Stock owned by The Quercus Trust.

(2)   According to the form 13D/A filed on November 12, 2009, The Quercus Trust holds warrants to purchase 39.59 million shares and convertible notes convertible into 15.47 million shares.

(3)   Pursuant to the terms of the Series A Convertible Note, Series B Convertible Note, Series A warrants and Series B warrants held by The Quercus Trust, The Quercus Trust is prohibited from converting or exercising such derivative securities to the extent that after giving effect to such conversion or exercise, The Quercus Trust would beneficially own in excess of 4.99% or 9.99%, as the case may be, of the shares of Common Stock outstanding immediately after giving effect to such conversion or exercise. Consequently, in accordance with Rule 13D of the Exchange Act (“Rule 13D”), the beneficial ownership of The Quercus Trust does not take into account the conversion or exercise of such derivative securities into shares of Common Stock in excess of the limitation contained therein. Further, The Quercus Trust is prohibited from exercising their Series C warrants to the extent that after giving effect to such exercise, The Quercus Trust would beneficially own in excess of 9.99% or 19.99% of the shares of Common Stock outstanding immediately after giving effect to such exercise.  Therefore, in accordance with Rule 13D, The Quercus Trust is deemed to beneficial owners of only a certain number of shares of Common Stock equal to 20.27% of the total issued and outstanding shares of Common Stock, after giving effect to the exercise of a small portion of Series C warrants to allow for The Quercus Trust's beneficial ownership to reach 20.27%.

Security Ownership of Management

	Number of Shares
Name and Address (1)	Beneficially Owned		Percentage Owned
Leo Shi Young	15,284,286	(2)	13.71%

Shi Jian Yin	11,100,000	(3)	9.95%

Philip Fei Yun	2,000,000	(4)	1.79%

Kevin Koy	100,000	(5)	*

Robert Coackley	100,000	(6)	*

All directors and officers as a group	28,584,286		25.45%

*	Beneficially owns less than 1% of our outstanding common shares and options.

(1)	The address for our officers and directors is 444 Castro Street, Suite #707, Mountain View, CA 94041

(2)
Mr. Young was granted 11.75 million of restricted shares on August 19, 2008.  20% of these shares will be vested on August 19, 2010 and 80% will bested on August 19, 2011.  As of September 30, 2009, none of the shares have been vested.  These restricted shares bear voting rights and therefore are included in this calculation.

(3)
Mr. Yin was granted 7.6 million of restricted shares on August 19, 2008.  20% of these shares will be vested on August 19, 2010 and 80% will bested on August 19, 2011.  As of September 30, 2009, none of the shares have been vested.  These restricted shares bear voting rights and therefore are included in this calculation.

(4)
Mr. Yun was granted 3.0 million of restricted shares on August 19, 2008.  20% of these shares will be vested on August 19, 2010 and 80% will bested on August 19, 2011.  As of September 30, 2009, none of the shares have been vested.  These restricted shares bear voting rights and therefore are included in this calculation.

(5)
Represents the vested and exercisable of an option granted to Mr. Koy effective September 25, 2007 and February 22, 2008 under the terms of the Company’s Amended and Restated 2007  Equity Incentive Plan.

(6)	Represents the vested and exercisable of an option granted to Mr. Coackley effective February 5, 2008 under the terms of the Company’s Amended and Restated 2007 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At September 30, 2009 and September 30, 2008, the accounts payable and accrued liabilities, related party balance was $5.6 million and $5.5 million, respectively. The $5.6 million accrued liability represents $4.6 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

DIRECTOR INDEPENDENCE

The Board of Directors is presently comprised of Leo Shi Young, Shi Jian Yin, Philip Fei Yun, Kevin Koy, and Robert Coackley. Of such directors, Robert Coackley and Kevin Koy are each an “independent director” as such term is defined in NASDAQ Manual  Rule 5605 (a)(2) of the listing standards of the NASDAQ Stock Market. The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under NASDAQ Manual  Rule 5605 (a)(2) in the determination of such director’s independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements for the fiscal years ended September 30, 2009 and 2008 were as follows:

	Fiscal Year 2009	Fiscal Year 2008
Ernst & Young Hua Ming — Audit fee	$371,000	$420,000
Ernst & Young Hua Ming — Audit related fees	-	22,000

Total	$371,000	$442,000

Tax Fees

We paid no fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2009 and 2008, respectively.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” for the fiscal year ended September 30, 2009 and in “Audit Fees” and “Audit Related Fees” for the fiscal year ended September 30, 2008. Audit Related Fees for the fiscal year ended September 30, 2008 was related to Form SB-2 filing.

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

PART IV

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

3.1	Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to our Form 8-K filed on August 14, 2008.

3.2	By-laws, incorporated by reference from Exhibit 3.2 to our Form 8-K filed on August 14, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on August 14, 2008.

4.2	Form of Notice of Repricing, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on May 13, 2008.

10.1	Management Agreement by and between the Company and Steve Ye dated April 2, 2009, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on April 7, 2009.

10.2	Stock Purchase Agreement, dated August 19, 2008, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on August 19, 2008.

10.3
Executive Incentive, Change of Control Retention and Severance Agreement entered into between the Company and Mr. Young dated August 19, 2008, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on August 19, 2008.

10.4	2008 Restricted Stock Plan established effective as of August 19, 2008, incorporated by reference from Exhibit 10.3 to our Form 8-K filed on August 19, 2008.

10.5	Forms of Restricted Stock Agreement, incorporated by reference from Exhibit 10.4 to our Form 8-K filed on August 19, 2008.

10.6	Form of Indemnity Agreement, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on August 14, 2008.

10.7	Amended and Restated 2007 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on August 14, 2008.

10.8	Notice of Grant and Stock Option Agreement (For Participant Resident in the United States of America), incorporated by reference from Exhibit 10.3 to our Form 8-K filed on September 27, 2007.

10.9	Notice of Grant and Stock Option Agreement (For Participant Resident in The Peoples Republic of China), incorporated by reference from Exhibit 10.4 to our Form 8-K filed on September 27, 2007.

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

10.13	Form of Series A Convertible Note dated as of March 7, 2007, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 8, 2007.

10.14	Form of Series B Convertible Note dated as of March 7, 2007, incorporated by reference from Exhibit 10.3 to our Form 8-K filed on March 8, 2007.

10.15	Form of Series A Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.4 to our Form 8-K filed on March 8, 2007.

10.16	Form of Series B Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.5 to our Form 8-K filed on March 8, 2007.

10.17	Form of Registration Rights Agreement dated as of March 7, 2007, incorporated by reference from Exhibit 10.6 to our Form 8-K filed on March 8, 2007.

10.18
Joint R&D Laboratory Agreement between Solar EnerTech (Shanghai) Co., Ltd. and Shanghai University dated December 15, 2006, incorporated by reference from Exhibit 10.19 to our Form SB-2 filed on April 23, 2007.

10.19	Management Agreement between the Company and Qizhuang Cai dated effective April 6, 2007, incorporated by reference from Exhibit 10.27 to our Form SB-2 filed on April 23, 2007.

10.20
Lease Agreement between Solar EnerTech, Ltd. and Shanghai Jin Qiao Technology Park, Ltd. commenced on February 20, 2006, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on May 12, 2006.

10.21
Supply-Purchase Contract between Solar EnerTech (Shanghai) Co., Ltd. and Jiangsu Photavaltaic Industry Development Co., Ltd. dated 2007, incorporated by reference from Exhibit 10.22 to our Form SB-2 filed on April 23, 2007.

10.22
Joint Venture Agreement between the Company and Jiangsu Shunda Semiconductor Development Co., Ltd. effective April 27, 2009, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 1, 2009.

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
Date: January 12, 2010
	By:	/s/ Leo Shi Young
Leo Shi Young President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Leo Shi Young and Steve Ye, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Leo Shi Young	Date: January 12, 2010
Leo Shi Young President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Steve Ye	Date: January 12, 2010
Steve Ye Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Kevin Koy	Date: January 12, 2010
Kevin Koy Director

By:	/s/ Robert Coackley	Date: January 12, 2010
Robert Coackley Director