Form 10-Q
period 2009-12-31
SOLAR ENERTECH CORP
filed 2010-02-12
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Number of shares outstanding of registrant’s class of common stock as of February 9, 2010: 177,952,592

SOLAR ENERTECH CORP

FORM 10-Q

INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS
Solar EnerTech Corp.
Consolidated Balance Sheets

	December 31, 2009	September 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,633,000	$1,719,000
Accounts receivable, net of allowance for doubtful account of
$96,000 and $96,000 at December 31, 2009 and September 30, 2009, respectively	8,446,000	7,395,000
Advance payments and other	629,000	799,000
Inventories, net	5,798,000	3,995,000
Deferred financing costs, net of accumulated amortization	705,000	1,250,000
VAT receivable	878,000	334,000
Other receivable	231,000	408,000
Total current assets	18,320,000	15,900,000
Property and equipment, net	10,509,000	10,509,000
Investment	1,000,000	1,000,000
Deposits	101,000	87,000
Total assets	$29,930,000	$27,496,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,437,000	$5,794,000
Customer advance payment	26,000	27,000
Accrued expenses	1,424,000	1,088,000
Accounts payable and accrued liabilities, related parties	5,688,000	5,646,000
Derivative liabilities	74,000	178,000
Convertible notes, net of discount	6,767,000	3,061,000
Total current liabilities	22,416,000	15,794,000
Warrant liabilities	1,147,000	2,068,000
Total liabilities	23,563,000	17,862,000

STOCKHOLDERS' EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value 111,106,696 and 111,406,696 shares issued and outstanding at December 31, 2009 and
September 30, 2009, respectively	111,000	111,000
Additional paid in capital	76,040,000	75,389,000
Other comprehensive income	2,462,000	2,456,000
Accumulated deficit	(72,246,000)	(68,322,000)
Total stockholders' equity	6,367,000	9,634,000
Total liabilities and stockholders' equity	$29,930,000	$27,496,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended December 31,
	2009	2008

Sales	$17,693,000	$5,084,000
Cost of sales	(15,762,000)	(7,420,000)
Gross profit (loss)	1,931,000	(2,336,000)

Operating expenses:
Selling, general and administrative	2,218,000	2,561,000
Research and development	108,000	335,000
Loss on debt extinguishment	-	310,000
Total operating expenses	2,326,000	3,206,000

Operating loss	(395,000)	(5,542,000)

Other income (expense):
Interest income	3,000	7,000
Interest expense	(4,425,000)	(365,000)
Gain on change in fair market value of compound embedded derivative	104,000	475,000
Gain on change in fair market value of warrant liability	921,000	1,644,000
Other expense	(132,000)	(20,000)
Net loss	$(3,924,000)	$(3,801,000)

Net loss per share - basic	$(0.04)	$(0.04)
Net loss per share - diluted	$(0.04)	$(0.04)

Weighted average shares outstanding - basic	88,256,706	87,043,800
Weighted average shares outstanding - diluted	88,256,706	87,043,800

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,924,000)	$(3,801,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	605,000	526,000
Disposal loss on property and equipment	51,000	-
Stock-based compensation	651,000	1,519,000
Loss on debt extinguishment	-	310,000
Amortization of note discount and deferred financing cost	4,251,000	182,000
Gain on change in fair market value of compound embedded derivative	(104,000)	(475,000)
Gain on change in fair market value of warrant liability	(921,000)	(1,644,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,049,000)	1,545,000
Advance payments and other	170,000	2,123,000
Inventories, net	(1,802,000)	1,974,000
VAT receivable	(544,000)	511,000
Other receivable	177,000	595,000
Accounts payable, accrued liabilities and customer advance payment	2,547,000	(735,000)
Deposits	(13,000)	-
Accounts payable and accrued liabilities, related parties	43,000	62,000
Net cash provided by operating activities	138,000	2,692,000

Cash flows from investing activities:
Acquisition of property and equipment	(235,000)	(264,000)
Proceeds from sales of property and equipment	9,000	-
Net cash used in investing activities	(226,000)	(264,000)

Effect of exchange rate on cash and cash equivalents	2,000	9,000
Net (decrease) increase in cash and cash equivalents	(86,000)	2,437,000
Cash and cash equivalents, beginning of period	1,719,000	3,238,000
Cash and cash equivalents, end of period	$1,633,000	$5,675,000

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.

Notes to Consolidated Financial Statements
December 31, 2009 (Unaudited)

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

Pursuant to the terms of the JV Agreement, Jiangsu Shunda owns 55% of the Joint Venture Company, the Company owns 35% of the Joint Venture Company and the remaining 10% of the Joint Venture Company is owned by the Joint Venture Company’s management.  The Joint Venture Company’s Board of Directors consist of five directors: three of the directors were nominated by Jiangsu Shunda and two of whom were nominated by the Company.  Furthermore, Mr. Yunda Ni, the President of Jiangsu Shunda, serves as the Joint Venture Company’s Chairman of the Board and Mr. Leo Shi Young, the Company’s Chief Executive Officer serves as the Joint Venture Company’s Vice Chairman of the Board.  Jiangsu Shunda is responsible for managing the Joint Venture Company in China and the Company is responsible for managing the Joint Venture Company in the United States.  The JV Agreement is valid for 18 months. As of December 31, 2009, due to the foreign currency controls imposed by the PRC government, Jiangsu Shunda and the Company have not contributed any capital to the Joint Venture Company and no equity interest has been issued to either Jiangsu Shunda or the Company.

NOTE 2 — LIQUIDITY AND GOING CONCERN ISSUES

The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through December 31, 2009 and has an accumulated deficit of approximately $72.2 million at December 31, 2009. For the three months ended December 31, 2009, the Company had operating cash flows of approximately $0.1 million and incurred a net loss of approximately $3.9 million. As of December 31, 2009, the Company had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes (the “Series A Notes”) and $9.1 million in principal amount of Series B Convertible Notes (the “Series B Notes”), which were recorded at carrying amount at $6.8 million, collectively known as the “Notes”. These Notes bear interest at 6% per annum and are due on March 7, 2010. The Company only had approximately $1.6 million in cash and cash equivalents on hand as of December 31, 2009. The conditions described raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Since April 2009, significant steps were taken to reach operational profitability including securing key new contracts, which has generated increased sales volumes. In addition, the Company engaged in various cost cutting programs and renegotiated most of the contracts to reduce operating expenses. Due to the above and the decrease in raw material prices, specifically silicon wafer prices, the Company has been generating positive gross margins starting in the third quarter of fiscal year 2009.

As discussed in “Note 16 - Subsequent Events”, on January 7, 2010, the terms of the Notes and the warrants issued in conjunction with the Notes were amended. The Company believes that if the Company is able to execute on its business plan, the successful completion of the conversion, along with our existing cash resources and the cash expected to be generated from operations during fiscal year 2010 will be sufficient to meet the Company’s projected operating requirements at least through September 30, 2010 and enable it to continue as a going concern.

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

Warranty Cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized. The Company’s standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a 10-year and 25-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from its warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates. As of December 31, 2009 and September 30, 2009, the Company’s warranty liabilities were $668,000 and $515,000, respectively. The Company’s warranty costs for the three months ended December 31, 2009 and 2008 were $153,000 and $46,000, respectively. The Company did not make any warranty payments during the three months ended December 31, 2009 and 2008.

Impairment of Long Lived Assets

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during the three months ended December 31, 2009 and 2008.

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

On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. On August 21, 2008, the two million shares acquired by the Company constituted approximately 7.8% of 21-Century Silicon’s outstanding equity. On March 5, 2009, the Emerging Technology Fund, created by the State of Texas invested $3.5 million in 21-Century Silicon to expedite innovation and commercialization of research. As of December 31, 2009, the two million shares acquired by the Company have been diluted and constituted approximately 5.5% of 21-Century Silicon’s outstanding equity.

As of December 31, 2009, the Company accounted for the investment in 21-Century Silicon at cost amounting to $1.0 million. The Company performed an impairment assessment and determined that the investment was not impaired.

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

Shipping and Handling Costs

The Company incurred shipping and handling costs of $177,000 and $41,000 for the three months ended December 31, 2009 and 2008, respectively, which are included in selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers.

Research and Development Cost

Expenditures for research activities relating to product development are charged to expense as incurred. Research and development cost for the three months ended December 31, 2009 and 2008 were $108,000 and $335,000, respectively.

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

During the three months ended December 31, 2009 and 2008, the Company had three and four customers, respectively that accounted for more than 10% of net sales.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 805, “Business Combination”, formerly referenced as SFAS No. 141 (revised), “Business Combinations”. FASB ASC 805 changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. FASB ASC 805 is effective for the first annual reporting period beginning on or after December 15, 2008. On October 1, 2009, the Company adopted FASB ASC 805 which did not have a significant impact on its consolidated financial statements.

In December 2007, the FASB issued FASB ASC 810, “Consolidation”, formerly referenced as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. FASB ASC 810 changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, FASB ASC 810 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. FASB ASC 810 is effective for the first annual reporting period beginning on or after December 15, 2008. The Company adopted FASB ASC 810 on October 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In December 2007, an update was made to FASB ASC 808-10, “Collaborative Arrangements”, formerly referenced as EITF Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company adopted FASB ASC 808-10 on October 1, 2009. The adoption of FASB ASC 808-10 did not have a significant impact on the Company's financial statements.

In February 2008, an update was made to FASB ASC 860, “Transfers and Servicing”, formerly referenced as FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” that addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one linked” transaction. FASB ASC 860 includes a rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. This update will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company adopted FASB ASC 860 on October 1, 2009, which did not have a significant impact on the Company’s financial position and results of operations.

In May 2008, an update was made to the FASB ASC 470, “Debt”, formerly referenced as FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion (Including Partial Cash Settlement)”.  FASB ASC 470 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. As a result, the liability component would be recorded at a discount reflecting its below market coupon interest rate, and the liability component would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected in the results of operations. This change in methodology will affect the calculations of net income and earnings per share, but will not increase the Company's cash interest payments. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required and early adoption is prohibited. On October 1, 2009, the Company adopted FASB ASC 470, which did not have a significant impact on its financial position and results of operations.

In June 2008, an update was made to the FASB ASC 718, “Compensation – Stock Compensation”, which concluded that all unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing basic and diluted earnings per share. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted FASB ASC 718 on October 1, 2009. The adoption of this guidance did not have a significant impact on the Company's financial statements.

In November 2008, an update was made to the FASB ASC 323, “Investments – Equity Method and Joint Ventures”, which addresses the impact that FASB ASC 805, “Business Combination” and FASB ASC 810, “Consolidation” might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite lived intangible asset of an equity method investment should be performed and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal periods beginning on or after December 15, 2008. The Company adopted FASB ASC 323 on October 1, 2009. The adoption of this guidance did not have a significant impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, an update to ASC 820. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU 2009-05. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The Company adopted this guidance on October 1, 2009. The adoption of ASU 2009-05 did not have a material effect on its financial statements.

NOTE 4 — FINANCIAL INSTRUMENTS

Concentration of Credit risk

The Company’s assets that are potentially subject to significant concentration of credit risk are primarily cash and cash equivalents, advance payments to suppliers and accounts receivable.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At December 31, 2009 and September 30, 2009, the Company had approximately $82,000 and $144,000, respectively in excess of insured limits.

Advance payments to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. During the financial crisis in 2008, the Company was generally required to make prepayments for some of its raw materials. The Company does not require collateral or other security against the prepayments to suppliers for raw materials.  In the event of a failure by the Company’s suppliers to fulfill their contractual obligations and to the extent that the Company is not able to recover its prepayments, the Company would suffer losses. The Company’s prepayments to suppliers have been steadily decreasing due to the change in the industry practice from requiring full cash advance to secure key raw material (silicon wafers) as a result of the financial crisis in 2008 to requiring less or no cash advance since fiscal year 2009 as the economy is recovering from the crisis. The economic crisis may affect the Company’s customers’ ability to pay the Company for its products that the Company has delivered.  If the customers fail to pay the Company for its products and services, the Company’s financial condition, results of operations and liquidity may be adversely affected.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivables.  Concentrations of credit risk with respect to accounts receivables are limited because a number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but does not require collateral to support customer receivables. All of the Company’s customers have gone through a very strict credit approval process. The Company diligently monitors the customers’ financial position. Certain key customers have also been insured by China Export & Credit Insurance Company. Therefore, the credit risk in accounts receivable is controllable even though the Company has a relatively high accounts receivable balance. During the three months ended December 31, 2009 and 2008, the Company had three customers and four customers, respectively that accounted for more than 10% of net sales.

Foreign exchange risk and translation

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi, Euro and the United States dollar.

The local currency is the functional currency for the China subsidiary.  Assets and liabilities are translated at end of period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income were cumulative foreign currency translation adjustments amounting to $2.5 million and $2.5 million at December 31, 2009 and September 30, 2009, respectively.   Foreign currency transaction gains and losses are included in earnings. For the three months ended December 31, 2009 and 2008, the Company recorded foreign exchange losses of $0.1 million and $20,000, respectively.

NOTE 5 — INVENTORIES

At December 31, 2009 and September 30, 2009, inventories consist of:

	December 31, 2009	September 30, 2009
Raw materials	$2,653,000	$1,708,000
Work in process	927,000	945,000
Finished goods	2,218,000	1,342,000
Total inventories	$5,798,000	$3,995,000

NOTE 6 — ADVANCE PAYMENTS AND OTHER

At December 31, 2009 and September 30, 2009, advance payments and other consist of:

	December 31, 2009	September 30, 2009
Prepayment for raw materials	$449,000	$698,000
Others	180,000	101,000
Total advance payments and other	$629,000	$799,000

NOTE 7 — PROPERTY AND EQUIPMENT

At December 31, 2009 and September 30, 2009, property and equipment consists of:

	December 31, 2009	September 30, 2009
Production equipment	$7,363,000	$7,383,000
Leasehold improvements	3,620,000	3,620,000
Automobiles	360,000	496,000
Office equipment	342,000	342,000
Machinery	2,749,000	2,749,000
Furniture	39,000	39,000
Construction in progress	700,000	22,000
Total property and equipment	15,173,000	14,651,000
Less: accumulated depreciation	(4,664,000)	(4,142,000)
Total property and equipment, net	$10,509,000	$10,509,000

NOTE 8 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the three months ended December 31, 2009 and 2008, respectively, except certain minimum taxes.

The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates.

The Company accounts for income taxes using the liability method in accordance with FASB ASC 740, “Income Taxes”, formerly referenced as SFAS No. 109, “Accounting for Income Taxes”. FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that the Company will generate sufficient taxable income in future periods to realize the benefit of the Company’s deferred tax assets. As of December 31, 2009 and 2008, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on the Company’s balance sheet as an asset.

Utilization of the U.S. federal and state net operating loss carry forwards may be subject to substantial annual limitation due to certain limitations resulting from ownership changes provided by U.S. federal and state tax laws. The annual limitation may result in the expiration of net operating losses carryforwards and credits before utilization. The Company has net operating losses in its foreign jurisdiction and that loss can be carried over 5 years from the year the loss was incurred.

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

There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2006 to 2009 remain open in various tax jurisdictions. The Company has not undertaken tax positions for which a reserve has been recorded. The Company does not anticipate any significant change within the next 12 months of its uncertain tax positions.

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

As of December 31, 2009, the Company had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes and $9.1 million in principal amount of Series B Convertible Notes. These outstanding notes were recorded at carrying value at $6.8 million as of December 31, 2009 and are due on March 7, 2010.

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

The following table summarizes the valuation of the Notes, the Series A and Series B Warrants (including the Advisor Warrants), and the Compound Embedded Derivative:

Amount
Proceeds of convertible notes	$17,300,000
Allocation of proceeds:
Fair value of warrant liability (excluding advisor warrants)	(15,909,000)
Fair value of compound embedded derivative liability	(16,600,000)
Loss on issuance of convertible notes	15,209,000
Carrying amount of notes at grant date	$-

Carrying amount of notes at September 30, 2008	$85,000
Amortization of note discount and conversion effect	2,976,000
Carrying amount of notes at September 30, 2009	3,061,000
Amortization of note discount and conversion effect	3,706,000
Carrying amount of notes at December 31, 2009	$6,767,000

Fair value of warrant liability at September 30, 2008	$3,412,000
Gain on fair market value of warrant liability	(1,344,000)
Fair value of warrant liability at September 30, 2009	2,068,000
Gain on fair market value of warrant liability	(921,000)
Fair value of warrant liability at December 31, 2009	$1,147,000

Fair value of compound embedded derivative at September 30, 2008	$980,000
Gain on fair market value of embedded derivative liability	(770,000)
Conversion of Series A and B Notes	(32,000)
Fair value of compound embedded derivative at September 30, 2009	178,000
Gain on fair market value of embedded derivative liability	(104,000)
Fair value of compound embedded derivative at December 31, 2009	$74,000

The value of the Series A and Series B Warrants (including the Advisor Warrants) was estimated using a binomial valuation model with the following assumptions:

	December 31, 2009	September 30, 2009
Implied term (years)	2.18	2.43
Suboptimal exercise factor	2.5	2.5
Volatility	93%	106%
Dividend yield	0%	0%
Risk free interest rate	1.25%	1.15%

In conjunction with March 2007 financing, the Company recorded total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the Advisor Warrants. The deferred financing cost is amortized over the three year life of the notes using a method that approximates the effective interest rate method. The Advisor Warrants were recorded as a liability and adjusted to fair value in each subsequent period. As of December 31, 2009 and September 30, 2009, total unamortized deferred financing cost was $0.7million and $1.3 million, respectively.

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

The significant assumptions used in estimating stock price paths as of each valuation date are:

	December 31, 2009	September 30, 2009
Starting stock price (closing price on date preceding valuation date)	$0.26	$0.28
Annual volatility of stock	69.5%	106.0%
Risk free rate	0.06%	0.18%

Additional assumptions were made regarding the probability of occurrence of each exercise scenario, based on stock price ranges (based on the assumption that scenario probability is constant over narrow ranges of stock price). The key scenarios included public offering, bankruptcy and other defaults.

During the three months ended December 31, 2009, none of Series A and B Convertible Notes were converted into the Company’s common shares. As a result, no loss on debt extinguishment was recorded during the first quarter of fiscal 2010. For the three months ended December 31, 2008, $350,000 of Series A and B convertible notes were converted into the Company’s common shares. The Company recorded a loss on debt extinguishment of $310,000 as a result of the conversion based on the quoted market closing price of its common shares on the conversion dates.

The loss on debt extinguishment is computed at the conversion dates as follow:

	Quarter Ended December 31,
	2009	2008
Fair value of the common shares	$-	$146,000
Unamortized deferred financing costs associated with the converted notes	-	68,000
Fair value of the CED liability associated with the converted notes	-	(14,000)
Accreted amount of the notes discount	-	110,000
Loss on debt extinguishment	$-	$310,000

As discussed in “Note 2 – Liquidity and Going Concern Issues” and “Note 16 – Subsequent Events”, the terms of the Series A and Series B Convertible Notes have been amended.

NOTE 10 — EQUITY TRANSACTIONS

Warrants

During March 2007, in conjunction with the issuance of $17.3 million in convertible debt, the board of directors approved the issuance of warrants (as described in Note 9 above) to purchase shares of the Company’s common stock. The 7,246,377 Series A warrants and the 21,578,948 Series B warrants are exercisable at $1.21 and $0.90, respectively and expire in March 2012. In addition, in March 2007, as additional compensation for services as placement agent for the convertible debt offering, the Company issued the advisor warrants, which entitle the placement agent to purchase 507,247 and 1,510,528 shares of the Company’s common stock at exercise prices of $0.69 and $0.57 per share, respectively. The advisor warrants expire in March 2012.

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

There were no warrant activity during the three months ended December 31, 2009, therefore the total outstanding warrant as of December 31, 2009 remains the same as of September 30, 2009. A summary of outstanding warrant as of December 31, 2009 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Outstanding at December 31, 2009	56,377,190

At December 31, 2009, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.57-$0.69	2,017,775	$0.60	2.21
$0.88-$1.00	47,113,038	$0.95	2.66
$1.21	7,246,377	$1.21	2.18

As discussed in “Note 2 – Liquidity and Going Concern Issues” and “Note 16 – Subsequent Events”, the terms of the Series A, Series B and Series C Warrants have been amended.

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

The following table summarizes the activity of the Company’s unvested restricted stock units as of December 31, 2009 and changes during the three months ended December 31, 2009, is presented below:

	Restricted Stock
		Weighted-
	Number of	average grant-
	shares	date fair value
Unvested as of September 30, 2008	25,250,000	$0.62
Restricted stock canceled	(2,100,000)	0.62
Unvested as of September 30, 2009	23,150,000	0.62
Restricted stock canceled	(300,000)	0.62
Unvested as of December 31, 2009	22,850,000	$0.62

The total unvested restricted stock as of December 31, 2009 and September 30, 2009 were 22,850,000 and 23,150,000 shares, respectively.

Stock-based compensation expense for restricted stock for the three months ended December 31, 2009 and 2008 were $0.6 million and $1.3 million, respectively. As of December 31, 2009, the total unrecognized compensation cost net of forfeitures relate to unvested awards not yet recognized is $4.5 million and is expected to be amortized over a weighted average period of 1.6 years.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of December 31, 2009 and September 30, 2009, 12,560,000 and 12,060,000 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Option Available For Grant	Number of Option Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2008	7,339,375	7,660,625	$0.39	$0.62
Options granted	(500,000)	500,000	$0.13	$0.20
Options cancelled	5,220,625	(5,220,625)	$0.39	$0.62
Balance at September 30, 2009	12,060,000	2,940,000	$0.32	$0.55
Options cancelled	500,000	(500,000)	$0.41	$0.62
Balance at December 31, 2009	12,560,000	2,440,000	$0.30	$0.53

The total fair value of shares vested during the three months ended December 31, 2009 and 2008 were $13,000 and $157,000, respectively.

At December 31, 2009 and September 30, 2009, 2,440,000 and 2,940,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 8.11 years and 6.98 years, respectively. Of these options, 1,869,168 and 2,333,127 shares were vested and exercisable on December 31, 2009 and September 30, 2009, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.62 and 7.79 years, respectively.

There were no employee stock options granted during the three months ended December 31, 2009 and 2008.

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

In accordance with the provisions of FASB ASC 718, the Company has recorded stock-based compensation expense of $0.7 million and $1.5 million for the three months ended December 31, 2009 and 2008, respectively, which include the compensation effect for the options repriced and restricted stock. The stock-based compensation expense is based on the fair value of the options at the grant date.  The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

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

The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2009:

	Fair Value at December 31, 2009	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$74,000	-	-	$74,000
Warrant liabilities	1,147,000	-	-	1,147,000

Total liabilities	$1,221,000	-	-	$1,221,000

The Company’s valuation techniques used to measure the fair values of the derivative liabilities and warrant liabilities were derived from management’s assumptions or estimations and are discussed in Note 9 – Convertible Notes.

The carrying values of cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, accrued liabilities and amounts due to related party approximate fair value because of the short-term maturity of these instruments. The Company does not invest its cash in auction rate securities. The carrying values of the Company’s derivative liabilities and warrant liabilities approximate fair value (see Note 9 - Convertible Notes) for the methods and assumptions used in the fair value estimation.

At December 31, 2009 and September 30, 2009, the carrying value of the Company’s convertible notes was $6.8 million and $3.1 million, respectively. These notes bear interest at 6% per annum and are due on March 7, 2010. Warrants were issued in connection with the issuance of the notes, and the warrants are measured at fair value both initially and in subsequent periods. The notes contain two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”), which are measured at fair value both initially and in subsequent periods (see Note 9 – Convertible Notes). The fair value of the convertible notes can be determined based on the fair value of the entire financial instrument. However, it was not practicable to estimate the fair value of the convertible notes because the Company has to incur excessive costs to estimate the fair value.

NOTE 12 — COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

	Quarter Ended December 31,
	2009	2008
Net loss	$(3,924,000)	$(3,801,000)
Other comprehensive income:
Change in foreign currency translation	6,000	(39,000)
Comprehensive loss	$(3,918,000)	$(3,840,000)

The accumulated other comprehensive income at December 31, 2009 and September 30, 2009 comprised of accumulated translation adjustments of $2.5 million and $ 2.5 million, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Research and development commitment

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollars based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 6.8282 as of December 31, 2009.

Year	Amount
2010	2,662,000
2011	1,113,000

Total	$3,775,000

The Company intends to increase research and development spending as it grows its business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Due to the delay in the progress of research and development activities, the amount of $1.7 million originally committed to be paid during fiscal years 2009 and 2008 has not been paid as of December 31, 2009, as Shanghai University has not incurred the additional costs to meet its research and development milestones and therefore has not made the request for payments. If the Company fails to make payments, when requested, it is deemed to be a breach of the agreement. If the Company is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount. As of December 31, 2009, the Company is not in breach as it has not received any compensation request from Shanghai University.

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

NOTE 14 — RELATED PARTY TRANSACTIONS

At December 31, 2009 and September 30, 2009, the accounts payable and accrued liabilities, related party balance was $5.7 million and $5.6 million, respectively. The $5.7 million accrued liability represents $4.7 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

On April 27, 2009, the Company entered into a Joint Venture Agreement with Jiangsu Shunda Semiconductor Development Co., Ltd. to form a joint venture in the United States by forming a new company, to be known as Shunda-SolarE Technologies, Inc., in order to jointly pursue opportunities in the United States solar market. After its formation, the Joint Venture Company’s name was later changed to SET-Solar Corp. As of December 31, 2009, the Company had advanced SET-Solar Corp $149,000 in cash.

NOTE 15 — FOREIGN OPERATIONS

The Company identifies its operating segments based on its business activities. The Company operates within a single operating segment, the manufacture of solar energy cells and modules in China.

The Company’s manufacturing operations and fixed assets are all based in China. The Company’s sales occurred in Europe, Australia, North America and China.

NOTE 16 — SUBSEQUENT EVENTS

On January 7, 2010, the Company entered into a Series A and Series B Notes Conversion Agreement (the “Conversion Agreement”) with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to restructure the terms of the Notes. Pursuant to the terms of the Conversion Agreement, the Notes would automatically be converted into shares of the Company’s common stock at a conversion price of $0.15 per share and were amended to eliminate the maximum ownership percentage restriction prior to such conversion.  Under the Conversion Agreement, the Notes were amended and election has been taken such that all outstanding principal, all accrued but unpaid interest, and all accrued and unpaid Late Charges (as defined in the Notes) with respect to all of the outstanding Notes would automatically be converted into shares of the Company’s common stock at a conversion price per share of common stock of $0.15 effective as of January 7, 2010.  As of the Conversion Date, no further payments are owing or payable under the Notes.  As of the Conversion Date, each Note no longer represents a right to receive any cash payments (including, but not limited to, interest payments) and only represents a right to receive the shares of common stock into which such Note has been converted into.

In connection with the Conversion Agreement, on January 7, 2010, the Company entered into an Amendment (the “Warrant Amendment”) to the Series A, Series B and Series C Warrants with the holders of at least a majority of the common stock underlying each of its outstanding Series A Warrants, Series B Warrants and Series C Warrants (collectively the “PIPE Warrants”). The Warrant Amendment reduced the exercise price for all of the PIPE Warrants from $1.21, $0.90 and $1.00, respectively, to $0.15, removed certain maximum ownership provisions and removed anti-dilution provisions for lower-priced security issuances.

On January 19, 2010, a holder of approximately $1.8 million of the Company’s formerly outstanding Series B Notes and Series B Warrants exercisable into approximately 4.6 million shares (hereinafter referred to as the “Holder”) of the Company’s common stock disputes the effectiveness of the Conversion Agreement and the Warrant Amendment.  The Company concludes that the Conversion Agreement and Warrant Amendment were duly authorized, amended and effective and is currently under discussions with the Holder to resolve this matter. If this matter is not resolved, the Holder has the right to demand payment from the Company on March 7, 2010. It is uncertain whether the Company will be able to satisfy this claim if it comes due. None-withstanding the claim that may be made by the Holder, the Company’s liquidity and financial position raises substantial doubt about the Company’s ability to continue as a going concern. The independent auditor’s report on the Company’s most recent annual report on Form 10-K for the year ended September 30, 2009 contains an explanatory paragraph stating that the Company’s recurring net losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern.

Pursuant to the Conversion Agreement after the closing of the conversion, the Company shall issue to its employees additional options to purchase shares of its common stock equal to approximately 30% of each employee’s pre-closing option holdings to provide for additional equity incentive on account for the dilution upon conversion of the Notes and re-pricing of the PIPE Warrants. These additional options shall be priced at $0.15 per share.

The Conversion Agreement resulted in modifications or exchanges of Notes and PIPE Warrants, which should be accounted for pursuant to FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No. 96-19, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", and FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No.06-06, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments". Given the significant reduction on the exercise price from $0.57 and $0.69, respectively per share to $0.15 per share, the modification is likely to be considered substantial, and therefore the Notes are likely to be considered extinguished. Given the significant reduction on the exercise price from $1.21, $0.90 and $1.00, respectively, per share to $0.15 per share, the modification is likely to be considered substantial, and therefore the liability associated with the PIPE Warrants at the pre Conversion Agreement exercise price is likely to be considered extinguished and will likely be replaced with the liability associated with the PIPE Warrants at the post Conversion Agreement exercise price, which will be recorded at fair value. As of the date of the quarterly report, we have not performed the valuation of the Notes and their related compound embedded derivatives and warrants immediately before the modification, and therefore cannot estimate the accounting impact associated with the modification of the Notes. However, assuming that the assumptions for the valuation of the compound embedded derivatives and warrants remain the same as of the date immediately before the modification, the Company’s preliminary estimation of the potential loss from the extinguishment of the Notes and the amendment of the PIPE Warrants is to be at least $3.6 million (unaudited).

On January 15, 2010, the Company incorporated a wholly-owned subsidiary at Yizheng, Jiangsu province of China to supplement its existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, the Company will have to raise funds or otherwise obtain the approval of local authorities to reduce the amount of registered capital for the subsidiary.

Pursuant to SFAS 165, as codified in ASC 855, “Subsequent Events”, the Company has reviewed all subsequent events and transactions that occurred through February 12, 2010, which is the date the Company's Quarterly Report (Form 10-Q) was filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to “Solar EnerTech”, the “Company,” “we,” “our,” and “us” refer to Solar EnerTech Corp. and its subsidiaries.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to our current expectations and views of future events. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the heading “Risks Related to Our Business,” “Risks Related to an Investment in Our Securities” and under the heading “Risks Related To an Investment in Our Securities” in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on January 12, 2010 as well as other relevant risks detailed in our filings with the SEC which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-Q should be read in light of such risks and in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Our solar cells and modules are sold under the brand name “SolarE”.  Our total revenue for the three months ended December 31, 2009 was $17.7 million and our end users are mainly in Europe.  In anticipation of entering the US market, we have established a marketing, purchasing and distribution office in Mountain View, California. Our goal is to become a worldwide supplier of PV cells and modules.

We purchase our key raw materials, silicon wafer, from the spot market.  We do not have a long term contract with any silicon supplier.  However, on August 21, 2008, we entered into an equity purchase agreement with 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”) to acquire two million shares of common stock, for $1 million cash. As of December 31, 2009 the two million shares acquired by us constituted approximately 5.5% of 21-Century Silicon’s outstanding equity.  Related to the equity purchase agreement, we also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. Through its proprietary technology, processes and methods, 21-Century Silicon is planning to manufacture solar-grade polysilicon at a lower manufacturing and plant setup cost, as well as a shorter plant setup time than those of its major competitors. If 21-Century Silicon's manufacturing goals are met, 21-Century Silicon’s customers, including us, will benefit from the cost advantages and will expect to receive a high-purity product at a price significantly lower than that offered elsewhere within the industry.

On April 27, 2009, we entered into a Joint Venture Agreement (the “JV Agreement”) with Jiangsu Shunda Semiconductor Development Co., Ltd. (“Jiangsu Shunda”) to form a joint venture in the United States by forming a new company, to be known as Shunda-SolarE Technologies, Inc. (the “Joint Venture Company” or “SET-Solar Corp”), in order to jointly pursue opportunities in the United States solar market. After its formation, the Joint Venture Company’s name was later changed to SET-Solar Corp.

Pursuant to the terms of the JV Agreement, Jiangsu Shunda owns 55% of the Joint Venture Company, we own 35% of the Joint Venture Company and the remaining 10% of the Joint Venture Company is owned by the Joint Venture Company’s management.  The Joint Venture Company’s Board of Directors consist of five directors: three of the directors are nominated by Jiangsu Shunda and two of whom were nominated by us.  Furthermore, Mr. Yunda Ni, the President of Jiangsu Shunda, serves as the Joint Venture Company’s Chairman of the Board and Mr. Leo Shi Young, our Chief Executive Officer serves as the Joint Venture Company’s Vice Chairman of the Board.  Jiangsu Shunda is responsible for managing the Joint Venture Company in China and we are responsible for managing the Joint Venture Company in the United States.  The JV Agreement is valid for 18 months.

SET-Solar Corp appointed Roland Chu, an experienced Silicon Valley entrepreneur as its Chief Executive Officer. The Joint Venture team made significant progress during the fiscal year 2009. It obtained a California Solar Initiative listing, which enable SET-Solar Corp to penetrate multiple sectors of the PV market in the United States. SET Solar’s strategy with customers has been to move beyond simply supplying solar panels and to offer a more comprehensive service solution that includes inverters and other accessories, as well as financing and leasing options. SET-Solar Corp also made a very successful appearance at the Solar Power International Conference from October 27 to October 29, 2009 at the Anaheim Convention Center in Anaheim, California. SET-Solar Corp exhibited its polysilicon material, silicon ingots and wafers produced by Jiangsu Shunda and high-efficiency solar cells and high-performance solar modules produced by Solar EnerTech.

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

To date, we have raised money for the development of our business through the sale of our equity securities.  On January 12, 2008, we sold 24,318,181 shares of our common stock and 24,318,181 Series C warrants to purchase shares of common stock for an aggregate purchase price of $21.4 million in a private placement offering to accredited investors. The original exercise price of the warrants is $1.00 per share. Pursuant to the Warrant Amendment, the exercise price has been reduced to $0.15. The warrants are exercisable for a period of 5 years from the date of issuance of the warrants. We used the net proceeds from the offering for working capital and general corporate purposes.   In March 2007, we also raised $17.3 million through sales of units consisting of our Series A and Series B Convertible Notes and warrants. As discussed elsewhere, the Series A and Series B Convertible Notes have been converted into shares of our common stock pursuant to the Conversion Agreement and the Series A and Series B warrants exercise price have been reduced to $0.15 pursuant to the Warrant Amendment. The proceeds were used to complete our production line and working capital purpose.

Our future operations are dependent upon the achievement of profitable operations. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the three months ended December 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-K filed for the year ended September 30, 2009 with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2009 Annual Report on Form 10-K.

Recent Accounting Pronouncements

For recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3 – Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Results of Operations for the three months ended December 31, 2009 and 2008

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K and its subsequent amendments.

Revenues, Cost of Sales and Gross Profit (Loss)

	Quarter Ended December 31, 2009		Quarter Ended December 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$17,693,000	100.0%	$5,084,000	100.0%	$12,609,000	248.0%
Cost of sales	(15,762,000)	(89.1)%	(7,420,000)	(145.9)%	(8,342,000)	112.4%
Gross profit (loss)	$1,931,000	10.9%	$(2,336,000)	(45.9)%	$4,267,000	(182.7)%

For the three months ended December 31, 2009, the Company reported total revenue of $17.7 million, representing an increase of $12.6 million or 248.0% compared to $5.1 million of revenue in the same period of the prior year.  The increase in revenue was due to increased sales orders from new and existing customers as a result of heightened efforts by our sales and marketing team. Specifically, during the last quarter of fiscal year 2009, we acquired a new key customer, specifically a 10MW contract with a German system integrator contributing to the increase in sales volume.

For the three months ended December 31, 2009, we incurred a gross profit of $1.9 million, representing an increase of $4.3 million or 182.7% compared to negative gross profit of $2.3 million in the same period of the prior year.  The increase in gross profit was primarily due to the decrease in raw material prices, specifically the silicon wafer prices which offset the decrease in module sales prices. Silicon wafer prices decreased approximately 60% from RMB 40.5/piece during the three months ended December 31, 2008 to RMB16/piece during the three months ended December 31, 2009, as compared to module sales prices that decreased approximately 45% from EUR2.2/watt during the three months ended December 31, 2008 to EUR1.2/watt during the three months ended December 31, 2009. In addition, the Company has continued with its various cost cutting programs and renegotiation of most of its vendor contracts to reduce operating expenses.

Selling, general & administrative

	Quarter Ended December 31, 2009		Quarter Ended December 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$2,218,000	12.5%	$2,561,000	50.4%	$(343,000)	(13.4)%

For the three months ended December 31, 2009, our selling, general and administrative expenses were $2.2 million, representing a decrease of $0.3 million or 13.4% from $2.6 million in the three months ended December 31, 2008. Selling, general and administrative expenses as a percentage of net sales for the three months ended December 31, 2009 decreased to 12.5% from 50.4% for the three months ended December 31, 2008. The decrease in the selling, general and administrative expenses were primarily due to a decrease of $0.5 million in stock-based compensation expenses related to employee options and restricted stock from $1.1 million for the three months ended December 31, 2008 to $0.6 million for the three months ended December 31, 2009. Excluding stock-based compensation expenses, our selling, general & administrative expenses increased by approximately $0.2 million primarily due to increased shipping rates and volume.

Research & development

	Quarter Ended December 31, 2009		Quarter Ended December 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$108,000	0.6%	$335,000	6.6%	$(227,000)	(67.8)%

Research and development expenses in the three months ended December 31, 2009 were $0.1 million, representing a decrease of $0.2 million or 67.8% over $0.3 million for the three months ended December 31, 2008. Research and development expenses as a percentage of net sales for the three months ended December 31, 2009 decreased to 0.6% from 6.6% for the three months ended December 31, 2008. The decrease in research and development expenses were mainly due to a decrease of $0.2 million in stock-based compensation expenses related to employee options and restricted stock from $0.2 million for the three months ended December 31, 2008 to $23,000 for the three months ended December 31, 2009.

Loss on debt extinguishment

	Quarter Ended December 31, 2009		Quarter Ended December 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$-	0.0%	$310,000	6.1%	$(310,000)	(100.0)%

During the three months ended December 31, 2009, there was no Series A and B Convertible Notes were converted into common stock, as a result we did not have any loss on debt extinguishment. For the three months ended December 31, 2008, $0.4 million of our Series A and B Convertible Notes were converted into common stock which resulted in the non-cash loss of $0.3 million.

Other income (expense)

	Quarter Ended December 31, 2009		Quarter Ended December 31, 2008		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$3,000	0.0%	$7,000	0.1%	$(4,000)	(57.1)%
Interest expense	(4,425,000)	(25.0)%	(365,000)	(7.2)%	(4,060,000)	1112.3%
Gain on change in fair market value of compound embedded derivative	104,000	0.6%	475,000	9.3%	(371,000)	(78.1)%
Gain on change in fair market value of warrant liability	921,000	5.2%	1,644,000	32.3%	(723,000)	(44.0)%
Other expense	(132,000)	(0.7)%	(20,000)	(0.4)%	(112,000)	560.0%
Total other income (expense)	$(3,529,000)	(19.9)%	$1,741,000	34.2%	$(5,270,000)	(302.7)%

For the three months ended December 31, 2009, total other expenses were $3.5 million, representing an increase of $5.3 million or 302.7% compared to total other income of $1.7 million for the same period of the prior year. Other expenses as a percentage of net sales for the three months ended December 31, 2009 was a negative 19.9% compared to a positive 34.2% for the same period in the prior year. We incurred interest expenses of $4.4 million and $0.4 million in the three months ended December 31, 2009 and 2008, respectively, primarily related to amortization on discounted convertible notes and deferred financing cost, and 6% interest charges on Series A and B Convertible Notes. In the three months ended December 31, 2009, we recorded a gain on change in fair market value of warranty liability of $0.9 million and a gain on change in fair market value of compound embedded derivative of $0.1 million compared to a gain on change in fair market value of warrant liability of $1.6 million and a gain on change in fair market value of compound embedded derivative of $0.5 million during the three months ended December 31, 2008. The decrease in the Company’s stock price is less significant in the three months ended December 31, 2009 than in the three months ended December 31, 2008, which resulted in less decrease in the fair value of the compound embedded derivative and warrant liability and less gains on change in fair market value of the compound embedded derivative and warrant liability. Other expenses of $0.1 million and $20,000 for the three months ended December 31, 2009 and 2008, respectively, were primarily related to foreign exchange loss.

Liquidity and Capital Resources

	December 31, 2009	September 30, 2009	Change

Cash and cash equivalents	$1,633,000	$1,719,000	$(86,000)

As of December 31, 2009, we had cash and cash equivalents of $1.6 million, as compared to $1.7 million at September 30, 2009. We will require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. In order to continue as a going concern, we will need to continue to generate new sales while controlling our costs.  If we are unable to successfully generate enough revenues to cover our costs, we only have limited cash resources to bear operating losses.  To the extent our operations are not profitable, we may not continue as a going concern.

	Quarter Ended December 31,
	2009	2008	Change

Net cash provided by (used in):
Operating activities	$138,000	$2,692,000	$(2,554,000)
Investing activities	(226,000)	(264,000)	38,000
Effect of exchange rate changes on cash and cash equivalents	2,000	9,000	(7,000)
Net (decrease) increase in cash and cash equivalents	$(86,000)	$2,437,000	$(2,523,000)

Net cash provided by operating activities were $0.1 million and $2.7 million for the three months ended December 31, 2009 and 2008, respectively. To present cash flows from operating activities, net loss for each quarter in the past two years had to be adjusted for certain significant items. After a positive adjustment of $3.2 million and a negative adjustment of $1.6 million for the three months ended December 31, 2009 and 2008, respectively, resulting from the change on the fair market value of the compound derivative liabilities and warrants liabilities, amortization of note discount and deferred financing cost, and loss on debt extinguishment, the net loss is $0.7 million and $5.4 million for the three months ended December 31, 2009 and 2008 respectively. The decrease of $2.6 million in net cash provided by operating activities from December 31, 2008 to December 31, 2009 was mainly attributable to the following reasons:

•
The decrease of $4.7 million in the net loss, after the adjustments related to the compound derivative liabilities and warrants liabilities, amortization of note discount and deferred financing cost, and loss on debt extinguishment during the three months ended December 31, 2009 compared to the three months ended December 31, 2008;

•	The decrease of $0.7 million in the non-cash charges related to stock-based compensation and depreciation of property and equipment; and

•
Unfavorable changes in operating assets of $6.5 million primarily resulting from higher inventories, accounts receivable and VAT receivables, partially offset by higher accounts payable related to favorable vendor payment terms, and lower advance payments for raw material purchases. Lower advance payments is another change in the industry after the financial crisis, which changed the previously required 100% cash advance to secure key raw material (wafer) to zero in the current economic situation.

Net cash used in investment activities were $0.2 million and $0.3 million in the three months ended December 31, 2009 and 2008. The amount of cash used remained relatively stable as the existing property and equipment are sufficient for the Company’s needs.

There was no cash provided by financing activities for the three months ended December 31, 2009 and 2008.

Our consolidated balance sheet, statements of operations and cash flows have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes and $9.1 million in principal amount of Series B Convertible Notes, which were recorded at carrying amount at $6.8 million and $3.1 million as of December 31, 2009 and September 30, 2009, respectively. These Notes bear interest at 6% per annum and are due on March 7, 2010

We only had $1.6 million in cash and cash equivalents on hand as of December 31, 2009. On January 7, 2010, we entered into the Conversion Agreement with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to modify the terms of the Notes. Pursuant to the terms of the Conversion Agreement, the Notes would automatically be converted into shares of our common stock at a conversion price of $0.15 per share and were amended to eliminate the maximum ownership percentage restriction prior to such conversion.  Under the Conversion Agreement, the Notes were amended and election has been taken such that all outstanding principal, all accrued but unpaid interest, and all accrued and unpaid Late Charges (as defined in the Notes) with respect to all of the outstanding Notes would automatically be converted into shares of the Company’s common stock (the “Conversion”) at a conversion price per share of common stock of $0.15 effective as of January 7, 2010 (the “Conversion Date”).  As of the Conversion Date, no further payments are owing or payable under the Notes.  As of the Conversion Date, each Note no longer represents a right to receive any cash payments (including, but not limited to, interest payments) and only represents a right to receive the shares of common stock into which such Note has been converted into.

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

On January 19, 2010, a holder of approximately $1.8 million of the Company’s formerly outstanding Series B Notes and Series B Warrants exercisable into approximately 4.6 million shares (hereinafter referred to as the “Holder”) of the Company’s common stock disputes the effectiveness of the Conversion Agreement and the Warrant Amendment.  The Company concludes that the Conversion Agreement and Warrant Amendment were duly authorized, amended and effective and is currently under discussions with the Holder to resolve this matter. If this matter is not resolved, the Holder has the right to demand payment from the Company on March 7, 2010. It is uncertain whether the Company will be able to satisfy this claim if it comes due. None-withstanding the claim that may be made by the Holder, the Company’s liquidity and financial position raises substantial doubt about the Company’s ability to continue as a going concern. The independent auditor’s report on the Company’s most recent annual report on Form 10-K for the year ended September 30, 2009 contains an explanatory paragraph stating that the Company’s recurring net losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern.

On January 15, 2010, the Company incorporated a wholly-owned subsidiary at Yizheng, Jiangsu province of China to supplement its existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, the Company will have to raise funds or otherwise obtain the approval of local authorities to reduce the amount of registered capital for the subsidiary.

Historically, we have incurred operating losses and cash outflows from operations. As of December 31, 2009, we had $1.6 million of cash and cash equivalents.  Since April 2009 significant steps were taken to reach operational profitability. Gross margin has turned into positive territory and expenses have been significantly reduced. Starting in the third quarter of fiscal year 2009, we achieved positive gross margins. Our management expects the current upward trend to continue and we expect to generate positive cash flow to support our future operations in fiscal year 2010.

We believe that the successful completion of the debt restructuring, along with our existing cash resources and the cash expected to be generated from sales during fiscal year 2010 will be sufficient to meet our projected operating requirements through September 30, 2010 and enable us to continue as a going concern. If we experience a material shortfall versus our plan for fiscal year 2010, we have a range of actions we can take to remediate the cash shortage, including but not limited to raising additional funds through debt financing, securing a credit facility, entering into secured or unsecured bank loans, or undertaking equity offerings such a rights offering to existing shareholders. However, due to the tight capital and credit markets, we cannot be sure that external financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.

Off-Balance Sheet Arrangements

On August 21, 2008 the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, a polysilicon manufacturer based in Dallas, Texas, for $1.0 million in cash. The Company is obligated to acquire an additional two million shares at the same per share price upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. In connection with the equity purchase agreement, the Company has also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. On August 21, 2008, the two million shares acquired by the Company constituted approximately 7.8% of 21-Century Silicon’s outstanding equity. On March 5, 2009, the Emerging Technology Fund created by the State of Texas invested $3.5 million in 21-Century Silicon. As of December 31, 2009, the Company has not yet acquired the additional two million shares. Accordingly, as of December 31, 2009, the two million shares acquired by the Company have been diluted and constituted approximately 5.5% of 21-Century Silicon’s outstanding equity.

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

Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Except as set forth below, the Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and have not materially changed.

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

SOLAR ENERTECH CORP.

Date: February 12, 2010	By:	/s/ Steve Ye

Steve Ye
Chief Financial Officer