Form 10-Q
period 2010-03-31
SOLAR ENERTECH CORP
filed 2010-05-14
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares outstanding of registrant’s class of common stock as of May 10, 2010: 177,224,747

SOLAR ENERTECH CORP

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS
Solar EnerTech Corp.
Consolidated Balance Sheets

	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$897,000	$1,719,000
Accounts receivable, net of allowance for doubtful account of $96,000 and $96,000 at March 31, 2010 and September 30, 2009, respectively	13,351,000	7,395,000
Advance payments and other	199,000	799,000
Inventories, net	5,532,000	3,995,000
Deferred financing costs, net of accumulated amortization	-	1,250,000
VAT receivable	1,085,000	334,000
Other receivable	115,000	408,000
Total current assets	21,179,000	15,900,000
Property and equipment, net	9,965,000	10,509,000
Other assets	732,000	-
Investment	1,000,000	1,000,000
Deposits	102,000	87,000
Total assets	$32,978,000	$27,496,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$12,326,000	$5,794,000
Customer advance payment	20,000	27,000
Accrued expenses	2,252,000	1,088,000
Accounts payable and accrued liabilities, related parties	5,730,000	5,646,000
Convertible notes, net of discount	-	3,061,000
Derivative liabilities	-	178,000
Total current liabilities	20,328,000	15,794,000
Convertible notes, net of discount	1,535,000	-
Derivative liabilities	1,279,000	-
Warrant liabilities	2,437,000	2,068,000
Total liabilities	25,579,000	17,862,000

STOCKHOLDERS' EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value 177,224,747 and 111,406,696 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	177,000	111,000
Additional paid in capital	96,159,000	75,389,000
Other comprehensive income	2,467,000	2,456,000
Accumulated deficit	(91,404,000)	(68,322,000)
Total stockholders' equity	7,399,000	9,634,000
Total liabilities and stockholders' equity	$32,978,000	$27,496,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Sales	$17,751,000	$4,412,000	$35,444,000	$9,496,000
Cost of sales	(16,824,000)	(5,714,000)	(32,586,000)	(13,134,000)
Gross profit (loss)	927,000	(1,302,000)	2,858,000	(3,638,000)

Operating expenses:
Selling, general and administrative	2,550,000	3,086,000	4,768,000	5,647,000
Research and development	125,000	436,000	233,000	771,000
Loss on debt extinguishment	18,549,000	181,000	18,549,000	491,000
Total operating expenses	21,224,000	3,703,000	23,550,000	6,909,000

Operating loss	(20,297,000)	(5,005,000)	(20,692,000)	(10,547,000)

Other income (expense):
Interest income	1,000	3,000	4,000	10,000
Interest expense	(899,000)	(558,000)	(5,324,000)	(923,000)
Gain on change in fair market value of compound embedded derivative	294,000	113,000	398,000	588,000
Gain on change in fair market value of warrant liability	2,055,000	99,000	2,976,000	1,743,000
Other expense	(312,000)	(194,000)	(444,000)	(214,000)
Net loss	$(19,158,000)	$(5,542,000)	$(23,082,000)	$(9,343,000)

Net loss per share - basic	$(0.14)	$(0.06)	$(0.20)	$(0.11)
Net loss per share - diluted	$(0.14)	$(0.06)	$(0.20)	$(0.11)

Weighted average shares outstanding - basic	140,801,393	87,716,403	114,240,342	87,376,406
Weighted average shares outstanding - diluted	140,801,393	87,716,403	114,240,342	87,376,406

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(23,082,000)	$(9,343,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,190,000	1,123,000
Loss on disposal of property and equipment	51,000	-
Stock-based compensation	1,531,000	3,217,000
Loss on debt extinguishment	18,549,000	491,000
Payment of interest by issuance of shares	210,000	-
Amortization of note discount and deferred financing cost	5,114,000	565,000
Gain on change in fair market value of compound embedded derivative	(398,000)	(588,000)
Gain on change in fair market value of warrant liability	(2,976,000)	(1,743,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,952,000)	591,000
Advance payments and other	588,000	975,000
Inventories, net	(1,535,000)	2,511,000
VAT receivable	(750,000)	1,015,000
Other receivable	294,000	629,000
Accounts payable, accrued liabilities and customer advance payment	6,524,000	567,000
Accounts payable and accrued liabilities, related parties	84,000	113,000
Net cash (used in) provided by operating activities	(558,000)	123,000

Cash flows from investing activities:
Acquisition of property and equipment	(272,000)	(309,000)
Proceeds from sales of property and equipment	9,000	-
Net cash used in investing activities	(263,000)	(309,000)

Effect of exchange rate on cash and cash equivalents	(1,000)	8,000
Net decrease in cash and cash equivalents	(822,000)	(178,000)
Cash and cash equivalents, beginning of period	1,719,000	3,238,000
Cash and cash equivalents, end of period	$897,000	$3,060,000

Supplemental disclosure of non-cash activities:
Extinguishment of convertible notes by issuance of common stocks	$(5,704,000)	$-
Extinguishment of convertible notes by issuance of Series B-1 Note	$(1,815,000)	$-
Issuance of Series B-1 Note	$1,535,000	$-
Acquisition of other assets	$732,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

SOLAR ENERTECH CORP.

Notes to Consolidated Financial Statements
March 31, 2010 (Unaudited)

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

Pursuant to the terms of the JV Agreement, Jiangsu Shunda would own 55% of the Joint Venture Company, the Company would own 35% of the Joint Venture Company and the remaining 10% of the Joint Venture Company would be owned by the Joint Venture Company’s management.  The Joint Venture Company’s Board of Directors consist of five directors: three of the directors were nominated by Jiangsu Shunda and two of whom were nominated by the Company.  Furthermore, Mr. Yunda Ni, the President of Jiangsu Shunda, serves as the Joint Venture Company’s Chairman of the Board and Mr. Leo Shi Young, the Company’s Chief Executive Officer serves as the Joint Venture Company’s Vice Chairman of the Board.  Jiangsu Shunda is responsible for managing the Joint Venture Company in China and the Company is responsible for managing the Joint Venture Company in the United States.  The JV Agreement is valid for 18 months. As of March 31, 2010, due to the foreign currency controls imposed by the PRC government, Jiangsu Shunda and the Company have not contributed any capital to the Joint Venture Company and no equity interest has been issued to either Jiangsu Shunda or the Company.

On January 15, 2010, the Company incorporated a wholly-owned subsidiary in Yizheng, Jiangsu province of China to supplement its existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, the Company will have to raise funds or otherwise obtain the approval of local authorities to reduce the amount of registered capital for the subsidiary.

On February 8, 2010, the Company acquired land use rights of a parcel of land at the price of approximately $0.7 million. This piece of land is 68,025 square meters and is located in Yizheng, Jiangsu province of China, which will be used to house the Company’s second manufacturing facility. As part of the acquisition of the land use right, the Company is required to complete construction of the facility by February 8, 2012.

NOTE 2 — LIQUIDITY AND GOING CONCERN ISSUES

The Company has incurred significant net losses and has had negative cash flows from operations during each period from inception through March 31, 2010 and has an accumulated deficit of approximately $91.4 million at March 31, 2010. For the six months ended March 31, 2010, the Company had negative operating cash flows of approximately $0.6 million and incurred a net loss of approximately $23.1 million.

As of December 31, 2009, the Company had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes (the “Series A Notes”) and $9.1 million in principal amount of Series B Convertible Notes (the “Series B Notes”), which were recorded at carrying amount at $6.8 million, collectively known as the “Notes”. These Notes bore interest at 6% per annum and were due on March 7, 2010.

On January 7, 2010 (the “Conversion Date”), the Company entered into a Series A and Series B Notes Conversion Agreement (the “Conversion Agreement”) with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to restructure the terms of the Notes. Pursuant to the terms of the Conversion Agreement, the Notes would automatically be converted into shares of the Company’s common stock at a conversion price which was reduced from $0.69 and $0.57, respectively to $0.15 per share and were amended to eliminate the maximum ownership percentage restriction prior to such conversion.  Under the Conversion Agreement, the Notes were amended and election has been taken such that all outstanding principal, all accrued but unpaid interest, and all accrued and unpaid Late Charges (as defined in the Notes) with respect to all of the outstanding Notes would automatically be converted into shares of the Company’s common stock at a conversion price per share of common stock of $0.15 effective as of January 7, 2010. As of the Conversion Date, each Note no longer represents a right to receive any cash payments (including, but not limited to, interest payments) and only represents a right to receive the shares of common stock into which such Note has been converted into.  On January 7, 2010, a total of approximately $9.8 million of the Series A and B Convertible Notes were effectively converted into shares of the Company’s common stock. As of March 31, 2010, the Company has an outstanding convertible note with a principal balance of $1.8 million consisting of the Series B-1 Note, which was recorded at carrying amount at $1.5 million. The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012.

On March 25, 2010, the Company entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable for two of the Company’s key customers. The Company pays a fee based on a fixed percentage of the accounts receivable outstanding and expenses this fee when it is incurred. In addition, on March 30, 2010, the Company entered into a one year revolving credit facility arrangement with Industrial Bank Co., Ltd. (“IBC”) that is secured by the accounts receivable balances of the Company’s two key customers insured by CECIC above. The Company can draw up to the lower of $2.0 million or the cumulative amount of accounts receivable outstanding from the respective two key customers. If any of the insured customers fail to repay the amounts outstanding due to the Company, the insurance proceeds will be remitted directly to IBC instead of the Company. As of March 31, 2010, the Company has not drawn on this credit facility with IBC and there have been no insurance claims submitted to CECIC.

The Company has approximately $0.9 million in cash and cash equivalents on hand as of March 31, 2010. The conditions described raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Since April 2009, significant steps were taken to improve operations including securing key new customer contracts, which have increased sales volumes. In addition, the Company has engaged in various cost cutting programs and renegotiated most of its contracts to reduce operating expenses. Due to these actions and the decrease in raw material prices, specifically silicon wafer prices, the Company has been generating positive gross margins since the third quarter of fiscal year 2009.

Management believes that if the Company is able to execute on its business plan, its existing cash resources and the cash expected to be generated from operations during fiscal year 2010 along with the availability of the credit facility will be sufficient to meet the Company’s projected operating requirements at least through September 30, 2010 and enable it to continue as a going concern.

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

The Company’s consolidated financial statements include the accounts of Solar EnerTech Corp. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Warranty Cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which the revenue is recognized. The Company’s standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a 10-year and 25-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from its warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates. As of March 31, 2010 and September 30, 2009, the Company’s warranty liabilities were $773,000 and $515,000, respectively. The Company’s warranty costs for the six months ended March 31, 2010 and 2009 were $258,000 and $89,000, respectively. There were no warranty claim payments during the six months ended March 31, 2010 and 2009.

Other Assets

The Company acquired land use rights to a parcel of land from the government in the PRC. All lands in the PRC are owned by the PRC government and cannot be sold to any individual or entity. The government in the PRC, according to relevant PRC law, may sell the right to use the land for a specified period of time. Thus, the Company’s land purchase in the PRC is considered to be leasehold land and recorded as other assets at cost less accumulated amortization. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is for 46.5 years from February 8, 2010 through August 31, 2056.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during the six months ended March 31, 2010 and 2009, respectively.

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

 On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. On August 21, 2008, the two million shares acquired by the Company constituted approximately 7.8% of 21-Century Silicon’s outstanding equity. On March 5, 2009, the Emerging Technology Fund, created by the State of Texas, invested $3.5 million in 21-Century Silicon to expedite innovation and commercialization of research. As of March 31, 2010, the two million shares acquired by the Company have been diluted and constituted approximately 5.5% of 21-Century Silicon’s outstanding equity.

As of March 31, 2010, the Company accounted for the investment in 21-Century Silicon at cost amounting to $1.0 million. There were no impairment indicators associated with the investment.

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

Derivative Financial Instruments and Warrants

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

The Company’s management used the binomial valuation model to value the derivative financial instruments and warrant liabilities at each valuation date. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value. Management selected the binomial model to value these derivative financial instruments and warrants as opposed to the Black-Scholes-Merton model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these derivative financial instruments and warrants.

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

Shipping and Handling Costs

The Company incurred shipping and handling costs of $933,000 and $89,000 for the six months ended March 31, 2010 and 2009, respectively, which are included in selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers.

Research and Development Cost

Expenditures for research activities relating to product development are charged to expense as incurred. Research and development cost for the six months ended March 31, 2010 and 2009 were $233,000 and $771,000, respectively.

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

During the six months ended March 31, 2010 and 2009, the Company had four and three customers, respectively, that accounted for more than 10% of net sales.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, which amended “Fair Value Measurements and Disclosures” (ASC Topic 820) — “Improving Disclosures about Fair Value Measurements”. This guidance amends existing authoritative guidance to require additional disclosures regarding fair value measurements, including the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers into or out of Level 3 of the fair value hierarchy, and presentation on a gross basis of information regarding purchases, sales, issuances, and settlements within the Level 3 rollforward.  This guidance also clarifies certain existing disclosure requirements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements within the Level 3 rollforward, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted this guidance on January 1, 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, which amended “Subsequent Events” (ASC Topic 855) — “Amendments to Certain Recognition and Disclosure Requirements”. The amendments were made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file or furnish its financial statements with the SEC. Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers. While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The Company adopted this guidance on February 24, 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

NOTE 4 — FINANCIAL INSTRUMENTS

Concentration of Credit risk

The Company’s assets that are potentially subject to significant concentration of credit risk are primarily cash and cash equivalents, advance payments to suppliers and accounts receivable.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At March 31, 2010 and September 30, 2009, the Company had approximately $82,000 and $144,000, respectively in excess of insured limits.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivables.  Concentrations of credit risk with respect to accounts receivables are limited because a number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but does not require collateral to support customer receivables. All of the Company’s customers have gone through a very strict credit approval process. The Company diligently monitors the customers’ financial position. The Company has purchased insurance from the China Export & Credit Insurance Company to insure the collectability of the outstanding accounts receivable balances for two key customers. Therefore, the credit risk in accounts receivable is controllable even though the Company has a relatively high accounts receivable balance. During the six months ended March 31, 2010 and 2009, the Company had four customers and three customers, respectively that accounted for more than 10% of net sales.

Foreign exchange risk and translation

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi, Euro and the United States dollar.

The local currency is the functional currency for the China subsidiary.  Assets and liabilities are translated at end of period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income were cumulative foreign currency translation adjustments amounting to $2.5 million and $2.5 million at March 31, 2010 and September 30, 2009, respectively.   Foreign currency transaction gains and losses are included in earnings. For the six months ended March 31, 2010 and 2009, the Company recorded foreign exchange losses of $0.4 million and $0.2 million, respectively.

NOTE 5 — INVENTORIES

At March 31, 2010 and September 30, 2009, inventories consist of:

	March 31, 2010	September 30, 2009
Raw materials	$3,968,000	$1,708,000
Work in process	131,000	945,000
Finished goods	1,433,000	1,342,000
Total inventories	$5,532,000	$3,995,000

NOTE 6 — ADVANCE PAYMENTS AND OTHER

At March 31, 2010 and September 30, 2009, advance payments and other consist of:

	March 31, 2010	September 30, 2009
Prepayment for raw materials	$32,000	$698,000
Others	167,000	101,000
Total advance payments and other	$199,000	$799,000

NOTE 7 — PROPERTY AND EQUIPMENT

At March 31, 2010 and September 30, 2009, property and equipment consists of:

	March 31, 2010	September 30, 2009
Production equipment	$8,014,000	$7,383,000
Leasehold improvements	3,621,000	3,620,000
Machinery	2,808,000	2,749,000
Automobiles	360,000	496,000
Office equipment	340,000	342,000
Furniture	39,000	39,000
Construction in progress	43,000	22,000
Total property and equipment	15,225,000	14,651,000
Less: accumulated depreciation	(5,260,000)	(4,142,000)
Total property and equipment, net	$9,965,000	$10,509,000

NOTE 8 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the six months ended March 31, 2010 and 2009, respectively, except certain minimum taxes.

The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates.

The Company accounts for income taxes using the liability method in accordance with FASB ASC 740, “Income Taxes”, formerly referenced as SFAS No. 109, “Accounting for Income Taxes”. FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements, but have not been reflected in the Company’s taxable income. A valuation allowance is established to reduce deferred tax assets to their estimated realizable value. Therefore, the Company provides a valuation allowance to the extent that the Company does not believe it is more likely than not that the Company will generate sufficient taxable income in future periods to realize the benefit of the Company’s deferred tax assets. As of March 31, 2010 and 2009, the deferred tax asset was subject to a 100% valuation allowance and therefore is not recorded on the Company’s balance sheet as an asset.

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

These Notes bore an interest rate of 6% per annum and were due on March 7, 2010. Under their original terms, the principal amount of the Series A Convertible Notes may be converted at the initial rate of $0.69 per share for a total of 7,246,377 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest). Under their original terms, the principal amount of the Series B Convertible Notes may be converted at the initial rate of $0.57 per share for a total of 21,578,948 shares of common stock (which amount does not include shares of common stock that may be issued for the payment of interest).

The Company evaluated the Notes for derivative accounting considerations under FASB ASC 815 and determined that the notes contained two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative” or “CED”). The compound embedded derivative is measured at fair value both initially and in subsequent periods. Changes in fair value of the compound embedded derivative are recorded in the account “gain (loss) on fair market value of compound embedded derivative” in the accompanying consolidated statements of operations.

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

The Series A and Series B Warrants (including the Advisor Warrants) were classified as a liability, as required by FASB ASC 480, “Distinguishing Liabilities from Equity”, formerly referenced as SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, due to the terms of the warrant agreement which contains a cash redemption provision in the event of a fundamental transaction. The warrants are measured at fair value both initially and in subsequent periods. Changes in fair value of the warrants are recorded in the account “gain (loss) on fair market value of warrant liability” in the accompanying consolidated statements of operations.

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

On January 7, 2010 (the “Conversion Date”), the Company entered into a Series A and Series B Notes Conversion Agreement (the “Conversion Agreement”) with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to restructure the terms of the Notes. Pursuant to the terms of the Conversion Agreement, the Notes are to be automatically converted into shares of the Company’s common stock at a conversion price which was reduced from $0.69 and $0.57, respectively, to $0.15 per share and were amended to eliminate the maximum ownership percentage restriction prior to such conversion.  Under the Conversion Agreement, the Notes were amended and election has been taken such that all outstanding principal, all accrued but unpaid interest, and all accrued and unpaid Late Charges (as defined in the Notes) with respect to all of the outstanding Notes would automatically be converted into shares of the Company’s common stock at a conversion price of $0.15 per share effective as of the Conversion Date. As of the Conversion Date, each Note no longer represents a right to receive any cash payments (including, but not limited to, interest payments) and only represents a right to receive the shares of common stock into which such Note has been converted into. On January 7, 2010, approximately $9.8 million of the Series A and B Convertible Notes were effectively converted into 64,959,227 shares of the Company’s common stock, and the remaining $1.8 million of the Series B Notes were exchanged into another convertible note as further discussed below. In connection with the Conversion Agreement, on January 7, 2010, the Company entered into an Amendment (the “Warrant Amendment”) to the Series A, Series B and Series C Warrants with the holders of at least a majority of the common stock underlying each of its outstanding Series A Warrants, Series B Warrants and Series C Warrants (collectively the “PIPE Warrants”). The Warrant Amendment reduced the exercise price for all of the PIPE Warrants from $1.21, $0.90 and $1.00, respectively, to $0.15, removed certain maximum ownership provisions and removed anti-dilution provisions for lower-priced security issuances.

The Conversion Agreement resulted in modifications or exchanges of the Notes and PIPE Warrants, which should be accounted for pursuant to FASB ASC 405-20, “Liabilities” and FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No. 96-19, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments". The combination of the adjustment to conversion price and the automatic conversion of the Notes effectively resulted in the settlement of the Notes through the issuance of shares of the Company’s common stock and amendment of the PIPE Warrants’ terms. Since the Company is relieved of its obligation for the Notes, the transaction is accounted for as an extinguishment of the Notes upon issuance of ordinary shares and modification of the PIPE Warrants’ terms. The loss on extinguishment associated with the Conversion Agreement amounted to approximately $17.2 million.

On January 19, 2010, a holder of approximately $1.8 million of the Company’s formerly outstanding Series B Notes and Series B Warrants (hereinafter referred to as the “Holder”) of the Company’s common stock disputed the effectiveness of the Conversion Agreement and the Warrant Amendment.  Accordingly, the Holder did not tender its Series B Notes for conversion. After negotiations with the Holder, on March 19, 2010, the Company entered into an Exchange Agreement with the Holder (the “Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) to the Holder along with 283,498 shares of the Company’s common stock as settlement of the accrued interest on the Holder’s Series B Notes and 666,666 shares of the Company’s common stock as settlement of the outstanding dispute regarding the effectiveness of the Company’s Conversion Agreement and the Warrant Amendment.  The Company did not capitalize any financing costs associated with the issuance of the Series B-1 Note.

The Exchange Agreement resulted in modifications or exchanges of the Holder’s Series B Notes, which should be accounted for pursuant to FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No. 96-19, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", and FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No.06-06, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments". The loss on debt extinguishment associated with the Exchange Agreement amounted to approximately $1.3 million.

The Company evaluated the Series B-1 Note for derivative accounting considerations under FASB ASC 815 and determined that the Series B-1 Note contained two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”). The compound embedded derivative is measured at fair value both initially and in subsequent periods. Changes in fair value of the compound embedded derivative are recorded in the account “gain (loss) on fair market value of compound embedded derivative” in the accompanying consolidated statements of operations.

The loss on debt extinguishment is computed as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Fair value of the common shares	$18,838,000	$135,000	$18,838,000	$281,000
Fair value of Series B-1 Note	3,108,000	-	3,108,000	-
Unamortized deferred financing costs associated with the converted notes	594,000	59,000	594,000	127,000
Fair value of the CED liability associated with the converted notes	(74,000)	(13,000)	(74,000)	(27,000)
Accreted amount of the notes discount	(7,519,000)	-	(7,519,000)	110,000
Common shares issued in conjunction with Series B-1 Note	100,000	-	100,000	-
Loss on extinguishment of warrants	3,502,000	-	3,502,000	-
Loss on debt extinguishment	$18,549,000	$181,000	$18,549,000	$491,000

During the three months and six months ended March 31, 2010, the Company recorded a cumulative loss on debt extinguishment of approximately $18.5 million as a result of the Conversion Agreement and the Exchange Agreement.

During the three and six months ended March 31, 2009, $0.4 million and $0.8 million of Series A and B Convertible Notes were converted into the Company’s common shares, respectively. The Company recorded a loss on debt extinguishment of $0.2 million and $0.5 million, respectively as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates.

The following table summarizes the valuation of the Notes and the related Compound Embedded Derivative, the Series A and Series B Warrants (including the Advisor Warrants), and the Series B-1 Note and the related Compound Embedded Derivative:

Amount
Carrying amount of notes at September 30, 2008	$85,000
Amortization of note discount and conversion effect	2,976,000
Carrying amount of notes at September 30, 2009	3,061,000
Amortization of note discount and conversion effect	(3,061,000)
Carrying amount of notes at March 31, 2010	$-

Carrying amount of Series B-1 Note at March 19, 2010	$1,815,000
Fair value of compound embedded derivative liabilities	(1,573,000)
Loss on debt extinguishment	1,293,000
Carrying amount of Series B-1 Note at March 31, 2010	$1,535,000

Fair value of warrant liability at September 30, 2008	$3,412,000
Gain on fair market value of warrant liability	(1,344,000)
Fair value of warrant liability at September 30, 2009	2,068,000
Loss on PIPE warrant extinguishment	3,502,000
Cashless exercise of warrants	(157,000)
Gain on fair market value of warrant liability	(2,976,000)
Fair value of warrant liability at March 31, 2010	$2,437,000

Fair value of Series A and B compound embedded derivative at September 30, 2008	$980,000
Gain on fair market value of embedded derivative liability	(770,000)
Conversion of Series A and B Notes	(32,000)
Fair value of compound embedded derivative at September 30, 2009	178,000
Gain on fair market value of embedded derivative liability	(104,000)
Loss on debt extinguishment	(74,000)
Fair value of Series A and B compound embedded derivative at March 31, 2010	$-

Fair value of the Series B-1 compound embedded derivative liabilities at March 19, 2010	$1,573,000
Gain on fair market value of embedded derivative liability	(294,000)
Fair value of the Series B-1compound embedded derivative liabilities at March 31, 2010	$1,279,000

Series B-1 Note

The material terms of the Series B-1 Note are as follows:

Interest Payments

The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012. Accrued interest is payable quarterly in arrears on each of January 1, April 1, July 1 and October 1 , beginning on the first such date after issuance, in cash or registered shares of common stock at the option of the Company. If the Company elects to pay any interest due in registered shares of the Company’s common stock : (i) the issuance price will be 90% of the 5-day weighted average price of the common stock ending on the day prior to the interest payment due date, and (ii) a trigger event shall not have occurred.

Voting Rights

The holder of the Series B-1 Note does not have voting rights under these agreements.

Dividends

Until all amounts owed under the Series B-1 Note have been converted, redeemed or otherwise satisfied in accordance with their terms, the Company shall not, directly or indirectly, redeem, repurchase or declare or pay any cash dividend or distribution on its capital stock without the prior express written consent of the required holders.

Conversion Right

At any time or times on or after the issuance date of the Series B-1 Note, the holder is entitled to convert, at the holder’s sole discretion, any portion of the outstanding and unpaid conversion amount (principal, accrued and unpaid interest and accrued and unpaid late charges) may be converted into fully paid and non-assessable shares of common stock, at the conversion rate discussed next.

Conversion Rate

The number of shares of common stock issuable upon conversion of the Series B-1 Note is determined by dividing (x) the conversion amount (principal, interest and late charges accrued and unpaid), by (y) the then applicable conversion price (initially $0.15 for Series B-1 Note, subject to adjustment as provided in the agreement). No adjustment in the conversion price of the Series B-1 Note will be made in respect of the issuance of additional shares of common stock unless the consideration per share of an additional share of common stock issued or deemed to be issued by the Company is less than the conversion price of the Series B-1 Note in effect on the date of, and immediately prior to, such issuance. Should the outstanding shares of common stock increase (by stock split, stock dividend, or otherwise) or decrease (by reclassification or otherwise), the conversion price of the Series B-1 Note in effect immediately prior to the change shall be proportionately adjusted.

Redemptions

Each of the following events shall constitute a trigger event, permitting the holder the right of redemption:

1)
The suspension from trading or failure of the common stock to be listed on the principal market or an eligible market for a period of five (5) consecutive trading days or for more than an aggregate of ten (10) trading days in any 365-day period;

2)
The Company’s (A) failure to cure a conversion failure by delivery of the required number of shares of common stock within ten (10) trading days after the applicable conversion date or (B) notice, written or oral, to any holder of the Series B-1 Note, including by way of public announcement or through any of its agents, at any time, of its intention not to comply with a request for conversion of any Series B-1 Note into shares of common stock that is tendered in accordance with the provisions of the Series B-1 Note;

3)
The Company's failure to pay to the Holder any amount of Principal (including, without limitation, any redemption payments), Interest, Late Charges or other amounts when and as due under this Series B-1 Note except, in the case of a failure to pay any Interest and Late Charges when and as due, in which case only if such failure continues for a period of at least five (5) Business Days;

4)
 (A) The occurrence of any payment default or other default under any indebtedness of the Company or any of its subsidiaries that results in a redemption of or acceleration prior to maturity of $100,000 or more of such indebtedness in the aggregate, or (B) the occurrence of any material default under any indebtedness of the Company or any of its subsidiaries having an aggregate outstanding balance in excess of $100,000 and such default continues uncured for more than ten (10) business days, other than, in each case (A) or (B) above, or a default with respect to any other Series B-1 Note;

5)
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

6)
A court of competent jurisdiction enters an order or decree under any bankruptcy law that (A) is for relief against the Company or any of its subsidiaries in an involuntary case, (B) appoints a custodian of the Company or any of its subsidiaries or (C) orders the liquidation of the Company or any of its subsidiaries;

7)
A final judgment or judgments for the payment of money aggregating in excess of $250,000 are rendered against the Company or any of its subsidiaries and which judgments are not, within sixty (60) days after the entry thereof, bonded, discharged or stayed pending appeal, or are not discharged within sixty (60) days after the expiration of such stay; provided, however, that any judgment which is covered by insurance or an indemnity from a credit worthy party shall not be included in calculating the $250,000 amount set forth above so long as the Company provides the holder with a written statement from such insurer or indemnity provider (which written statement shall be reasonably satisfactory to the holder) to the effect that such judgment is covered by insurance or an indemnity and the Company will receive the proceeds of such insurance or indemnity within thirty (30) days of the issuance of such judgment; and

8)
The Company breaches any representation, warranty, covenant or other term or condition of any transaction document, except, in the case of a breach of a covenant which is curable, only if such breach continues for a period of at least ten (10) consecutive business days.

At any time after becoming aware of a trigger event, the holder may require the Company to redeem all or any portion of the Series B-1 Note at an amount equal to any accrued and unpaid liquidated damages, plus the greater of (A) the conversion amount to be redeemed multiplied by the redemption premium (125% for trigger events described above in subparagraphs 1 to 5 and 8 above or 100% for other events), or (B) the conversion amount to be redeemed multiplied by the quotient of (i) the closing sale price at the time of the trigger event (or at the time of payment of the redemption price, if greater) divided by (ii) the conversion price, provided, however, (B) shall be applicable only in the event that a trigger event of the type specified above in subparagraphs 1, 2 or 3 has occurred and remains uncured or the conversion shares otherwise could not be received or sold by the holder without any resale restrictions.

Rights upon Fundamental Transaction, Change of Control and Qualified Financing

1)	Assumption. The Company may not enter into or be party to a fundamental transaction, as such terms is defined in the Series B-1 Note, unless:

•	The successor entity assumes in writing all of the obligations of the Company under the Series B-1 Note and related documents; and
•	The successor entity (including its parent entity) is a publicly traded corporation whose common stock is quoted on or listed for trading on an eligible market.

2)
Redemption Right on Change of Control. At any time during the period beginning on the date of the holder’s receipt of a change of control notice and ending twenty (20) trading days after the consummation of such change of control, the holder may require the Company to redeem all or any portion of the Series B-1 Note in cash for an amount equal to any accrued and unpaid liquidated damages, plus the greater of (i) the product of (x) the conversion amount being redeemed and (y) the quotient determined by dividing (A) the greater of the closing sale price of the common stock immediately prior to the consummation of the change of control, the closing sale price immediately following the public announcement of such proposed change of control and the closing sale price of the common stock immediately prior to the public announcement of such proposed change of control by (B) the conversion price and (ii) 125% of the conversion amount being redeemed.

3)
Redemption Right on Subsequent Financing. In the event that the Company or any of its subsidiaries shall issue any of its or its subsidiaries' equity or equity equivalent securities, or commit to issue or sell in one or more series of related transactions or financings, including without limitation any debt, preferred stock or other instrument or security that is, at any time during its life and under any circumstances, convertible into or exchangeable or exercisable for shares of common stock, options or convertible securities (any such offer, sale, grant, disposition or announcement of such current or future committed financing is referred to as a "Subsequent Financing"), the Company is obligated to provide the Holder written notice of the Subsequent Financing and the Holder, at its option, may require the Company to redeem the Series B-1 Note up to the Redemption Amount.  .

(A) In the event that the Gross Proceeds of the Subsequent Financing equals or exceeds $15,000,000 (a “Qualified Financing”), the “Redemption Amount” shall equal 100% of the Principal Amount then outstanding.  For purposes hereof, “Gross Proceeds” shall mean the aggregate proceeds received or receivable by the Company in respect of one or more series of related future transactions or financings for which the Company is committed in connection with such Qualified Financing.

(B)In the event that the Gross Proceeds of the Subsequent Financing is less than $15,000,000, the Redemption Amount shall equal a pro-rated portion of the Principal Amount equaling a ratio, the numerator of which is the amount of proceeds raised by the Company in the Subsequent Financing and the denominator which is $15,000,000.

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

In connection with the Conversion Agreement, on January 7, 2010, the Company entered into an Amendment (the “Warrant Amendment”) to the Series A, Series B and Series C Warrants with the holders of at least a majority of the common stock underlying each of its outstanding Series A Warrants, Series B Warrants and Series C Warrants (collectively the “PIPE Warrants”). The Warrant Amendment reduced the exercise price for all of the PIPE Warrants from $1.21, $0.90 and $1.00, respectively, to $0.15, removed certain maximum ownership provisions and removed anti-dilution provisions for lower-priced security issuances. Given the above, the liability associated with the PIPE Warrants at the pre Conversion Agreement exercise price was considered extinguished and was replaced with the liability associated with the PIPE Warrants at the post Conversion Agreement exercise price, which were recorded at fair value.

A summary of outstanding warrants as of March 31, 2010 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Extinguishment in accordance with the Conversion Agreement	(53,143,506)	N/A	Loss on debt extinguishment
Issuance in accordance with the Conversion Agreement	53,143,506	0.15	Warrant liabilities
Cashless exercise of warrants	(1,147,394)	0.15	Additional paid in capital
Outstanding at March 31, 2010	55,229,796

At March 31, 2010, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.15	51,996,112	$0.15	2.34
$0.57-$0.88	3,233,684	$0.71	2.27

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

Issuance of fully vested restricted stock to our former Board of Directors

On January 12, 2010, the Company issued 400,000 shares of fully vested restricted stock to the Company’s former board of directors on their resignation date. As the former directors no longer provide services to the Company, these awards were properly accounted for as awards to non-employees in accordance with FASB ASC 718.

The following table summarizes the activity of the Company’s unvested restricted stock units as of March 31, 2010 and changes during the six months ended March 31, 2010:

	Number of shares	Weighted average fair value
Unvested as of September 30, 2008	25,250,000	$0.62
Restricted stock cancelled	(2,100,000)	$0.62
Unvested as of September 30, 2009	23,150,000	$0.62
Restricted stock cancelled	(2,400,000)	$0.62
Restricted stock granted	400,000	$0.31
Restricted stock vested	(400,000)	$0.31
Unvested as of March 31, 2010	20,750,000	$0.62

The total unvested restricted stock as of March 31, 2010 and September 30, 2009 were 20,750,000 and 23,150,000 shares, respectively.

Stock-based compensation expense for restricted stock for the three and six months ended March 31, 2010 were $0.8 million and $1.4 million, respectively. As of March 31, 2010, the total unrecognized compensation cost net of forfeitures relate to unvested awards not yet recognized is $3.8 million and is expected to be amortized over a weighted average period of 1.4 years.

Issuance of common shares to non-employees

On February 1, 2010, the Company issued 400,000 shares of common stock to the Company’s third party financial advisors. These awards were properly accounted for as awards to non-employees in accordance with FASB ASC 718.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of March 31, 2010 and September 30, 2009, 12,660,000 and 12,060,000 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Option Available For Grant	Number of Option Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2008	7,339,375	7,660,625	$0.39	$0.62
Options granted	(500,000)	500,000	$0.13	$0.20
Options cancelled	5,220,625	(5,220,625)	$0.39	$0.62
Balance at September 30, 2009	12,060,000	2,940,000	$0.32	$0.55
Options granted	(250,000)	250,000	$0.20	$0.32
Options cancelled	850,000	(850,000)	$0.42	$0.62
Balance at March 31, 2010	12,660,000	2,340,000	$0.27	$0.50

The total fair value of shares vested during the six months ended March 31, 2010 and 2009 were $17,000 and $242,000, respectively.

At March 31, 2010 and September 30, 2009, 2,340,000 and 2,940,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 7.47 years and 6.98 years, respectively. Of these options, 1,568,750 and 2,333,127 shares were vested and exercisable on March 31, 2010 and September 30, 2009, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.62 and 6.56 years, respectively.

The fair values of employee stock options granted during the three and six months ended March 31, 2010 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended	Six Months Ended
	March 31, 2010	March 31, 2010
Volatility	93.00%	93.00%
Expected dividend	0.0%	0.0%
Risk-free interest rate	1.70%	1.70%
Expected term in years	3.32	3.32
Weighted-average fair value	$0.20	$0.20

There were no employee stock options granted during the three and six months ended March 31, 2009.

In accordance with the provisions of FASB ASC 718, the Company has recorded stock-based compensation expense of $0.8 million and $1.5 million for the three and six months ended March 31, 2010, respectively, which include the compensation effect for the options repriced and restricted stock. The Company recorded $0.4 million and $0.6 million for the three and six months ended March 31, 2009, respectively, which include the compensation effect for the options repriced and restricted stock. The stock-based compensation expense is based on the fair value of the options at the grant date.  The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

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

The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2010:

	Fair Value at March 31, 2010	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$1,279,000	-	-	$1,279,000
Warrant liabilities	2,437,000	-	-	2,437,000

Total liabilities	$3,716,000	-	-	$3,716,000

The method used to estimate the value of the Series B-1 Note compound embedded derivatives (“CED”) was a binomial model with the following assumptions:

March 31, 2010
Implied term(years)	1.97
Suboptimal exercise factor	2.50
Volatility	84.70%
Dividend yield	0.00%
Risk-free interest rate	1.01%

The fair value of the Series A and Series B Warrants (including the Advisor Warrants) were estimated using a binomial valuation model with the following assumptions:

	March 31, 2010	September 30, 2009
Implied term (years)	1.93	2.43
Suboptimal exercise factor	2.5	2.5
Volatility	84%	106%
Dividend yield	0%	0%
Risk free interest rate	0.99%	1.15%

The carrying values of cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, accrued liabilities and amounts due to related party approximate fair value because of the short-term maturity of these instruments. The Company does not invest its cash in auction rate securities.

At March 31, 2010, the principal outstanding and the carrying value of the Company’s Series B-1 Note were $1.8 million and $1.5 million, respectively. The Series B-1 Note contains two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”), which are measured at fair value both initially and in subsequent periods. The fair value of the convertible notes can be determined based on the fair value of the entire financial instrument. However, it was not practicable to estimate the fair value of the convertible notes because the Company has to incur excessive costs to estimate the fair value.

NOTE 12 — COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net loss	$(19,158,000)	$(5,542,000)	$(23,082,000)	$(9,343,000)
Other comprehensive income:
Change in foreign currency translation	5,000	(9,000)	11,000	(48,000)
Comprehensive loss	$(19,153,000)	$(5,551,000)	$(23,071,000)	$(9,391,000)

The accumulated other comprehensive income at March 31, 2010 and September 30, 2009 comprised of accumulated translation adjustments of $2.5 million and $2.5 million, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Research and development commitment

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollars based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 6.8263 as of March 31, 2010.

Year	Amount
2010	2,606,000
2011	1,113,000

Total	$3,719,000

The Company intends to increase research and development spending as it grows its business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Due to the delay in the progress of research and development activities, the amount of $1.7 million originally committed to be paid during fiscal years 2009 and 2008 has not been paid as of March 31, 2010, as Shanghai University has not incurred the additional costs to meet its research and development milestones and therefore has not made the request for payments. If the Company fails to make payments, when requested, it is deemed to be a breach of the agreement. If the Company is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of March 31, 2010, the Company is not in breach as it has not received any additional compensation requests from Shanghai University.

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

Capital commitments

On August 21, 2008, we entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, a polysilicon manufacturer based in Dallas, Texas, for $1.0 million in cash. We are obligated to acquire an additional two million shares at the same per share price upon the first polysilicon shipment meeting the quality specifications determined solely by the. In connection with the equity purchase agreement, we have also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. On August 21, 2008, the two million shares acquired by us constituted approximately 7.8% of 21-Century Silicon’s outstanding equity. On March 5, 2009, the Emerging Technology Fund created by the State of Texas, invested $3.5 million in 21-Century Silicon. As of March 31, 2010, we have not yet acquired the additional two million shares as the product shipments have not occurred. Accordingly, as of March 31, 2010, the two million shares acquired by us have been diluted and constituted approximately 5.5% of 21-Century Silicon’s outstanding equity.

On January 15, 2010, the Company incorporated a wholly-owned subsidiary in Yizheng, Jiangsu province of China to supplement its existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, the Company will have to raise funds or otherwise obtain the approval of local authorities to reduce the amount of registered capital for the subsidiary. The registered capital requirement outstanding as of March 31, 2010 is $23.4 million.

On February 8, 2010, the Company acquired land use rights of a parcel of land at the price of approximately $0.7 million. This piece of land is 68,025 square meters and is located in Yizheng, Jiangsu province of China, which will be used to house the Company’s second manufacturing facility. As part of the acquisition of the land use right, the Company is required to complete construction of the facility by February 8, 2012.

NOTE 14 — RELATED PARTY TRANSACTIONS

At March 31, 2010 and September 30, 2009, the accounts payable and accrued liabilities, related party balance was $5.7 million and $5.6 million, respectively. The $5.7 million accrued liability represents $4.7 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

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

Our solar cells and modules are sold under the brand name “SolarE”.  Our total revenue for the six months ended March 31, 2010 was $35.4 million and our end users are mainly in Europe.  In anticipation of entering the US market, we have established a marketing, purchasing and distribution office in Mountain View, California. Our goal is to become a worldwide supplier of PV cells and modules.

We purchase our key raw materials, silicon wafer, from the spot market.  We do not have a long term contract with any silicon supplier.  However, on August 21, 2008, we entered into an equity purchase agreement with 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”) to acquire two million shares of common stock, for $1 million cash. As of March 31, 2010 the two million shares acquired by us constituted approximately 5.5% of 21-Century Silicon’s outstanding equity.  Related to the equity purchase agreement, we also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. Through its proprietary technology, processes and methods, 21-Century Silicon is planning to manufacture solar-grade polysilicon at a lower manufacturing and plant setup cost, as well as a shorter plant setup time than those of its major competitors. If 21-Century Silicon's manufacturing goals are met, 21-Century Silicon’s customers, including us, will benefit from the cost advantages and will expect to receive a high-purity product at a price significantly lower than that offered elsewhere within the industry.

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

Pursuant to the terms of the JV Agreement, Jiangsu Shunda would own 55% of the Joint Venture Company, we would own 35% of the Joint Venture Company and the remaining 10% of the Joint Venture Company would be owned by the Joint Venture Company’s management.  The Joint Venture Company’s Board of Directors consist of five directors: three of the directors are nominated by Jiangsu Shunda and two of whom were nominated by us.  Furthermore, Mr. Yunda Ni, the President of Jiangsu Shunda, serves as the Joint Venture Company’s Chairman of the Board and Mr. Leo Shi Young, our Chief Executive Officer serves as the Joint Venture Company’s Vice Chairman of the Board.  Jiangsu Shunda is responsible for managing the Joint Venture Company in China and we are responsible for managing the Joint Venture Company in the United States.  The JV Agreement is valid for 18 months. As of March 31, 2010, due to the foreign currency controls imposed by PRC government, Jiangsu Shunda and the Company have not contributed any capital to the Joint Venture Company and no equity interest has been issued to either Jiangsu Shunda or the Company.

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

On January 7, 2010 (the “Conversion Date”), we entered into a Series A and Series B Notes Conversion Agreement (the “Conversion Agreement”) with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to restructure the terms of the Notes. On January 7, 2010, as part of the Conversion Agreement, approximately $9.8 million of convertible notes outstanding were successfully converted into shares of our common stock. On January 19, 2010, a holder of approximately $1.8 million of our formerly outstanding Series B Notes and Series B Warrants disputed the effectiveness of the Conversion Agreement and the Warrant Amendment.  Accordingly, the holder did not tender its Series B Notes for conversion. After negotiations with the Holder, on March 19, 2010, the Company entered into an Exchange Agreement with the Holder (“Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) due on March 19, 2012, which extended the original maturity date by 24 month, in exchange for the Series B Notes.

Our future operations are dependent upon the achievement of profitable operations. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

Environmental, Health and Safety Regulations

We will use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our manufacturing activities. We are subject to a variety of federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. We are also subject to occupational health and safety regulations designed to protect worker health and safety from injuries and adverse health effects from exposure to hazardous chemicals and working conditions. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Solar Energy Industry

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions by fossil fuel, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and depletion and limited supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the U.S., EPACT enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country's history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible.

Government Subsidies and Incentives

Various subsidies and tax incentive programs exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost of size of a customer's solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer's taxes at the time the taxes are due. Under net metering programs, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer "lends" electricity to the grid, retrieving an equal amount of power at a later Net time metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on our ability to sell our products

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-K filed for the year ended September 30, 2009 with the Securities and Exchange Commission. For a description of those critical accounting policies, please refer to our 2009 Annual Report on Form 10-K.

Recent Accounting Pronouncements

For recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3 – Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Results of Operations for the three and six months ended March 31, 2010 and 2009

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K and its subsequent amendments.

Revenues, Cost of Sales and Gross Profit (Loss)

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$17,751,000	100.0%	$4,412,000	100.0%	$13,339,000	302.3%
Cost of sales	(16,824,000)	(94.8)%	(5,714,000)	(129.5)%	(11,110,000)	194.4%
Gross profit (loss)	$927,000	5.2%	$(1,302,000)	(29.5)%	$2,229,000	(171.2)%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$35,444,000	100.0%	$9,496,000	100.0%	$25,948,000	273.3%
Cost of sales	(32,586,000)	(91.9)%	(13,134,000)	(138.3)%	(19,452,000)	148.1%
Gross profit (loss)	$2,858,000	8.1%	$(3,638,000)	(38.3)%	$6,496,000	(178.6)%

For the three months ended March 31, 2010, we reported total revenue of $17.8 million, representing an increase of $13.3 million or 302.3% compared to $4.4 million of revenue in the same period of the prior year.  The increase in revenue was due to the strong organic growth from our existing customers in a growing market and increased sales orders from new customers as a result of heightened efforts by our sales and marketing team. Specifically, during the last quarter of fiscal year 2009, we acquired a new key customer, specifically a 10MW contract with a German system integrator, and in the first quarter of fiscal year 2010, we signed a 15 MW and a 10MW contracts with existing customers. Both of these events contributed to the increased in sales volume during the three months ended March 31, 2010.

For the six months ended March 31, 2010, we recorded $35.4 million in revenue which comprised of $28.6 million in solar module sales, $4.7 million in cell sales and $2.1 million in resale of raw materials compared to $9.5 million of revenue in the same period of the prior year which comprised of $9.0 million in solar module sales and $0.5 million in resale of raw materials. The increase in revenue resulted from increases in solar module shipments from 2.97MW for the six months ended March 31, 2009 to 11.53MW for the six months ended March 31, 2010.

For the three months ended March 31, 2010, we incurred a gross profit of $0.9 million, representing an increase of $2.2 million or 171.2% compared to negative gross profit of $1.3 million in the same period of the prior year.  The increase in gross profit was primarily due to the decrease in raw material prices, specifically silicon wafer prices which offset the decrease in module sales prices. Silicon wafer prices decreased approximately 39% from RMB26.7/piece during the three months ended March 31, 2009 to RMB16.2/piece during the three months ended March 31, 2010. The increase in gross profit was also due to economies of scale generated from higher production volume, which lowered per unit production cost. In addition, the Company has continued with its various cost cutting programs and renegotiated most of its vendor contracts to reduce operating expenses.

For the six months ended March 31, 2010, we incurred a gross profit of $2.9 million, representing an increase of $6.5 million or 178.6% compared to negative gross profit of $3.6 million in the same period of the prior year.  The increase in gross profit was primarily due to the decrease in raw material prices, specifically the silicon wafer prices which offset the decrease in module sales prices. Silicon wafer prices decreased approximately 52% from RMB33.6/piece during the six months ended March 31, 2009 to RMB16.2/piece during the six months ended March 31, 2010. The increase in gross profit was also due to economies of scale generated from higher production volume, which lowered per unit production cost. In addition, the Company has continued with its various cost cutting programs and renegotiated most of its vendor contracts to reduce operating expenses.

Selling, general & administrative

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$2,550,000	14.4%	$3,086,000	69.9%	$(536,000)	(17.4)%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$4,768,000	13.5%	$5,647,000	59.5%	$(879,000)	(15.6)%

For the three months ended March 31, 2010, our selling, general and administrative expenses were $2.6 million, representing a decrease of $0.5 million or 17.4% from $3.1 million in the three months ended March 31, 2009. Selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 2010 decreased to 14.4% from 69.9% for the three months ended March 31, 2009. The decrease in the selling, general and administrative expenses were primarily due to a decrease of $0.4 million in stock-based compensation expenses related to employee options and restricted stock from $1.2 million for the three months ended March 31, 2009 to $0.8 million for the three months ended March 31, 2010. Excluding stock-based compensation expenses, our selling, general & administrative expenses decreased by approximately $0.1 million primarily due to the write-off of the advance payments in the three months ended March 31, 2009.

For the six months ended March 31, 2010, our selling, general and administrative expenses were $4.8 million, representing a decrease of $0.9 million or 15.6% from $5.6 million in the six months ended March 31, 2009. Selling, general and administrative expenses as a percentage of net sales for the six months ended March 31, 2010 decreased to 13.5% from 59.5% for the six months ended March 31, 2009. The decrease in the selling, general and administrative expenses were primarily due to a decrease of $0.8 million in stock-based compensation expenses related to employee options and restricted stock from $2.3 million for the six months ended March 31, 2009 to $1.5 million for the six months ended March 31, 2010. Excluding stock-based compensation expenses, our selling, general & administrative expenses decreased by approximately $0.1 million primarily due to the write-off of the advance payments in the six months ended March 31, 2009.

Research & development

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$125,000	0.7%	$436,000	9.9%	$(311,000)	(71.3)%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$233,000	0.7%	$771,000	8.1%	$(538,000)	(69.8)%

Research and development expenses in the three months ended March 31, 2010 were $0.1 million, representing a decrease of $0.3 million or 71.3% over $0.4 million for the three months ended March 31, 2009. Research and development expenses as a percentage of net sales for the three months ended March 31, 2010 decreased to 0.7% from 9.9% for the three months ended March 31, 2009. The decrease in research and development expenses were mainly due to a decrease of $0.3 million in stock-based compensation expenses related to employee options and restricted stock from $0.3 million for the three months ended March 31, 2009 to $19,000 for the three months ended March 31, 2010.

Research and development expense in the six months ended March 31, 2010 of $0.2 million, representing a decrease of $0.5 million or 69.8 % over $0.8 million for the six months ended March 31, 2009. Research and development expense as a percentage of net sales for the six months ended March 31, 2010 decreased to 0.7% from 8.1% for the six months ended March 31, 2009. The decrease in research and development expenses were mainly due to a decrease of $0.5 million in stock-based compensation expenses related to employee options and restricted stock from $0.6 million for the six months ended March 31, 2009 to $42,000 for the six months ended March 31, 2010.

Excluding stock-based compensation expenses, the research and development expense slightly increased for the three and six months ended March 31, 2010 compared to the three and six months ended March 31, 2009 mainly as a result of our funding of the development contract with Shanghai University amounting to $44,000. In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding an additional $3.7 million in the next 2 years. The delay in the payment of remaining fiscal years 2008 and 2009 total commitments of $1.7 million could lead to Shanghai University requesting the Company pay the committed amount within a short time frame. If the Company does not pay and is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of the date of this report, we have not received any additional compensation requests from Shanghai University. We expect to increase our funding to research and development activities as we grow our business.

Loss on debt extinguishment

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$18,549,000	104.5%	$181,000	4.1%	$18,368,000	10,148.1%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$18,549,000	52.3%	$491,000	5.2%	$18,058,000	3,677.8%

During the three months and six months ended March 31, 2010, the Company recorded a cumulative loss on debt extinguishment of approximately $18.5 million as a result of the Conversion Agreement and the Exchange Agreement.

During the three and six months ended March 31, 2009, $0.4 million and $0.8 million of Series A and B Convertible Notes were converted into the Company’s common shares, respectively. The Company recorded a loss on debt extinguishment of $0.2 million and $0.5 million, respectively as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates.

Other income (expense)

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$1,000	0.0%	$3,000	0.1%	$(2,000)	(66.7)%
Interest expense	(899,000)	(5.1)%	(558,000)	(12.6)%	(341,000)	61.1%
Gain on change in fair market value of compound embedded derivative	294,000	1.7%	113,000	2.6%	181,000	160.2%
Gain on change in fair market value of warrant liability	2,055,000	11.6%	99,000	2.2%	1,956,000	1,975.8%
Other expense	(312,000)	(1.8)%	(194,000)	(4.4)%	(118,000)	60.8%
Total other income (expense)	$1,139,000	6.4%	$(537,000)	(12.2)%	$1,676,000	(312.1)%

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$4,000	0.0%	$10,000	0.1%	$(6,000)	(60.0)%
Interest expense	(5,324,000)	(15.0)%	(923,000)	(9.7)%	(4,401,000)	476.8%
Gain on change in fair market value of compound embedded derivative	398,000	1.1%	588,000	6.2%	(190,000)	(32.3)%
Gain on change in fair market value of warrant liability	2,976,000	8.4%	1,743,000	18.4%	1,233,000	70.7%
Other expense	(444,000)	(1.3)%	(214,000)	(2.3)%	(230,000)	107.5%
Total other income (expense)	$(2,390,000)	(6.7)%	$1,204,000	12.7%	$(3,594,000)	(298.5)%

For the three months ended March 31, 2010, total other income were $1.1 million, representing an increase of $1.7 million or 312.1% compared to total other expense of $0.5 million for the same period of the prior year. Other income as a percentage of net sales for the three months ended March 31, 2010 was a 6.4% compared to a negative 12.2% for the same period in the prior year. We incurred interest expenses of $0.9 million and $0.6 million in the three months ended March 31, 2010 and 2009, respectively, primarily related to the amortization of the discount on the convertible notes and deferred financing cost, and 6% interest charges on Series A and B Convertible Notes. In the three months ended March 31, 2010, we recorded a gain on change in fair market value of warranty liability of $2.1 million and a gain on change in fair market value of compound embedded derivative of $0.3 million compared to a gain on change in fair market value of warrant liability of $0.1 million and a gain on change in fair market value of compound embedded derivative of $0.1 million during the three months ended March 31, 2009. The lower conversion price of the compound embedded derivative and warrant in the three months ended March 31, 2010 compared to that in the three months ended March 31, 2009 resulted in less decrease in the fair value of the compound embedded derivative and warrant liability and less gains on change in fair market value of the compound embedded derivative and warrant liability. Other expenses of $0.3 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively, were primarily related to foreign exchange loss.

For the six months ended March 31, 2010, total other expenses were $2.4 million, representing a decrease of $3.6 million or 298.5% compared to total other income of $1.2 million for the same period of the prior year. Other expenses as a percentage of net sales for the six months ended March 31, 2010 decreased to a negative 6.7% from a positive 12.7% for the six months ended March 31, 2009. In the six months ended March 31, 2010, we recorded a gain on change in fair market value of compound embedded derivative of $0.4 million and a gain on change in fair market value of warrant liability of $3.0 million compared to a gain on change in fair market value of compound embedded derivative of $0.6 million and a gain on change in fair market value of warrant liability of $1.7 million during the six months ended March 31, 2009. The lower conversion price of the compound embedded derivative and warrant in the three months ended March 31, 2010 compared to that in the three months ended March 31, 2009, resulted in less decrease in the fair value of the compound embedded derivative and warrant liability and less gains on change in fair market value of the compound embedded derivative and warrant liability. We incurred interest expenses of $5.3 million and $0.9 million in the six months ended March 31, 2010 and 2009, respectively, primarily related to the amortization of the discount on the convertible notes and deferred financing cost, and 6% interest charges on Series A and B Convertible Notes. Other expenses of $0.4 million and $0.2 million for the six months ended March 31, 2010 and 2009, respectively, were primarily related to foreign exchange loss.

Liquidity and Capital Resources

	March 31, 2010	September 30, 2009	Change

Cash and cash equivalents	$897,000	$1,719,000	$(822,000)

As of March 31, 2010, we had cash and cash equivalents of $0.9 million, as compared to $1.7 million at September 30, 2009. We will require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future. In order to continue as a going concern, we will need to continue to generate new sales while controlling our costs.  If we are unable to successfully generate enough revenues to cover our costs, we only have limited cash resources to bear operating losses.  To the extent our operations are not profitable, we may not continue as a going concern.

	Six Months Ended March 31,
	2010	2009	Change

Net cash provided by (used in):
Operating activities	$(558,000)	$123,000	$(681,000)
Investing activities	(263,000)	(309,000)	46,000
Effect of exchange rate changes on cash and cash equivalents	(1,000)	8,000	(9,000)
Net decrease in cash and cash equivalents	$(822,000)	$(178,000)	$(644,000)

Net cash (used in) provided by operating activities were negative $0.6 million and $0.1 million for the six months ended March 31, 2010 and 2009, respectively. Cash flow from operating activities reflected a net loss of $23.1 million adjusted for non-cash items, including depreciation of property and equipment, stock-based compensation, the change in the fair market value of the compound derivative liabilities and warrants liabilities, amortization of note discount and deferred financing cost and loss on debt extinguishment. The decrease of $0.7 million in cash flow from operating activities from March 31, 2009 to March 31, 2010 was mainly attributable to higher balances of accounts receivable, inventories and VAT receivables, partially offset by a higher accounts payable balance outstanding in the current quarter.

Net cash used in investment activities were $0.3 million and $0.3 million in the six months ended March 31, 2010 and 2009, respectively.

There was no cash provided by financing activities for the six months ended March 31, 2010 and 2009.

Our consolidated balance sheet, statements of operations and cash flows have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As part of the Conversion Agreement and Exchange Agreement, the only outstanding convertible note is the Series B-1 Note. At March 31, 2010, the principal outstanding and the carrying value of the Company’s Series B-1 Note were $1.8 million and 1.5 million, respectively. The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012. The holders of the Series B-1 Note can demand repayment from the Company upon the occurrence of any of the triggering events detailed in the Series B-1 Note. It is uncertain whether the Company will be able to satisfy this claim if it comes due. In addition, the Company has certain commitments as disclosed in the “Off Balance Sheet Arrangements” section below. Notwithstanding the claim that may be made by the Holder, the Company’s liquidity and financial position raises substantial doubt about the Company’s ability to continue as a going concern. The independent auditor’s report on the Company’s most recent annual report on Form 10-K for the year ended September 30, 2009 contains an explanatory paragraph stating that the Company’s recurring net losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2010, we had $0.9 million of cash and cash equivalents.  Since April 2009 significant steps were taken to improve operations. Gross margin has turned into positive territory and expenses have been significantly reduced. Starting in the third quarter of fiscal year 2009, we achieved positive gross margins. Our management expects the current upward trend to continue and we expect to generate positive cash flow to support our future operations in fiscal year 2010.

On March 25, 2010, the Company entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of the outstanding accounts receivable for two of the Company’s key customers. The Company pays a fee based on a fixed percentage of the accounts receivable outstanding and expenses this fee when it is incurred. In addition, on March 30, 2010, the Company entered into a one year revolving credit facility arrangement with Industrial Bank Co., Ltd. (“IBC”) that is secured by the accounts receivable balances of the Company’s two key customers insured by CECIC above. The Company can draw up to the lower of $2.0 million or the cumulative amount of outstanding accounts receivable from the respective two key customers. If any of the insured customers fail to repay the amounts outstanding due to the Company, the insurance proceeds will be remitted directly to IBC instead of the Company. As of March 31, 2010, the Company has not drawn on this credit facility with IBC and there have been no insurance claims submitted to CECIC.

We believe that the debt restructuring, availability of the new credit facility, along with our existing cash resources and the cash expected to be generated from sales during fiscal year 2010 will be sufficient to meet our projected operating requirements through September 30, 2010 and enable us to continue as a going concern. If we experience a material shortfall versus our plan for fiscal year 2010, we have a range of actions we can take to remediate the cash shortage, including but not limited to, raising additional funds through debt financing, securing a credit facility, entering into secured or unsecured bank loans, or undertaking equity offerings such a rights offering to existing shareholders. However, due to the tight capital and credit markets, we cannot be sure that external financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.

Off-Balance Sheet Arrangements

On August 21, 2008, we entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, a polysilicon manufacturer based in Dallas, Texas, for $1.0 million in cash. We are obligated to acquire an additional two million shares at the same per share price upon the first polysilicon shipment meeting the quality specifications determined solely by the. In connection with the equity purchase agreement, we have also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. On August 21, 2008, the two million shares acquired by us constituted approximately 7.8% of 21-Century Silicon’s outstanding equity. On March 5, 2009, the Emerging Technology Fund created by the State of Texas, invested $3.5 million in 21-Century Silicon. As of March 31, 2010, we have not yet acquired the additional two million shares as the product shipments have not occurred. Accordingly, as of March 31, 2010, the two million shares acquired by us have been diluted and constituted approximately 5.5% of 21-Century Silicon’s outstanding equity.

On January 15, 2010, we incorporated a wholly-owned subsidiary in Yizheng, Jiangsu province of China to supplement our existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, we will have to raise funds or otherwise obtain the approval of local authorities to reduce the amount of registered capital for the subsidiary. The registered capital requirement outstanding as of March 31, 2010, is $23.4 million.

On February 8, 2010, the Company acquired land use rights of a parcel of land at the price of approximately $0.7 million. This piece of land is 68,025 square meters and is located in Yizheng, Jiangsu province of China, which will be used to house the Company’s second manufacturing facility. As part of the acquisition of the land use right, the Company is required to complete construction of the facility by February 8, 2012.

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

Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported in our Form 8-K filed on March 22, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

2.1
Agreement and Plan of Merger with Solar EnerTech Corp., a Nevada corporation and our predecessor in interest, dated August 13, 2008, incorporated by reference from Exhibit 2.1 to our Form 8-K filed on August 14, 2008.

3.1	Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to our Form 8-K filed on August 14, 2008.

3.2	By-laws, incorporated by reference from Exhibit 3.2 to our Form 8-K filed on August 14, 2008.

10.1	Exchange Agreement effective March 19, 2010, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 22, 2010.

10.2	Series B-1 Convertible Note issued effective March 19, 2010, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 22, 2010.

31.1	Section 302 Certification - Chief Executive Officer*

31.2	Section 302 Certification - Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ENERTECH CORP.

Date: May 14, 2010	By:	/s/ Steve Ye

Steve Ye
Chief Financial Officer