Form 10-Q
period 2010-06-30
SOLAR ENERTECH CORP
filed 2010-08-16
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number 333-120926

SOLAR ENERTECH CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

655 West Evelyn Avenue, Suite #2
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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of August 9, 2010: 170,003,045

SOLAR ENERTECH CORP

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS
Solar EnerTech Corp.
Consolidated Balance Sheets

	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,662,000	$1,719,000
Accounts receivable, net of allowance for doubtful account of
$96,000 and $96,000 at June 30, 2010 and September 30, 2009, respectively	13,544,000	7,395,000
Advance payments and other	347,000	799,000
Inventories, net	4,987,000	3,995,000
Deferred financing costs, net of accumulated amortization	-	1,250,000
VAT receivable	422,000	334,000
Other receivable	173,000	408,000
Total current assets	22,135,000	15,900,000
Property and equipment, net	9,407,000	10,509,000
Other assets	730,000	-
Investment	-	1,000,000
Deposits	101,000	87,000
Total assets	$32,373,000	$27,496,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$12,286,000	$5,794,000
Customer advance payment	420,000	27,000
Accrued expenses	2,474,000	1,088,000
Accounts payable and accrued liabilities, related parties	5,773,000	5,646,000
Short-term loans	729,000	-
Convertible notes, net of discount	-	3,061,000
Derivative liabilities	-	178,000
Total current liabilities	21,682,000	15,794,000
Convertible notes, net of discount	1,542,000	-
Derivative liabilities	562,000	-
Warrant liabilities	1,044,000	2,068,000
Total liabilities	24,830,000	17,862,000

STOCKHOLDERS' EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value 169,793,496 and 111,406,696 shares issued and outstanding at June 30, 2010 and
September 30, 2009, respectively	170,000	111,000
Additional paid in capital	96,881,000	75,389,000
Other comprehensive income	2,554,000	2,456,000
Accumulated deficit	(92,062,000)	(68,322,000)
Total stockholders' equity	7,543,000	9,634,000
Total liabilities and stockholders' equity	$32,373,000	$27,496,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Sales	$16,355,000	$10,143,000	$51,799,000	$19,639,000
Cost of sales	(15,051,000)	(9,657,000)	(47,637,000)	(22,791,000)
Gross profit (loss)	1,304,000	486,000	4,162,000	(3,152,000)

Operating expenses:
Selling, general and administrative	2,475,000	2,577,000	7,243,000	8,224,000
Research and development	54,000	463,000	287,000	1,234,000
Loss on debt extinguishment	-	36,000	18,549,000	527,000
Total operating expenses	2,529,000	3,076,000	26,079,000	9,985,000

Operating loss	(1,225,000)	(2,590,000)	(21,917,000)	(13,137,000)

Other income (expense):
Interest income	1,000	3,000	5,000	13,000
Interest expense	(59,000)	(1,015,000)	(5,383,000)	(1,938,000)
Gain (loss) on change in fair market value of compound embedded derivative	717,000	(238,000)	1,115,000	350,000
Gain (loss) on change in fair market value of warrant liability	1,393,000	(3,158,000)	4,369,000	(1,415,000)
Impairment loss on investment	(1,000,000)	-	(1,000,000)	-
Other income (expense)	(485,000)	217,000	(929,000)	3,000
Net loss	$(658,000)	$(6,781,000)	$(23,740,000)	$(16,124,000)

Net loss per share - basic	$(0.004)	$(0.08)	$(0.18)	$(0.18)
Net loss per share - diluted	$(0.004)	$(0.08)	$(0.18)	$(0.18)

Weighted average shares outstanding - basic	156,502,573	88,256,706	128,327,753	87,669,839
Weighted average shares outstanding - diluted	156,502,573	88,256,706	128,327,753	87,669,839

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(23,740,000)	$(16,124,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,842,000	1,718,000
Loss on disposal of property and equipment	51,000	-
Stock-based compensation	2,221,000	4,689,000
Loss on debt extinguishment	18,549,000	527,000
Impairment loss on investment	1,000,000	-
Payment of interest by issuance of shares	210,000	-
Amortization of note discount and deferred financing cost	5,146,000	1,413,000
Gain on change in fair market value of compound embedded derivative	(1,115,000)	(350,000)
(Gain) loss on change in fair market value of warrant liability	(4,369,000)	1,415,000
Changes in operating assets and liabilities:
Accounts receivable, net	(6,075,000)	(4,498,000)
Advance payments and other	441,000	2,291,000
Inventories, net	(962,000)	269,000
VAT receivable	(84,000)	834,000
Other receivable	236,000	439,000
Accounts payable, accrued liabilities and customer advance payment	7,175,000	7,592,000
Accounts payable and accrued liabilities, related parties	127,000	154,000
Net cash provided by operating activities	653,000	369,000

Cash flows from investing activities:
Acquisition of property and equipment	(463,000)	(325,000)
Proceeds from sales of property and equipment	9,000	36,000
Net cash used in investing activities	(454,000)	(289,000)

Cash flows from financing activities:
Borrowing under short-term loans	1,141,000	-
Short-term loans repayment	(412,000)	-
Net cash provided by financing activities	729,000	-

Effect of exchange rate on cash and cash equivalents	15,000	5,000
Net increase in cash and cash equivalents	943,000	85,000
Cash and cash equivalents, beginning of period	1,719,000	3,238,000
Cash and cash equivalents, end of period	$2,662,000	$3,323,000

Supplemental disclosure of non-cash activities:
Extinguishment of convertible notes by issuance of common stocks	$(5,729,000)	$104,000
Extinguishment of convertible notes by issuance of Series B-1 Note	$(1,815,000)	$-
Issuance of Series B-1 Note	$1,535,000	$-
Acquisition of other assets	$732,000	$-

The accompanying notes are an integral part of these consolidated financial statements

SOLAR ENERTECH CORP.

Notes to Consolidated Financial Statements
June 30, 2010 (Unaudited)

NOTE 1 — ORGANIZATION AND NATURE OF OPERATIONS

Solar EnerTech Corp. was originally incorporated under the laws of the State of Nevada on July 7, 2004 as Safer Residence Corporation and was reincorporated to the State of Delaware on August 13, 2008 (“Solar EnerTech” or the “Company”).  The Company engaged in a variety of businesses until March 2006, when the Company began its current operations as a photovoltaic (“PV”) solar energy cell (“PV Cell”) manufacturer. The Company’s management decided that, to facilitate a change in business that was focused on the PV Cell industry, it was appropriate to change the Company’s name. A plan of merger between Safer Residence Corporation and Solar EnerTech Corp., a wholly-owned inactive subsidiary of Safer Residence Corporation, was approved on March 27, 2006, under which the Company was to be renamed “Solar EnerTech Corp.” On April 7, 2006, the Company changed its name to Solar EnerTech Corp.  On August 13, 2008, the Company reincorporated to the State of Delaware.

The Company conducts a substantial part of its operations under a wholly-owned subsidiary in Shanghai, China named Solar EnerTech (Shanghai) Co., Ltd.

On January 15, 2010, the Company incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement its existing production facilities to meet increased sales demands.

On February 8, 2010, the Company acquired land use rights of 68,025 square meter parcel of land located in Yizheng, Jiangsu Province of China, which will be used to house the Company’s second manufacturing facility.

NOTE 2 — LIQUIDITY AND GOING CONCERN

The Company has incurred significant net losses from operations during each period from inception through June 30, 2010 and has an accumulated deficit of approximately $92.1 million at June 30, 2010. For the nine months ended June 30, 2010, the Company incurred a net loss of approximately $23.7 million.

As of December 31, 2009, the Company had outstanding convertible notes with a principal balance of $11.6 million consisting of $2.5 million in principal amount of Series A Convertible Notes (the “Series A Notes”) and $9.1 million in principal amount of Series B Convertible Notes (the “Series B Notes”), which were recorded at carrying amount at $6.8 million, collectively known as the “Notes”. These Notes bore interest at 6% per annum and were due on March 7, 2010.  On January 7, 2010 (the “Conversion Date”), the Company entered into a Series A and Series B Notes Conversion Agreement (the “Conversion Agreement”) with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to restructure the terms of the Notes. Pursuant to the terms of the Conversion Agreement, the Notes would automatically be converted into shares of the Company’s common stock at a conversion price which was reduced from $0.69 and $0.57, respectively to $0.15 per share and were amended to eliminate the maximum ownership percentage restriction prior to such conversion. Under the Conversion Agreement, the Notes were amended and election has been taken such that all outstanding principal, all accrued but unpaid interest, and all accrued and unpaid late charges (as defined in the Notes) with respect to all of the outstanding Notes would automatically be converted into shares of the Company’s common stock at a conversion price per share of common stock of $0.15 effective as of January 7, 2010. As of the Conversion Date, each Note no longer represented a right to receive any cash payments (including, but not limited to, interest payments) and only represented a right to receive the shares of common stock into which such Note has been converted into. On January 7, 2010, a total of approximately $9.8 million of the Series A and B Convertible Notes were effectively converted into shares of the Company’s common stock. As of June 30, 2010, the Company has an outstanding convertible note with a principal balance of $1.8 million consisting of the Series B-1 Note, which was recorded at a carrying amount of $1.5 million. The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012.

On March 25, 2010, the Company entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable for two of the Company’s key customers. The Company pays a fee based on a fixed percentage of the accounts receivable outstanding and expenses this fee when it is incurred. In addition, on March 30, 2010, the Company entered into a one year revolving credit facility arrangement with Industrial Bank Co., Ltd. (“IBC”) that is secured by the accounts receivable balances of the Company’s two key customers insured by CECIC above. The Company can draw up to the lower of $2.0 million or the cumulative amount of accounts receivable outstanding from the respective two key customers. If any of the insured customers fail to repay the amounts outstanding due to the Company, the insurance proceeds will be remitted directly to IBC instead of the Company.  The interest rate of the credit facility is variable and ranged from 3.30% to 4.48% during the quarter ended June 30, 2010.  As of June 30, 2010, the Company drew on this credit facility with IBC amounted to $0.7 million and there have been no insurance claims submitted to CECIC. The credit facility contains certain non-financial ratios related covenants, including maintaining creditworthiness, complying with all contractual obligations, providing true and accurate records as requested by IBC, fulfillment of other indebtedness (if any), maintaining its business license and continuing operations, ensuring its financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. The Company complied with these covenants as of June 30, 2010.

The Company has approximately $2.7 million in cash and cash equivalents on hand as of June 30, 2010. The conditions described raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Sales and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements. Translation adjustments resulting from the process of translating the local currency consolidated financial statements into U.S. dollars are included in determining comprehensive loss.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the weighted-average method. Market is defined principally as net realizable value. Raw material cost is based on purchase costs while work-in-progress and finished goods are comprised of direct materials, direct labor and an allocation of manufacturing overhead costs. Inventory in-transit is included in finished goods and consists of products shipped but not recognized as a sale because it does not meet the revenue recognition criteria. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Warranty Cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company’s standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from its warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. In estimating warranty costs, the Company applied 460 – Guarantees, specifically paragraphs, 460-10-25-5 to 460-10-25-7 of the FASB Accounting Standards Codification. This guidance requires that the Company make a reasonable estimate of the amount of a warranty obligation. It also provides that in the case of an entity that has no experience of its own, reference to the experience of other entities in the same business may be appropriate. Because the Company began to commercialize its products in fiscal year 2007, there is insufficient experience and historical data that can be used to reasonably estimate the expected failure rate of its solar modules. Thus, the Company considers warranty cost provisions of other China-based manufacturers that produce photovoltaic products that are comparable in engineering design, raw material input and functionality to the Company’s products, and sold to a similar target and class of customer with similar warranty coverage. In determining whether such peer information can be used, the Company also considers the years of experience that these manufacturers have in the industry. Because the Company’s industry is relatively young as compared to other traditional manufacturing industries, the selected peer companies that the Company considers have less than ten years in manufacturing and selling history. In addition, they have a manufacturing base in China, offer photovoltaic products with comparable engineering design, raw material input, functionality and similar warranty coverage, and sell in markets, including the geographic areas and class of customer, where the Company competes. Based on the analysis applied, the Company accrues warranty at 1% of sales. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates. As of June 30, 2010 and September 30, 2009, the Company’s warranty liabilities were $928,000 and $515,000, respectively. The Company’s warranty costs for the three and nine months ended June 30, 2010 and 2009 were $155,000, $411,000, $66,000 and $156,000, respectively. The Company did not make any warranty payments during the nine months ended June 30, 2010 and 2009.

Other Assets

The Company acquired land use rights to a parcel of land from the government in the PRC. All land in the PRC is owned by the PRC government and cannot be sold to any individual or entity. The government in the PRC, according to relevant PRC law, may sell the right to use the land for a specified period of time. Thus, the Company’s land purchase in the PRC is considered to be leasehold land and recorded as other assets at cost less accumulated amortization. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is for 46.5 years from February 8, 2010 through August 31, 2056.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during the nine months ended June 30, 2010 and 2009, respectively.

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

On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”), for $1.0 million in cash. The two million shares of common stock represented approximately 7.8% of 21-Century Silicon’s outstanding equity. In connection with the equity purchase agreement, the Company also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments.  The first polysilicon shipment from 21-Century Silicon was initially expected in March 2009, but was subsequently delayed to March 2010. On March 5, 2009, the Emerging Technology Fund, created by the State of Texas, invested $3.5 million in 21-Century Silicon to expedite production and commercialization of research. The Company’s ownership of 21-Century Silicon became 5.5% as a result of the dilution. This first polysilicon shipment that was to be delivered in March 2010 has been further delayed without a specified date given by 21-Century Silicon. As a result of the continued delays in shipment, in July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development.  The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. Based on the findings from this visit, the timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows.  The Company considered the above findings were indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred. Accordingly, an impairment loss of $1.0 million is recorded in the Consolidated Statements of Operations for the three and nine months ended June 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million shares of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of June 30, 2010, the Company has not yet acquired the additional two million shares as the product shipment has not occurred.  In connection with its impairment of the investment in 21-Century Silicon, the Company considers the likelihood that it will be required to acquire the additional two million shares to be remote.

Income Taxes

The Company files federal and state income tax returns in the United States for its United States operations, and files separate foreign tax returns for each of its foreign subsidiaries in the jurisdictions in which those entities operate. The Company accounts for income taxes under liability method per the provisions of Accounting Standards Codification Topic 740 (“ASC 740”), “Income Taxes”.

Under the provisions of ASC 740, deferred tax assets and liabilities are determined based on the differences between their financial statement carrying values and their respective tax bases using enacted tax rates that will be in effect in the period in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company has considered whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets to a net amount that management believes is more-likely-than-not of being realizable based on the weight of all available evidence. In the event that the Company changes its determination as to the amount of deferred tax assets that are more-likely-than-not to be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Unrecognized Tax Benefits

Effective on October 1, 2007, the Company adopted the provisions related to uncertain tax positions under ASC 740, “Income Taxes”, formerly referenced as FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”.  Under ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority based on the technical merits of the associated tax position.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company classifies the unrecognized tax benefits that are expected to be effectively settled within one year as current liabilities, otherwise, the unrecognized tax benefits will be classified as non-current liabilities.

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

Revenue Recognition

The Company recognizes revenues from product sales to direct customers and distributors in accordance with guidance provided in FASB ASC 605, “Revenue Recognition”, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by a direct customer, revenue is deferred until all acceptance criteria have been met. Contracts with distributors do not have significant post-shipment obligations, other than product warranty, which is accrued for as warranty costs at the time revenue is recognized, based on the above criteria. The Company does not grant price concessions to distributors after shipment.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at net realizable value. The Company records provision for bad debts based on an assessment of the recoverability of accounts receivable. Specific provisions are made to the receivables where events or changes in circumstances indicate that the balances may not be collectible. The Company considers various factors, including historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, and other factors that may affect customers’ ability to pay. The Company performs a specific provision review of the outstanding accounts receivable at least quarterly.

Shipping and Handling Costs

The Company incurred shipping and handling costs of $1,414,000 and $162,000 for the nine months ended June 30, 2010 and 2009, respectively, which are included in selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers.

Research and Development Cost

Expenditures for research activities relating to product development are charged to expense as incurred. Research and development cost for the nine months ended June 30, 2010 and 2009 were $288,000 and $1,234,000, respectively.

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

During the nine months ended June 30, 2010 and 2009, the Company had three and four customers, respectively, that accounted for more than 10% of sales.

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At June 30, 2010 and September 30, 2009, the Company had approximately $82,000 and $144,000, respectively in excess of insured limits.

Advance payments to suppliers are typically unsecured and arise from deposits paid in advance for future purchases of raw materials. During the financial crisis in 2008, the Company was generally required to make prepayments for some of its raw materials. The Company does not require collateral or other security against the prepayments to suppliers for raw materials.  In the event of a failure by the Company’s suppliers to fulfill their contractual obligations and to the extent that the Company is not able to recover its prepayments, the Company would suffer losses. The Company’s prepayments to suppliers have been steadily decreasing due to the change in the industry practice from requiring full cash advance to secure key raw material (silicon wafers) as a result of the financial crisis in 2008 to requiring less or no cash advance since fiscal year 2009 as the economy is recovering from the crisis. Potential credit risk may affect the Company’s customers’ ability to pay the Company for its products that the Company has delivered.  If the customers fail to pay the Company for its products and services, the Company’s financial condition, results of operations and liquidity may be adversely affected.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivables.  Concentrations of credit risk with respect to accounts receivables are limited because a number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but generally does not require collateral to support customer receivables. All of the Company’s customers have gone through a very strict credit approval process. The Company diligently monitors the customers’ financial position. Payment terms for our solar module sales generally range from 0 to 60 days. In some cases, these terms are extended for certain qualifying customers of whom the Company applied rigorous credit requirements. The Company has also purchased insurance from the China Export & Credit Insurance Company to insure the collectability of the outstanding accounts receivable balances of two key customers. During the nine months ended June 30, 2010 and 2009, the Company had three and four customers, respectively that accounted for more than 10% of sales.

Foreign exchange risk and translation

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi, Euro and the United States dollar.

The local currency is the functional currency for the China subsidiary.  Assets and liabilities are translated at end of period exchange rates while sales and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income were cumulative foreign currency translation adjustments amounting to $2.6 million and $2.5 million at June 30, 2010 and September 30, 2009, respectively.   Foreign currency transaction gains and losses are included in earnings. For the nine months ended June 30, 2010 and 2009, the Company recorded foreign exchange loss of $0.9 million and gain of $3,000, respectively.

NOTE 5 — INVENTORIES

At June 30, 2010 and September 30, 2009, inventories consist of:

	June 30, 2010	September 30, 2009
Raw materials	$3,346,000	$1,708,000
Work in process	149,000	945,000
Finished goods	1,492,000	1,342,000
Total inventories	$4,987,000	$3,995,000

NOTE 6 — PROPERTY AND EQUIPMENT

At June 30, 2010 and September 30, 2009, property and equipment consists of:

	June 30, 2010	September 30, 2009
Production equipment	$8,025,000	$7,383,000
Leasehold improvements	3,660,000	3,620,000
Machinery	2,897,000	2,749,000
Automobiles	361,000	496,000
Office equipment	345,000	342,000
Furniture	40,000	39,000
Construction in progress	-	22,000
Total property and equipment	15,328,000	14,651,000
Less: accumulated depreciation	(5,921,000)	(4,142,000)
Total property and equipment, net	$9,407,000	$10,509,000

NOTE 7 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the nine months ended June 30, 2010 and 2009, respectively, except certain minimum taxes.

The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates.

Utilization of the U.S. federal and state net operating loss carry forwards may be subject to substantial annual limitation due to certain limitations resulting from ownership changes provided by U.S. federal and state tax laws. The annual limitation may result in the expiration of net operating losses carryforwards and credits before utilization. The Company has net operating losses in its foreign jurisdictions and those losses can be carried forward 5 years from the year the loss was incurred. As of June 30, 2010 and 2009, the Company’s deferred tax assets were subject to a full valuation allowance.

There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2006 to 2009 remain open in various tax jurisdictions. The Company has not recorded any unrecognized tax benefits; and does not anticipate any significant changes within the next 12 months.

NOTE 8 — CONVERTIBLE NOTES

On March 7, 2007, the Company entered into a securities purchase agreement to issue $17.3 million of secured convertible notes (the “Notes”) and detachable stock purchase warrants the “Series A and Series B Warrants”). Accordingly, during the quarter ended March 31, 2007, the Company sold units consisting of:

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

On January 7, 2010 (the “Conversion Date”), the Company entered into a Series A and Series B Notes Conversion Agreement (the “Conversion Agreement”) with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to restructure the terms of the Notes. As of the Conversion Date, approximately $9.8 million of the Series A and B Convertible Notes were effectively converted into 64,959,227 shares of the Company’s common stock along with 1,035,791 shares of the Company’s common stock as settlement of the accrued interest on the Series A and B Convertible Notes, and the remaining $1.8 million of the Series B Notes were exchanged into another convertible note as further discussed below. In connection with the Conversion Agreement, on January 7, 2010, the Company entered into an Amendment (the “Warrant Amendment”) to the Series A, Series B and Series C Warrants with the holders of at least a majority of the common stock underlying each of its outstanding Series A Warrants, Series B Warrants and Series C Warrants (collectively the “PIPE Warrants”). The Warrant Amendment reduced the exercise price for all of the PIPE Warrants from $1.21, $0.90 and $1.00, respectively, to $0.15, removed certain maximum ownership provisions and removed anti-dilution provisions for lower-priced security issuances.

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

On January 19, 2010, a holder of approximately $1.8 million of the Company’s formerly outstanding Series B Notes and Series B Warrants (hereinafter referred to as the “Holder”) of the Company’s common stock disputed the effectiveness of the Conversion Agreement and the Warrant Amendment.  Accordingly, the Holder did not tender its Series B Notes for conversion. After negotiations with the Holder, on March 19, 2010, the Company entered into an Exchange Agreement with the Holder (the “Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) to the Holder along with 283,498 shares of the Company’s common stock as settlement of the accrued interest on the Holder’s Series B Notes and 666,666 shares of the Company’s common stock as settlement of the outstanding dispute regarding the effectiveness of the Company’s Conversion Agreement and the Warrant Amendment.  The Company did not capitalize any financing costs associated with the issuance of the Series B-1 Note.  As of June 30, 2010, the Company has an outstanding convertible note with a principal balance of $1.8 million consisting of the Series B-1 Note, which was recorded at a carrying amount of $1.5 million. The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012. During the three and nine months ended June 30, 2010, the Company issued 2,082 and 24,073 shares of its common stock, respectively to settle the accrued interest on the Series B-1 Note.

The Exchange Agreement resulted in modifications or exchanges of the Holder’s rights under its former Series B Note, which should be accounted for pursuant to FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No. 96-19, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", and FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No.06-06, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments". The loss on debt extinguishment associated with the Exchange Agreement amounted to approximately $1.3 million.

The costs associated with the Conversion Agreement were directly derived from the execution of the Company’s plan in improving its liquidity and business sustainability, as disclosed in Note 2 — “Liquidity and Going Concern”. The related loss on debt extinguishment was a cost that was integral to the continuing operations of the business which is different in nature to the continuing interest payments and change in fair value of the compound embedded derivative and warrant liability. Accordingly, the loss on debt extinguishment is included in operating expenses in the accompanying consolidated statements of operations.

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

The loss on debt extinguishment is computed as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Fair value of the common shares	$25,000	$35,000	$18,863,000	$316,000
Fair value of Series B-1 Note	-	-	3,108,000	-
Unamortized deferred financing costs associated with the converted notes	-	14,000	594,000	140,000
Fair value of the CED liability associated with the converted notes	-	(6,000)	(74,000)	(33,000)
Accreted amount of the notes discount	(25,000)	(7,000)	(7,544,000)	104,000
Common shares issued in conjunction with Series B-1 Note	-	-	100,000	-
Loss on extinguishment of warrants	-	-	3,502,000	-
Loss on debt extinguishment	$-	$36,000	$18,549,000	$527,000

During the three months ended June 30, 2010, $25,000 of the Series B-1 Note was converted into 166,667 shares of the Company’s common stock. The Company recorded a cumulative loss on debt extinguishment of approximately $18.5 million as a result of the Conversion Agreement and the Exchange Agreement during the nine months ended June 30, 2010.

During the three months ended June 30, 2009, $0.1 million of Series B Convertible Notes were converted into the Company’s 175,439 common shares. The Company recorded a loss on debt extinguishment of approximately $36,000 as a result of the conversion based on the quoted market closing price of its common shares on the conversion dates. For the nine months ended June 30, 2009, $0.9 million of Series A and B Convertible Notes were converted into 1,454,684 shares of the Company’s common stock. The Company recorded a loss on debt extinguishment of $0.5 million as a result of the conversion based on the quoted market closing price of its common shares on the conversion dates.

The following table summarizes the valuation of the Notes and the related Compound Embedded Derivative, the Series A and Series B Warrants (including the Advisor Warrants), and the Series B-1 Note and the related Compound Embedded Derivative:

Amount
Carrying amount of notes at September 30, 2009	$3,061,000
Amortization of note discount and conversion effect	(3,061,000)
Carrying amount of notes at June 30, 2010	$-

Carrying amount of Series B-1 Note at March 19, 2010	$1,815,000
Fair value of compound embedded derivative liabilities	(1,573,000)
Loss on debt extinguishment	1,293,000
Amortization of note discount and conversion effect	7,000
Carrying amount of Series B-1 Note at June 30, 2010	$1,542,000

Fair value of warrant liability at September 30, 2009	$2,068,000
Loss on PIPE warrant extinguishment	3,502,000
Cashless exercise of warrants	(157,000)
Gain on fair market value of warrant liability	(4,369,000)
Fair value of warrant liability at June 30, 2010	$1,044,000

Fair value of compound embedded derivative at September 30, 2009	$178,000
Gain on fair market value of embedded derivative liability	(104,000)
Loss on debt extinguishment	(74,000)
Fair value of Series A and B compound embedded derivative at June 30, 2010	$-

Fair value of the Series B-1 compound embedded derivative liabilities at March 19, 2010	$1,573,000
Gain on fair market value of embedded derivative liability	(1,011,000)
Fair value of the Series B-1compound embedded derivative liabilities at June 30, 2010	$562,000

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

Redemptions

The Series B-1 Note permits the holder the right of redemption in the event of certain specified triggering events such as:

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

Rights upon Fundamental Transaction, Change of Control and Qualified Financing

The Series B-1 Note also contains certain provisions relating to the occurrences of a fundamental transaction limiting the type of entity that can be a successor entity and requiring the successor entity to assume the obligations of the Series B-1 Note.  In addition, the Series B-1 Note contains certain provisions relating to a change of control or qualified financing which permit the holder the right of redemption for all or a portion of the Series B-1 Note.

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

(B) In the event that the Gross Proceeds of the Subsequent Financing is less than $15,000,000, the Redemption Amount shall equal a pro-rated portion of the Principal Amount equaling a ratio, the numerator of which is the amount of proceeds raised by the Company in the Subsequent Financing and the denominator which is $15,000,000.

NOTE 9 — EQUITY TRANSACTIONS

Warrants

During March 2007, in conjunction with the issuance of $17.3 million in convertible debt, the board of directors approved the issuance of warrants (as described in Note 8 — “Convertible Notes” above) to purchase shares of the Company’s common stock. The 7,246,377 Series A warrants and the 21,578,948 Series B warrants are exercisable at $1.21 and $0.90, respectively and expire in March 2012. In addition, in March 2007, as additional compensation for services as placement agent for the convertible debt offering, the Company issued the advisor warrants, which entitle the placement agent to purchase 507,247 and 1,510,528 shares of the Company’s common stock at exercise prices of $0.69 and $0.57 per share, respectively. The advisor warrants expire in March 2012.

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

During the nine months ended June 30, 2010, a warrants holder exchanged 1,147,394 warrants for 450,878 shares of the Company’s common stock after a cashless exercise.  There was no warrants exercise during the nine months ended June 30, 2009.

A summary of outstanding warrants as of June 30, 2010 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Extinguishment in accordance with the Conversion Agreement	(53,143,506)	N/A	Loss on debt extinguishment
Issuance in accordance with the Conversion Agreement	53,143,506	0.15	Warrant liabilities
Cashless exercise of warrants	(1,147,394)	0.15	Additional paid in capital
Outstanding at June 30, 2010	55,229,796

At June 30, 2010, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.15	51,996,112	$0.15	2.10
$0.57-$0.88	3,233,684	$0.71	2.02

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

Issuance of fully vested restricted stock to the Company’s former Board of Directors

On January 12, 2010, the Company issued 400,000 shares of fully vested restricted stock to the Company’s former board of directors on their resignation date. As the former directors no longer provide services to the Company, these awards were properly accounted for as awards to non-employees in accordance with FASB ASC 718.

The following table summarizes the activity of the Company’s unvested restricted stock units as of June 30, 2010 and changes during the nine months ended June 30, 2010:

	Restricted Stock
	Number of	Weighted- average grant-date
	shares	fair value
Unvested as of September 30, 2008	25,250,000	$0.62
Restricted stock canceled	(2,100,000)	$0.62
Unvested as of September 30, 2009	23,150,000	$0.62
Restricted stock canceled	(10,000,000)	$0.62
Restricted stock granted	400,000	$0.31
Restricted stock vested	(400,000)	$0.31
Unvested as of June 30, 2010	13,150,000	$0.62

The total unvested restricted stock as of June 30, 2010 and September 30, 2009 were 13,150,000 and 23,150,000 shares, respectively.

Stock-based compensation expense for restricted stock for the three and nine months ended June 30, 2010 were $0.7 million and $2.1 million, respectively. As of June 30, 2010, the total unrecognized compensation cost net of forfeitures relate to unvested awards not yet recognized is $3.1 million and is expected to be amortized over a weighted average period of 1.1 years.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of June 30, 2010 and September 30, 2009, 12,860,000 and 12,060,000 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Option Available For Grant	Number of Option Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2008	7,339,375	7,660,625	$0.39	$0.62
Options granted	(500,000)	500,000	$0.13	$0.20
Options cancelled	5,220,625	(5,220,625)	$0.39	$0.62
Balance at September 30, 2009	12,060,000	2,940,000	$0.32	$0.55
Options granted	(250,000)	250,000	$0.20	$0.32
Options cancelled	1,050,000	(1,050,000)	$0.39	$0.62
Balance at June 30, 2010	12,860,000	2,140,000	$0.27	$0.49

The total fair value of shares vested during the nine months ended June 30, 2010 and 2009 were $36,000 and $337,000, respectively.

At June 30, 2010 and September 30, 2009, 2,140,000 and 2,940,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 7.91 years and 6.98 years, respectively. Of these options, 1,507,917 and 2,333,127 shares were vested and exercisable on June 30, 2010 and September 30, 2009, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.58 and 7.40 years, respectively.

The fair values of employee stock options granted during the three and nine months ended June 30, 2010 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Volatility	-	97.0%	93.0%	97.0%
Expected dividend	-	0.0%	0.0%	0.0%
Risk-free interest rate	-	1.68%	1.70%	1.68%
Expected term in years	-	3.90	3.32	3.90
Weighted-average fair value	-	$0.13	$0.20	$0.13

There were no employee stock options granted during the three months ended June 30, 2010.

In accordance with the provisions of FASB ASC 718, the Company has recorded stock-based compensation expense of $0.7 million and $2.2 million for the three and nine months ended June 30, 2010, respectively, which include the compensation effect for the options repriced and restricted stock. The Company recorded $1.5 million and $4.7 million for the three and nine months ended June 30, 2009, respectively, which include the compensation effect for the options repriced and restricted stock. The stock-based compensation expense is based on the fair value of the options at the grant date.  The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FASB ASC 820 defines fair value and establishes a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Under FASB ASC 820, the inputs used to measure fair value must be classified into one of three levels as follows:

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

The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of June 30, 2010:

	Fair Value at June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilites	$562,000	-	-	$562,000
Warrant liabilities	1,044,000	-	-	1,044,000

Total liabilities	$1,606,000	-	-	$1,606,000

The method used to estimate the value of the Series B-1 Note compound embedded derivatives (“CED”) was a binomial model with the following assumptions:

June 30, 2010
Implied term(years)	1.72
Suboptimal exercise factor	2.50
Volatility	79.50%
Dividend yield	0.00%
Risk-free interest rate	0.46%

The fair value of the Series A and Series B Warrants (including the Advisor Warrants) were estimated using a binomial valuation model with the following assumptions:

	June 30, 2010	September 30, 2009
Implied term (years)	1.68	2.43
Suboptimal exercise factor	2.5	2.5
Volatility	82%	106%
Dividend yield	0%	0%
Risk free interest rate	0.52%	1.15%

The carrying values of cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, accrued liabilities and amounts due to related party approximate fair value because of the short-term maturity of these instruments. The Company does not invest its cash in auction rate securities.

At June 30, 2010, the principal outstanding and the carrying value of the Company’s Series B-1 Note were $1.8 million and $1.5 million, respectively. The Series B-1 Note contains two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”), which are measured at fair value both initially and in subsequent periods. The fair value of the convertible notes can be determined based on the fair value of the entire financial instrument.

NOTE 11 — COMPREHENSIVE LOSS

The components of comprehensive loss were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(658,000)	$(6,781,000)	$(23,740,000)	$(16,124,000)
Other comprehensive income:
Change in foreign currency translation	87,000	15,000	98,000	(33,000)
Comprehensive loss	$(571,000)	$(6,766,000)	$(23,642,000)	$(16,157,000)

The accumulated other comprehensive income at June 30, 2010 and September 30, 2009 comprised of accumulated translation adjustments of $2.6 million and $2.5 million, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Research and development commitment

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. The Company committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollars based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 6.7909 as of June 30, 2010.

Year	Amount
2010	$2,604,000
2011	1,119,000

Total	$3,723,000

The Company intends to increase research and development spending as it grows its business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Due to the delay in the progress of research and development activities, the amount of $1.7 million originally committed to be paid during fiscal years 2009 and 2008 has not been paid as of June 30, 2010, (included in the total amount of $3.7 million above), as Shanghai University has not incurred the additional costs to meet its research and development milestones and therefore has not made the request for payments. If the Company fails to make payments, when requested, it is deemed to be a breach of the agreement. If the Company is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of June 30, 2010, the Company is not in breach as it has not received any additional compensation requests from Shanghai University.

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

Capital commitments

On August 21, 2008, the Company acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash as previously discussed in “Note 3 — Summary of Significant Accounting Policies – Investments”  above.  In July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development. The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows. The timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. The Company considered the factors above as indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred.  Accordingly, an impairment loss of $1.0 million is recorded in the Consolidated Statements of Operations for the three months ended June 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million shares of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of June 30, 2010, the Company has not yet acquired the additional two million shares as the product shipment has not occurred.  In connection with its impairment of the investment in 21-Century Silicon, the Company considers the likelihood that it will be required to acquire the additional two million shares to be remote.

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by the Board of Directors of the Company and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of June 30, 2010 was $31.96 million, with an outstanding remaining balance of $15.54 million to be originally funded by September 21, 2010. In August 2010, the Company received the approval of the Shanghai Government to extend the funding requirement date by nine months to June 2011. The Company plans to raise funds to meet this capital requirement through participation in the capital markets, such as undertaking equity offerings. If external financing is not available, the Company will file an application with the Shanghai Government to reduce the capital requirement, which is legally permissible under PRC law.

On January 15, 2010, the Company incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement its existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, the Company will have to raise funds or otherwise obtain the approval of local authorities to reduce the amount of registered capital for the subsidiary. The registered capital requirement outstanding as of June 30, 2010 is $23.4 million.

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

NOTE 13 — RELATED PARTY TRANSACTIONS

At June 30, 2010 and September 30, 2009, the accounts payable and accrued liabilities, related party balance was $5.8 million and $5.6 million, respectively. The $5.8 million accrued liability represents $4.8 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

On April 27, 2009, the Company entered into a Joint Venture Agreement with Jiangsu Shunda Semiconductor Development Co., Ltd. to form a joint venture in the United States by forming a new company, to be known as Shunda-SolarE Technologies, Inc., in order to jointly pursue opportunities in the United States solar market. After its formation, the joint venture company’s name was later changed to SET-Solar Corp. During the three and nine months ended June 30, 2010, the Company recorded sales from SET-Solar Corp in the amount of $0.5 million. As of June 30, 2010, the accounts receivable due from SET-Solar Corp. and the cash collateral received from SET-Solar Corp. are $0.4 million and $0.3 million, respectively.

NOTE 14 — FOREIGN OPERATIONS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to “Solar EnerTech”, the “Company,” “we,” “our,” and “us” refer to Solar EnerTech Corp. and its subsidiaries.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to our current expectations and views of future events. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the heading “Risks Related to Our Business,” “Risks Related to an Investment in Our Securities” and under the heading “Risks Related To an Investment in Our Securities” in this report as well as other relevant risks detailed in our filings with the SEC which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-Q should be read in light of such risks and in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Overview

Solar EnerTech Corp. is a solar product manufacturer based in Mountain View, California, with low-cost operations located in Shanghai, China.  Our principal products are monocrystalline silicon and polycrystalline silicon solar cells and solar modules. Solar cells convert sunlight to electricity through the photovoltaic effect, with multiple solar cells electrically interconnected and packaged into solar modules to form the building blocks for solar power generating systems. We primarily sell solar modules to solar panel installers who incorporate our modules into their power generating systems that are sold to end-customers located in Europe, Australia, North America and China.

We have established our manufacturing base in Shanghai, China to capitalize on the cost advantages offered in manufacturing of solar power products.  In our 67,107-square-foot manufacturing facility we operate two 25MW solar cell production lines and a 50MW solar module production facility.  We believe that the choice of Shanghai, China for our manufacturing base provides us with convenient and timely access to key resources and conditions to support our growth and low-cost manufacturing operations.

Our solar cells and modules are sold under the brand name “SolarE”.  Our total sales for the nine months ended June 30, 2010 was $51.8 million and our end users are mainly in Europe and Australia.  In anticipation of entering the US market, we have established a marketing, purchasing and distribution office in Mountain View, California. Our goal is to become a worldwide supplier of PV cells and modules.

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

On January 7, 2010 (the “Conversion Date”), we entered into a Series A and Series B Notes Conversion Agreement (the “Conversion Agreement”) with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to restructure the terms of the Notes. On January 7, 2010, as part of the Conversion Agreement, approximately $9.8 million of convertible notes outstanding were successfully converted into shares of our common stock. On January 19, 2010, a holder of approximately $1.8 million of our formerly outstanding Series B Notes and Series B Warrants disputed the effectiveness of the Conversion Agreement and the Warrant Amendment.  Accordingly, such holder did not tender its Series B Notes for conversion. After negotiations with such holder, on March 19, 2010, the Company entered into an Exchange Agreement with the holder (“Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) due on March 19, 2012, which extended the original maturity date by 24 month, in exchange for the Series B Notes.

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

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on our ability to sell our products.

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that, except for the accounting estimation related to investment impairment and warranty cost, as described in the following three paragraphs below, there have been no significant changes during the three and nine months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-K filed for the year ended September 30, 2009 with the Securities and Exchange Commission (the “SEC”). For a description of those critical accounting policies, please refer to our 2009 Annual Report on Form 10-K.

Investment

Investment in an entity where we own less than twenty percent of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investment in the entity where we own twenty percent or more, but not in excess of fifty percent of the voting stock of the entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. We have a policy in place to review our investments at least annually and to evaluate the carrying value of the investments in these companies. The cost method investment is subject to impairment assessment if there are identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If we believe that the carrying value of an investment is in excess of estimated fair value, it is our policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

On August 21, 2008, we entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. See “Note 3 — Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Warranty Cost

We provide product warranties and accrue for estimated future warranty costs in the period in which revenue is recognized. Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. We therefore maintain warranty reserves to cover potential liabilities that could arise from our warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. In estimating warranty costs, we applied 460 – Guarantees, specifically paragraphs, 460-10-25-5 to 460-10-25-7 of the FASB Accounting Standards Codification. This guidance requires that we make a reasonable estimate of the amount of a warranty obligation. It also provides that in the case of an entity that has no experience of its own, reference to the experience of other entities in the same business may be appropriate. Because we began to commercialize our products in fiscal year 2007, there is insufficient experience and historical data that can be used to reasonably estimate the expected failure rate of our solar modules. Thus, we consider warranty cost provisions of other China-based manufacturers that produce photovoltaic products that are comparable in engineering design, raw material input and functionality to our products, and sold to a similar target and class of customer with similar warranty coverage. In determining whether such peer information can be used, we also consider the years of experience that these manufacturers have in the industry. Because our industry is relatively young as compared to other traditional manufacturing industries, the selected peer companies that we consider have less than ten years in manufacturing and selling history. In addition, they have a manufacturing base in China, offer photovoltaic products with comparable engineering design, raw material input, functionality and similar warranty coverage, and sell in markets, including the geographic areas and class of customer, where we compete.  Based on the analysis applied, we accrue warranty at 1% of sales. We have not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates.

Recent Accounting Pronouncements

For recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3 — Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Results of Operations for the three and nine months ended June 30, 2010 and 2009

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K and its subsequent amendments.

Sales, Cost of Sales and Gross Profit (Loss)

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$16,355,000	100.0%	$10,143,000	100.0%	$6,212,000	61.2%
Cost of sales	(15,051,000)	(92.0%)	(9,657,000)	(95.2%)	(5,394,000)	55.9%
Gross profit (loss)	$1,304,000	8.0%	$486,000	4.8%	$818,000	168.3%

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$51,799,000	100.0%	$19,639,000	100.0%	$32,160,000	163.8%
Cost of sales	(47,637,000)	(92.0%)	(22,791,000)	(116.0%)	(24,846,000)	109.0%
Gross profit (loss)	$4,162,000	8.0%	$(3,152,000)	(16.0%)	$7,314,000	(232.0%)

For the three months ended June 30, 2010, we reported total sales of $16.4 million, representing an increase of $6.2 million, or 61.2%, compared to $10.1 million of sales in the same period of the prior year.  The increase in sales was due to the strong organic growth from our existing customers in a growing market and increased sales orders from new customers as a result of heightened efforts by our sales and marketing team. Specifically, during the fourth quarter of fiscal year 2009, we acquired a new key customer, specifically a 10MW contract with a German system integrator, and in the first quarter of fiscal year 2010, we signed a 15 MW and a 10MW contracts with existing customers. All of these events contributed to the increased in sales volume during the three months ended June 30, 2010.

For the nine months ended June 30, 2010, we recorded $51.8 million in sales, which comprised of $44.4 million in solar module sales, $4.9 million in cell sales and $2.5 million in resale of raw materials, compared to $19.6 million in sales in the same period of the prior year, which comprised of $15.6 million in solar module sales and $4.0 million in cell sales. The increase in sales resulted from increases in solar module shipments from 5.87MW for the nine months ended June 30, 2009 to 22.74MW for the nine months ended June 30, 2010.

For the three months ended June 30, 2010, we incurred a gross profit of $1.3 million, representing an increase of $0.8 million, or 168.3%, compared to the gross profit of $0.5 million in the same period of the prior year.  The increase in gross profit was partially due to the decrease in raw material prices, specifically silicon wafer prices which offset the decrease in module sales prices. Silicon wafer prices decreased approximately 18.8% from RMB 19.6/piece during the three months ended June 30, 2009 to RMB 15.9/piece during the three months ended June 30, 2010. The increase in gross profit was also due to economies of scale generated from higher production volume, which lowered per unit production cost and continued efforts by technical group in improving the efficiency of our cells. In addition, we have continued with its various cost cutting programs and renegotiated most of its vendor contracts to reduce operating expenses.

For the nine months ended June 30, 2010, we incurred a gross profit of $4.2 million, representing an increase of $7.3 million, or 232.0%, compared to negative gross profit of $3.2 million in the same period of the prior year.  The increase in gross profit was partially due to the decrease in raw material prices, specifically the silicon wafer prices which offset the decrease in module sales prices. Silicon wafer prices decreased approximately 44.35% from RMB 27.89/piece during the nine months ended June 30, 2009 to RMB 15.52/piece during the nine months ended June 30, 2010. The increase in gross profit was also due to economies of scale generated from higher production volume, which lowered per unit production cost and continued efforts by technical group in improving the efficiency of our cells. In addition, we have continued with its various cost cutting programs and renegotiated most of its vendor contracts to reduce operating expenses.

Selling, general and administrative

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$2,475,000	15.1%	$2,577,000	25.4%	$(102,000)	(4.0%)

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$7,243,000	14.0%	$8,224,000	41.9%	$(981,000)	(11.9%)

For the three months ended June 30, 2010, our selling, general and administrative expenses were $2.5 million, representing a decrease of $0.1 million, or 4.0%, from $2.6 million in the three months ended June 30, 2009. Selling, general and administrative expenses as a percentage of sales for the three months ended June 30, 2010 decreased to 15.1% from 25.4% for the three months ended June 30, 2009. The decrease in the selling, general and administrative expenses was primarily due to a decrease of $0.4 million in stock-based compensation expenses related to employee options and restricted stock from $1.1 million for the three months ended June 30, 2009 to $0.7 million for the three months ended June 30, 2010. Excluding stock-based compensation expenses, our selling, general & administrative expenses increased by approximately $0.3 million primarily due to increased sales and marketing activities.

For the nine months ended June 30, 2010, our selling, general and administrative expenses were $7.2 million, representing a decrease of $1.0 million, or 11.9%, from $8.2 million in the nine months ended June 30, 2009. Selling, general and administrative expenses as a percentage of sales for the nine months ended June 30, 2010 decreased to 14.0% from 41.9% for the nine months ended June 30, 2009. The decrease in the selling, general and administrative expenses was primarily due to a decrease of $1.3 million in stock-based compensation expenses related to employee options and restricted stock from $3.4 million for the nine months ended June 30, 2009 to $2.1 million for the nine months ended June 30, 2010. Excluding stock-based compensation expenses, our selling, general and administrative expenses increased by approximately $0.3 million primarily due to increased sales and marketing activities.

Research and development

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$54,000	0.3%	$463,000	4.6%	$(409,000)	(88.3%)

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$287,000	0.6%	$1,234,000	6.3%	$(947,000)	(76.7%)

Research and development expenses in the three months ended June 30, 2010 were $0.1 million, representing a decrease of $0.4 million, or 88.3%, from $0.5 million for the three months ended June 30, 2009. Research and development expenses as a percentage of sales for the three months ended June 30, 2010 decreased to 0.3% from 4.6% for the three months ended June 30, 2009. The decrease in research and development expenses was mainly due to a decrease of $0.3 million in stock-based compensation expenses related to employee options and restricted stock from $0.3 million for the three months ended June 30, 2009 to $13,000 for the three months ended June 30, 2010.

Research and development expense in the nine months ended June 30, 2010 of $0.3 million, representing a decrease of $0.9 million, or 76.7%, from $1.2 million for the nine months ended June 30, 2009. Research and development expense as a percentage of sales for the nine months ended June 30, 2010 decreased to 0.6% from 6.3% for the nine months ended June 30, 2009. The decrease in research and development expenses were mainly due to a decrease of $0.8 million in stock-based compensation expenses related to employee options and restricted stock from $0.9 million for the nine months ended June 30, 2009 to $0.1 million for the nine months ended June 30, 2010.

In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding an additional $3.7 million in the next 2 years. The delay in the payment of remaining fiscal years 2008 and 2009 total commitments of $1.7 million could lead to Shanghai University requesting that we pay the committed amount within a short time frame. If we do not pay and are unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of the date of this report, we have not received any additional compensation requests from Shanghai University. We expect to increase our funding to research and development activities as we grow our business.

Loss on debt extinguishment

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$-	0.0%	$36,000	0.4%	$(36,000)	(100.0%)

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$18,549,000	35.8%	$527,000	2.7%	$18,022,000	3,419.7%

There was no loss on debt extinguishment recorded during the three months ended June 30, 2010. During the nine months ended June 30, 2010, we recorded a cumulative loss on debt extinguishment of approximately $18.5 million as a result of the Conversion Agreement and the Exchange Agreement.

During the three and nine months ended June 30, 2009, $0.1 million and $0.9 million of Series A and B Convertible Notes were converted into shares of our common stock, respectively. We recorded a loss on debt extinguishment of $36,000 and $0.5 million, respectively for the three and nine months ended June 30, 2009 as a result of the conversion based on the quoted market closing price of our common shares on the conversion dates.

Other income (expense)

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$1,000	0.0%	$3,000	0.0%	$(2,000)	(66.7%)
Interest expense	(59,000)	(0.4%)	(1,015,000)	(10.0%)	956,000	(94.2%)
Gain (loss) on change in fair market value
of compound embedded derivative	717,000	4.4%	(238,000)	(2.3%)	955,000	(401.3%)
Gain (loss) on change in fair market value
of warrant liability	1,393,000	8.5%	(3,158,000)	(31.1%)	4,551,000	(144.1%)
Impairment loss on investment	(1,000,000)	(6.1%)	-	0.0%	(1,000,000)	(100.0%)
Other income (expense)	(485,000)	(3.0%)	217,000	2.1%	(702,000)	(323.5%)
Total other income (expense)	$567,000	3.5%	$(4,191,000)	(41.3%)	$4,758,000	(113.5%)

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$5,000	0.0%	$13,000	0.1%	$(8,000)	(61.5%)
Interest expense	(5,383,000)	(10.4%)	(1,938,000)	(9.9%)	(3,445,000)	177.8%
Gain (loss) on change in fair market value
of compound embedded derivative	1,115,000	2.2%	350,000	1.8%	765,000	218.6%
Gain (loss) on change in fair market value
of warrant liability	4,369,000	8.4%	(1,415,000)	(7.2%)	5,784,000	(408.8%)
Impairment loss on investment	(1,000,000)	(1.9%)	-	0.0%	(1,000,000)	(100.0%)
Other expense	(929,000)	(1.8%)	3,000	0.0%	(932,000)	(31,066.7%)
Total other income (expense)	$(1,823,000)	(3.5%)	$(2,987,000)	(15.2%)	$1,164,000	(39.0%)

For the three months ended June 30, 2010, total other income was $0.6 million, representing an increase of $4.8 million, or 113.5%, compared to total other expense of $4.2 million for the same period of the prior year. Other income as a percentage of sales for the three months ended June 30, 2010 was 3.5% compared to a negative 41.3% for the same period in the prior year. We incurred interest expenses of $59,000 in the three months ended June 30, 2010 primarily related to 6% interest charges on the Series B-1 Note. In the three months ended June 30, 2009, we incurred interest expense of $1.0 million primarily related to the amortization of the discount on the convertible notes and deferred financing cost, and 6% interest charges on Series A and B Convertible Notes.

In the three months ended June 30, 2010, we recorded a gain on change in fair market value of warranty liability of $1.4 million and a gain on change in fair market value of compound embedded derivative of $0.7 million compared to a loss on change in fair market value of warrant liability of $3.2 million and a loss on change in fair market value of compound embedded derivative of $0.2 million during the three months ended June 30, 2009. The lower conversion price of the compound embedded derivative and warrant in the three months ended June 30, 2010 compared to that in the three months ended June 30, 2009 resulted in less decrease in the fair value of the compound embedded derivative and warrant liability and less gains on change in fair market value of the compound embedded derivative and warrant liability. Other expenses of $0.5 million and other income of $0.2 million for the three months ended June 30, 2010 and 2009, respectively, were primarily related to foreign exchange gain (loss).

The $1.0 million in impairment loss on investment for the three and nine months ended on June 30, 2010 is related to the write-down of our investment in 21-Century Silicon, which we consider as unrecoverable.  No write-down of investment is recorded in the prior period.

For the nine months ended June 30, 2010, total other expenses was $1.8 million, representing a decrease of $1.2 million or 39.0% compared to total other expenses of $3.0 million for the same period of the prior year. Other expenses as a percentage of sales for the nine months ended June 30, 2010 decreased to a negative 3.5% from a negative 15.2% for the nine months ended June 30, 2009. In the nine months ended June 30, 2010, we recorded a gain on change in fair market value of compound embedded derivative of $1.1 million and a gain on change in fair market value of warrant liability of $4.4 million compared to a gain on change in fair market value of compound embedded derivative of $0.4 million and a loss on change in fair market value of warrant liability of $1.4 million during the nine months ended June 30, 2009. The lower conversion price of the compound embedded derivative and warrant in the nine months ended June 30, 2010 compared to that in the nine months ended June 30, 2009, resulted in less decrease in the fair value of the compound embedded derivative and warrant liability and less gains on change in fair market value of the compound embedded derivative and warrant liability. We incurred interest expenses of $5.4 million and $1.9 million in the nine months ended June 30, 2010 and 2009, respectively, primarily related to the amortization of the discount on the convertible notes and deferred financing cost, and 6% interest charges on Series A and B, and Series B-1 Convertible Notes. Other expenses of $0.9 million and other income of $3,000 for the nine months ended June 30, 2010 and 2009, respectively, were primarily related to foreign exchange gain (loss).

Liquidity and Capital Resources

	June 30, 2010	September 30, 2009	Change
Cash and cash equivalents	$2,662,000	$1,719,000	$943,000

As of June 30, 2010, we had cash and cash equivalents of $2.7 million as compared to $1.7 million at September 30, 2009. We will require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, or other events, may cause us to seek additional equity or debt financing in the future. In order to continue as a going concern, we will need to continue to generate new sales while controlling our costs.  If we are unable to successfully generate enough sales to cover our costs, we only have limited cash resources to bear operating losses.  To the extent our operations are not profitable, we may not continue as a going concern.

Our liquidity is impacted to a large extent based on both the nature of the products we sell and also the geographical location of our customers, as our payment terms on sale vary greatly depending on both factors.  With respect to the products we sell, while in the past we have engaged in transactions where we have resold our raw materials due to our overstock of materials relative to our then limited production capacity, as our production capacity has increased over the years, our sales now consist primarily of solar modules to solar panel installers in Europe and Australia who incorporate our modules into their power generating systems that are sold to end-customers.  Payment terms for the sale of our modules are generally longer than payment terms where we resell our raw materials in China and as a result, our payment terms have lengthened relative to prior years.  In addition, with respect to the geographic location of our customers, the payment terms for the sale of our solar modules are generally longer for our customers in the United States than for our customers in Europe and Australia.  While our current sales to customers in the United States are limited, if we are able to increase our sales in the U.S. market or in other markets that may have longer payment terms, our payment terms may lengthen.  If we have more sales of products or in geographies with longer payment terms, the longer payment terms will impact the timing of our cash flows.

	Nine Months Ended June 30,
	2010	2009	Change

Net cash provided by (used in):
Operating activities	$653,000	$369,000	$284,000
Investing activities	(454,000)	(289,000)	(165,000)
Financing activities	729,000	-	729,000
Effect of exchange rate changes on cash and cash equivalents	15,000	5,000	10,000
Net increase in cash and cash equivalents	$943,000	$85,000	$858,000

Net cash provided by operating activities were $0.7 million and $0.4 million for the nine months ended June 30, 2010 and 2009, respectively. Cash flow from operating activities reflected a net loss of $23.7 million adjusted for non-cash items, including depreciation of property and equipment, stock-based compensation, the change in the fair market value of the compound derivative liabilities and warrants liabilities, impairment loss on investment, amortization of note discount and deferred financing cost, and loss on debt extinguishment. The increase of $0.3 million in cash flow from operating activities from June 30, 2009 to June 30, 2010 was mainly attributable to the improved cash generating ability resulting from enlarged sales and positive gross margin. The net loss excluding non-cash expenses for nine months ended June 30, 2010 decreased compared to the same period in 2009, partially offset by higher balances of accounts receivable, inventories, VAT receivables, and a lower accounts payable balance outstanding in the current period.

Net cash used in investing activities were $0.5 million and $0.3 million in the nine months ended June 30, 2010 and 2009, respectively. The increase of $0.2 million in net cash used in investing activities was primarily due to higher property and equipment acquisitions during the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009.

Net cash provided by financing activities was $0.7 million in the nine months ended June 30, 2010 due to we borrowed the fund from a credit facility with Industrial Bank Co., Ltd (“IBC”). There was no cash provided by financing activities for the nine months ended June 30, 2009.

Our consolidated balance sheet, statements of operations and cash flows have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

After consummating the transactions contemplated under the Conversion Agreement and Exchange Agreement, our only outstanding convertible note is the Series B-1-Note. As of June 30, 2010, the principal outstanding and the carrying value of the Series B-1 Note were $1.8 million and 1.5 million, respectively. The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012. The holders of the Series B-1 Note can demand repayment from us upon the occurrence of any of the triggering events detailed in the Series B-1 Note. It is uncertain whether we will be able to satisfy this claim if it comes due. In addition, we have certain commitments as disclosed in the “Off-Balance Sheet Arrangements” section below.

If we experience a material shortfall versus our operating plans, we have a range of actions we can take to remediate the cash shortage, including but not limited to raising additional funds through debt financing, securing a credit facility, entering into secured or unsecured bank loans, or undertaking equity offerings such a rights offering to existing shareholders. However, due to the tight capital and credit markets, we cannot be sure that external financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.

Off-Balance Sheet Arrangements

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding the establishment of laboratories and completion of research and development activities. We have committed to invest no less than RMB5 million each year for the first three years and no less than RMB30 million cumulatively for the first five years. The following table summarizes the commitments in U.S. dollars based upon a translation of the RMB amounts into U.S. dollars at an exchange rate of 6.7909 as of June 30, 2010.

Year	Amount
2010	$2,604,000
2011	1,119,000

Total	$3,723,000

We intend to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Due to the delay in the progress of research and development activities, the amount of $1.7 million originally committed to be paid during fiscal years 2009 and 2008 has not been paid as of June 30, 2010, (included in the total amount of $3.7 million above), as Shanghai University has not incurred the additional costs to meet its research and development milestones and therefore has not made the request for payments. If we fail to make payments, when requested, we will be deemed to be in breach of the agreement. If we are unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of June 30, 2010, we are not in breach as we have not received any additional compensation requests from Shanghai University.

On August 21, 2008, we entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash.  See “Note 3 — Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by our Board of Directors and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of June 30, 2010 was $31.96 million, with an outstanding remaining balance of $15.54 million to be originally funded by September 21, 2010. In August 2010, we received the approval of the Shanghai Government to extend the funding requirement date by nine months to June 2011. We plan to raise funds to meet this capital requirement through participation in the capital markets, such as undertaking equity offerings. If external financing is not available, we will file an application with the Shanghai Government to reduce the capital requirement, which is legally permissible under PRC law.

On January 15, 2010, we incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement our existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, we will have to raise funds or otherwise obtain the approval of local authorities to reduce the amount of registered capital for the subsidiary. The registered capital requirement outstanding as of June 30, 2010, is $23.4 million.

On February 8, 2010, we acquired land use rights of a parcel of land at the price of approximately $0.7 million. This piece of land is 68,025 square meters and is located in Yizheng, Jiangsu Province of China, which will be used to house our second manufacturing facility. As part of the acquisition of the land use right, we are required to complete construction of the facility by February 8, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities Exchange Commission, and to ensure that such information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP. Our fiscal 2009 financial reporting close process was ineffective in recording certain transactions according to the applicable accounting pronouncement, preventing amounts from being incorrectly classified in our statement of cash flows and preparing certain critical financial statement disclosures. Our plan to remediate the material weakness primarily consisted of hiring finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP and training, educating and equipping our existing personnel on U.S. GAAP accounting matters.  We have improved the training, education and equipment of our accounting personnel in U.S. GAAP, hired a new accounting supervisor and engaged a consulting firm to provide us with professional advice on how to improve our disclosure controls and procedures.  We are, however, still looking to hire additional finance and accounting personnel.  Accordingly, management has determined that this control deficiency continues to constitute a material weakness. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We are in the process of implementing the following measures to remediate these material weaknesses: (a) hire additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S. GAAP; and (b) continue to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the SEC also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this periodic report on Form 10-Q, including our June 30, 2010 consolidated financial statements and related notes.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

We have a limited amount of cash to fund our operations.  If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to continue as a going concern.

As of June 30, 2010, we had cash and cash equivalents of $2.7 million. We will require a significant amount of cash to fund our operations.  In order to continue as a going concern, we will need to continue to generate new sales while controlling our costs.  If we are unable to successfully generate enough revenues to cover our costs, we only have limited cash resources to bear operating losses.  To the extent our operations are not profitable, we may not continue as a going concern.

We may be adversely affected by volatile market and industry trends and, in particular, the demand or pricing for our solar power products may decline, which may reduce our sales and earnings.

We are affected by solar power market and industry trends. Beginning in the fourth fiscal quarter 2008, many of our key markets, including Belgium, Germany, and Australia, experienced a period of economic contraction and significantly slower economic growth. In particular, from late 2008 through mid 2009, the credit crisis, weak consumer confidence and diminished consumer and business spending contributed to a significant slowdown in market demand for solar power products. Meanwhile, manufacturing capacity for solar power products increased during the same period. This resulted in prices for solar power products declining significantly.   These same trends continued for the remainder of 2009 and caused prices for solar power products to continue to decline.

In addition, many of our customers and end-users of our products depend on debt financing to fund the initial capital expenditure required to purchase our products. Due to the global credit crisis, our customers and end-users have experienced difficulty in obtaining financing or have experienced an increase in the cost of financing.  This may have affected their decision on whether to purchase our products and/or the timing of their purchases.  The global economy has begun recovering since the first half of 2009 and this resulted in an increased availability of financing for solar power projects.  Taken in conjunction with decreased average selling prices for solar power products, demand for solar power products has increased since the second half of 2009. However, if demand for solar power products declines again and the supply of solar power products continues to grow, the average selling price of our products will be materially and adversely affected.

Also, demand for solar power products is influenced by available supply and prices for other energy products, such as oil, coal and natural gas, as well as government regulations and policies concerning the electric utility industry. A decrease in oil prices, for example, may reduce demand for investment in alternative energy like solar. If these negative market and industry trends continue and the prices of our solar power products continue to decrease as a result, our business and results of operations may be materially and adversely affected.

A significant reduction in or discontinuation of government subsidies and economic incentives for installation of solar energy systems may have a material adverse effect on our results of operations.

A majority of our products sold are eventually incorporated into solar power systems. We believe that the near-term growth of the market for solar power systems depends substantially on government incentives because the cost of solar power continues to substantially exceed the cost of conventional power in many locations around the world. Various governments have used different policy initiatives to encourage or accelerate the development and adoption of solar power and other renewable energy sources. Countries in Europe, most notably Germany and Spain, certain countries in Asia, including China, Japan and South Korea, as well as Australia and the United States have adopted renewable energy policies. Examples of government-sponsored financial incentives include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar power in both on-grid and off-grid applications and reduced dependency on other forms of energy.  However, political changes in a particular country could result in significant reductions or eliminations of subsidies or economic incentives, and the effects of the recent global financial crisis may affect the fiscal ability of governments to offer certain types of incentives, such as tax credits.

A significant reduction in the scope or discontinuation of government incentive programs, especially those in our target overseas markets, could cause demand for our products and our sales to decline, and have a material adverse effect on our business, financial condition, results of operations and prospects. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of government subsidies and economic incentives before the solar power industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations. A significant reduction in the scope or discontinuation of government incentive programs, especially those in the target markets of our major customers, could cause demand for our products and our sales to decline and have a material adverse effect on our business, financial condition, results of operations and prospects.

We have a history of losses and cash outflow from operations which may continue if we do not continue to increase our sales and/or further reduce our costs.

While we have been able to increase sales since our inception, we have generated a net loss in each financial period since inception. After various cost cutting efforts, our operational expenses have been reduced significantly. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing to invest to grow our business, we may not be able to successfully generate sufficient sales to reach profitability. Our ability to achieve profitability also depends on the growth rate of the photovoltaic portion of the market, the continued market acceptance of photovoltaic products, the competitiveness of our products as well as our ability to provide new products and services to meet the demands of our customers. If we fail to reduce the cash consumption from operations and to generate cash from these other sources on a timely basis, or if the cash requirements of our business change as the result of changes in terms from vendors or other causes, we could no longer have the cash resources required to run our business.

Our limited operating history makes it difficult to evaluate our results of operations and prospects.

We have only been operating since 2006 and have limited operating history. Our future success will require us to scale up our production capacity beyond our existing capacity and further expand our customer base. Although we have experienced sales growth in certain periods, we cannot assure you that our sales will increase at previous rates or at all, or that we will be able to operate profitably in future periods. Our limited operating history makes the prediction of future results of operations difficult, and therefore, past sales growth experienced by us should not be taken as indicative of the rate of sales growth, if any, that can be expected in the future. We believe that period to period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. You should consider our business and prospects in light of the risks, uncertainties, expenses and challenges that we will face as an early-stage company seeking to manufacture and sell new products in a volatile and challenging market.

Notwithstanding our continuing efforts to further diversify our customer base, we derive, and expect to continue to derive, a significant portion of our sales from a limited number of customers. As a result, the loss of, or a significant reduction in orders from, any of these customers would significantly reduce our sales and harm our results of operations.

We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of our products to a relatively small number of customers. For the nine fiscal months ended June 30, 2010 and the fiscal years ended September 30, 2009 and 2008, sales to three, four and one customers, respectively, exceeded 10% of our sales and accounted for approximately 76.28%, 70.74% and 38.15%, respectively, of our sales. Consequently, any one of the following events may cause material fluctuations or declines in our sales and have a material adverse effect on our results of operations:

•	reduction, delay or cancellation of orders from one or more significant customers;

•	loss of one or more significant customers and failure to identify additional or replacement customers;

•	failure of any significant customers to make; and

•	timely payment for products.

We cannot assure you that these customers will continue to generate significant sales for us or that we will be able to maintain these customer relationships. We also cannot assure you that we will be successful in diversifying our number of customers, which diversification in itself may create additional financial risk.  In addition, our business is affected by competition in the market for products that many of our major customers sell, and any decline in the businesses of our customers could reduce the purchase of our products by these customers. The loss of sales to any of these customers could also have a material adverse effect on our business, prospects and results of operations.

Our failure to successfully execute our business expansion plans would have a material adverse effect on the growth of our sales and earnings.

Our future success depends, to a large extent, on our ability to expand our production capacity, increase vertical integration and continue technological development of cell efficiencies. If we are able to raise sufficient capital, we plan to increase our annual silicon solar cell and module production capacity from 50 MW to approximately 100 MW. If we are unable to do so, we will not be able to attain the production capacity and desired level of economies of scale in our operations or cut the marginal production cost to the level necessary to effectively maintain our pricing and other competitive advantages. This expansion has required and will continue to require substantial capital expenditures, significant engineering efforts, timely delivery of manufacturing equipment and dedicated management attention, and is subject to significant risks and uncertainties, including:

•
in order to finance our production capacity expansion, we will need to raise additional capital beyond what is raised by this offering through bank borrowings or the issuance of our equity or debt securities, which may not be available on reasonable terms or at all, and which could be dilutive to our existing stockholders;

•
we will be required to obtain government approvals, permits or documents of similar nature with respect to any acquisitions or new expansion projects, and we cannot assure you that such approvals, permits or documents will be obtained in a timely manner or at all;

•
we may experience cost overruns, construction delays, equipment problems, including delays in manufacturing equipment deliveries or deliveries of equipment that does not meet our specifications, and other operating difficulties; and

•	we may not have sufficient management resources to properly oversee capacity expansion as currently planned.

Any of these or similar difficulties could significantly delay or otherwise constrain our ability to undertake our capacity expansion as currently planned, which in turn would limit our ability to increase sales, reduce marginal manufacturing costs or otherwise improve our prospects and profitability.

In addition, we may have limited access to financing to fund working capital requirements, or may have to adjust the terms of our contracts with our suppliers or customers to accommodate their requests, or our suppliers and customers may be unable to perform their obligations under our existing contracts with them.  For example, if we are required to prepay for raw materials or to buy equipment for our manufacturing facilities, we will need to maintain sufficient working capital for such payments and we may not be unable to obtain on reasonable terms to finance such payments or at all.  The occurrence of any of these events would affect our ability to achieve economies of scale and higher utilization rates, which may in turn hinder our ability to increase vertical integration and expand our production capacity as planned.

Volatility in the prices of raw materials makes our procurement planning challenging and could have a material adverse effect on our results of operations and financial condition.

We procure raw materials primarily through spot market purchases.  We expect that the prices of raw materials may become increasingly volatile, making our procurement planning challenging. For example, if we refrain from entering into more fixed-price, long-term supply contracts, we may miss opportunities to secure long-term supplies of raw materials at favorable prices if the price of raw materials increases significantly in the future.

On the other hand, if we enter into more fixed-price, long-term supply contracts, we may not be able to renegotiate or otherwise adjust the purchase prices under such long-term supply contracts if the price declines. If we fail to obtain silicon wafer, our key raw material from the spot market, due to the volatility of raw material prices, we may be unable to manufacture our products.  If we are able to manufacture our products, our products may be available at a higher cost or after a long delay in connection with our efforts to obtain silicon wafer. The inability to obtain silicon wafers could prevent us from delivering our products to potential customers and meeting their required quantities and prices that are profitable to us. The failure to obtain materials and components that meet quality, quantity and cost requirements in a timely manner could impair our ability to manufacture products or increase our expected costs, or could cause us to experience order cancellations and loss of market share. In each case, our business, financial condition and results of operations may be materially and adversely affected.

We currently do not have sufficient funds to meet the registered capital requirement for our Yizheng subsidiary and Shanghai subsidiary.

On January 15, 2010, we incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement our existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  As of June 30, 2010, the outstanding registered capital requirement for the Yizheng subsidiary was $23.4 million.  In addition, our wholly-owned subsidiary in Shanghai, China has a registered capital requirement of $47.5 million and as of June 30, 2010, our paid-in-capital was approximately $31.96 million, with the remaining balance of $15.54 million to be originally funded by September 21, 2010. In August 2010, the Company received the approval of the Shanghai government to extend the funding requirement date by nine months to June 2011. In order to fund the registered capital requirement, we will have to raise funds or otherwise obtain the approval of local authorities to reduce the amount of registered capital for each of our subsidiaries. We cannot assure you that we will be able to raise funds or obtain local authority approval to reduce the amount of registered capital. See “Note 12 — Commitments and Contingencies”, in the Notes to Consolidated Financial Statements of this Form 10-Q.

We may not have sufficient funds to complete construction of a manufacturing facility in Yizheng as required.

On February 8, 2010, we acquired land use rights of a parcel of land at the price of approximately $0.7 million. This piece of land is 68,025 square meters and is located in Yizheng, Jiangsu Province of China, which will be used to house our second manufacturing facility. As part of the acquisition of the land use right, we are required to complete construction of the facility by February 8, 2012. We cannot assure you that we will have sufficient funds to complete construction of the facility by the required date or obtain local authority approval to delay such required date. See “Note 12 — Commitments and Contingencies”, in the Notes to Consolidated Financial Statements of this Form 10-Q.

We have not fully funded our research and development commitments with Shanghai University

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we committed to fund the establishment of laboratories and completion of research and development activities. We committed to invest no less than RMB 5 million each year for the first three years and no less than RMB 30 million cumulatively for the first five years. Due to the delay in the progress of research and development activities, the amount of $1.7 million originally committed to be paid during fiscal years 2009 and 2008 has not been paid as of June 30, 2010, as Shanghai University has not incurred the additional costs to meet its research and development milestones and therefore has not made the request for payments. If we fail to make such payments when requested, we may be deemed to be in breach of the agreement. If we are unable to correct the breach within the requested time frame, Shanghai University could seek compensation of up to an additional 15% of the total committed amount for approximately $0.7 million. As of June 30, 2010, the Company is not in breach as it has not received any additional compensation requests from Shanghai University. We, however, cannot assure you that we will be able to fund our commitments to Shanghai University when requested to do so. See “Note 12 — Commitments and Contingencies”, in the Notes to Consolidated Financial Statements of this Form 10-Q.

The terms of one of our debt instruments contains certain requirements and covenants which limit our ability to raise funds. In addition, if we fail to comply with our covenants, our debt may be accelerated.

Our Series B-1 Note contains certain provisions which, under certain circumstances, require us to redeem certain amounts of the indebtedness in an equity financing. In connection with certain future equity financings that we may pursue, we would be required to utilize a portion of the proceeds towards redemption of our Series B-1 Note, which may make it more difficult for us to raise capital.  In addition, our credit facility with Industrial Bank Co., Ltd. (“IBC”) contains provisions whereby IBC can demand repayment of outstanding debt if we do not comply with any of the covenants, including but not limited to, maintaining our creditworthiness, complying with all our contractual obligations, providing true and accurate records as requested by IBC, fulfillment of other indebtedness (if any), maintaining our business license and continuing operations, ensuring our financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. Since certain of the covenants are broadly constructed and subjective in nature, IBC may have the right to demand repayment of any outstanding debt as it may determine in its own discretion.

Our dependence on a limited number of suppliers for a substantial majority of raw materials, especially our silicon wafers, could prevent us from delivering our products in a timely manner to our customers in the required quantities, which could result in order cancellations, decreased sales and loss of market share.

In 2008 and 2009, our five largest suppliers supplied in the aggregate approximately 90.1% and 70.76%, respectively, of our total silicon wafer material purchases by value. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products, our products may only be available at a higher cost or after a long delay, or we could be prevented from delivering our products to our customers in the required quantities, at competitive prices and on acceptable terms of delivery. Problems of this kind could cause us to experience order cancellations, decreased sales and loss of market share. In general, the failure of a supplier to supply silicon wafer materials that meet our quality, quantity and cost requirements in a timely manner due to lack of supplies or other reasons could impair our ability to manufacture our products or could increase our costs, particularly if we are unable to obtain these materials and components from alternative sources in a timely manner or on commercially reasonable terms. Some of our suppliers have a limited operating history and limited financial resources, and the contracts we entered into with these suppliers do not clearly provide for remedies to us in the event any of these suppliers is not able to, or otherwise does not, deliver, in a timely manner or at all, any materials it is contractually obligated to deliver. Any disruption in the supply of silicon wafer materials to us may adversely affect our business, financial condition and results of operations.

We face intense competition in solar power product markets. If we fail to adapt to changing market conditions and to compete successfully with existing or new competitors, our business prospects and results of operations would be materially and adversely affected.

The markets for solar cells and solar modules are intensely competitive.  As we build up our solar cell and solar module production capacity and increase the output of our products, we compete with manufacturers of solar cells and solar modules both outside as well as inside China.  Outside China, our competitors include BP Solar, Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries Inc., Sharp Corporation, Q-Cells AG, Sanyo Electric Co., Ltd. and Sunpower Corporation. In China, our primary competitors are Suntech Power Holding’s Co., Ltd., Trina Solar Ltd., Baoding Tianwei Yingli New Energy Resources Co., Ltd. and Nanjing PV-Tech Co., Ltd, Canadian Solar Inc. and Solarfun Power Holdings Co., Ltd.  We compete primarily on the basis of the power efficiency, quality, performance and appearance of our products, price, strength of supply chain and distribution network, after-sales service and brand image. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do.  They may also have existing relationships with suppliers of silicon wafers, which may give them an advantage in the event of a silicon shortage.

Moreover, we expect an increase in the number of competitors entering our markets over the next few years. The key barriers to entry into our industry at present consist of availability of financing and availability of experienced technicians and executives familiar with the industry. If these barriers disappear or become more easily surmountable, new competitors may successfully enter into our industry, resulting in loss of our market share and increased price competition, which could adversely affect our operating and net margins.

We also compete with alternative solar technologies. Some companies have spent significant resources in the research and development of proprietary solar technologies that may eventually produce photovoltaic products at costs similar to, or lower than, those of monocrystalline or polycrystalline wafers without compromising product quality. For example, some companies are developing or currently producing photovoltaic products based on thin film photovoltaic materials, which require significantly less polysilicon to produce than monocrystalline or polycrystalline solar power products. These alternative photovoltaic products may cost less than those based on monocrystalline or polycrystalline technologies while achieving the same level of conversion efficiency, and therefore, may decrease the demand for monocrystalline and polycrystalline wafers, which may adversely affect our business prospects and results of operations.

In addition, the solar power market in general also competes with other sources of renewable energy and conventional power generation. If prices for conventional and other renewable energy sources decline, or if these sources enjoy greater policy support than solar power, the solar power market could suffer and our business and results of operations may be adversely affected.

If solar power technology is not suitable for widespread adoption, or sufficient demand for solar power products do not develop or takes longer to develop than we anticipate, sufficient sales may not develop, which may have an adverse effect on our business and results of operations.

The solar power market is at a relatively early stage of development and the extent to which solar power products will be widely adopted is uncertain. Market data in the solar power industry is not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If solar power technology proves unsuitable for widespread adoption or if the demand for solar power products fails to develop sufficiently, we may not be able to grow our business or generate sufficient sales to become profitable or sustain profitability. In addition, demand for solar power products in targeted markets, including China, may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of solar power technology and the demand for solar power products, including:

•	cost-effectiveness of solar power products compared to conventional and other non-solar energy sources and products;

•	performance and reliability of solar power products compared to conventional and other non-solar energy sources and products;

•	availability of government subsidies and incentives to support the development of the solar power industry;

•	success of other alternative energy generation technologies, such as wind power, hydroelectric power and biofuels;

•
fluctuations in economic and market conditions that affect the viability of conventional and non- solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by end users of solar power products, which tend to decrease when economy slows down; and

•	deregulation of the electric power industry and broader energy industry.

If solar power technology proves unsuitable for wide commercial adoption and application or if demand for solar power products fails to develop sufficiently, we may not be able to grow our business or generate sufficient sales to sustain our profitability.

Technological changes in the solar power industry could render our products uncompetitive or obsolete, which could reduce our market share and cause our sales and net income to decline.

The solar power industry is characterized by evolving technologies and standards. These technological evolutions and developments place increasing demands on the improvement of our products, such as solar cells with higher conversion efficiency and larger and thinner silicon wafers and solar cells. Other companies may develop production technologies enabling them to produce silicon wafers that could yield higher conversion efficiencies at a lower cost than our products. Some of our competitors are developing alternative and competing solar technologies that may require significantly less silicon than solar cells and modules, or no silicon at all. Technologies developed or adopted by others may prove more advantageous than ours for commercialization of solar power products and may render our products obsolete. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological advances in the solar power industry and effectively compete in the future. Our failure to further refine and enhance our products or to keep pace with evolving technologies and industry standards could cause our products to become uncompetitive or obsolete, which could in turn reduce our market share and cause our sales and net income to decline.

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

A significant portion of our sales and expenses are now denominated in foreign currencies. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate foreign currency risk. For example, if the Euro depreciates against the RMB Yuan, the currency use to purchase most of our raw materials, then our profits may be negatively impacted because a large amount of our sales are in Euros. We are attempting to limit the impact of a declining Euro by quoting our prices in U.S. dollars, but this exposes us to the fluctuations between the RMB Yuan and the US dollar.  Therefore, fluctuations in the value of foreign currencies have and can continue to have a negative impact on the profitability of our global operations, which would seriously harm our business, results of operations, and financial condition.

We are subject to risks associated with currency fluctuations, and changes in the exchange rates of applicable currencies could impact our results of operations.

Historically, most of our revenues and greater than the majority of our operating expenses and costs of sales have been denominated in non-U.S. currencies, principally the RMB Yuan and the Euro, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the RMB Yuan and the U.S. dollar and the Euro and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to RMB Yuan, a depreciation in the U.S. dollar relative to the RMB Yuan could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the RMB Yuan. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock following the completion of this offering could be adversely affected.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as policies adopted by electric utilities companies. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In a number of countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the demand for our products. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost of solar power and make it less desirable, thereby decreasing the demand for our products, harming our business, prospects, results of operations and financial condition.

In addition, we anticipate that solar power products and their installation will be subject to oversight and regulation in accordance with national and local regulations relating to building codes, safety, environmental protection, utility interconnection, and metering and related matters. Any new government regulations or utility policies pertaining to solar power products may result in significant additional expenses to the users of solar power products and, as a result, could eventually cause a significant reduction in demand for our products.

We require a significant amount of cash to fund our operations and business expansion; if we cannot obtain additional capital on terms satisfactory to us when we need it, our growth prospects and future profitability may be materially and adversely affected.

We require a significant amount of cash to fund our operations, including payments to suppliers of our raw materials. We will also need to raise funds for the expansion of our production capacity and other investing activities, as well as our research and development activities in order to remain competitive. Future acquisitions, expansions, market changes or other developments may cause us to require additional funds. Our ability to obtain external financing is subject to a number of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	the state of global credit markets;

•	general market conditions for financing activities by companies in our industry; and

•	economic, political and other conditions in China and elsewhere.

If we are unable to obtain funding in a timely manner or on commercially acceptable terms, or at all, our growth prospects and future profitability may be materially and adversely affected.

Our research and development initiatives may fail to enhance manufacturing efficiency or quality of our products.

We are making efforts to improve our manufacturing processes and improve the conversion efficiency and quality of our products. We plan to focus our research and development efforts on improving each step of our production process, making us an industry leader in technological innovation. In addition, we undertake research and development to enhance the quality of our products. We cannot assure you that such efforts will improve the efficiency of manufacturing processes or yield products with expected quality. In addition, the failure to realize the intended benefits from our research and development initiatives could limit our ability to keep pace with rapid technological changes, which in turn would hurt our business and prospects.

Failure to achieve satisfactory production volumes of our products could result in a decline in sales.

The production of solar cells and solar modules involves complex processes. Deviations in the manufacturing process can cause a substantial decrease in output and, in some cases, disrupt production significantly or result in no output. We have from time to time experienced lower-than-anticipated manufacturing output during the ramp-up of production lines. This often occurs during the introduction of new products, the installation of new equipment or the implementation of new process technologies. As we bring additional lines or facilities into production, we may operate at less than intended capacity during the ramp-up period. This would result in higher marginal production costs and lower than expected output, which could have a material adverse effect on our results of operations.

Because a majority of our products are sold with warranties extending for 25 years, problems with product quality or product performance may cause us to incur warranty expenses. If these expenses are significant, they could have a material adverse affect on our business and results of operations.

Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped the product and recognized the sale. Because our products are new to the market, we are not able to evaluate their performance for the entire warranty period before we offer them for sale. If our products fail to perform as expected and we experience a significant increase in warranty claims, we may incur significant repair and replacement costs associated with such claims. In addition, product defects could cause significant damage to our market reputation and reduce our product sales and market share, and our failure to maintain the consistency and quality throughout our production process could result in substandard quality or performance of our products. If we deliver our products with defects, or if there is a perception that our products are of substandard quality, we may incur substantially increased costs associated with returns or replacements of our products, our credibility and market reputation could be harmed and our sales and market share may be adversely affected.

Our operations are subject to natural disasters, adverse weather conditions, operating hazards and labor disputes.

We may experience earthquakes, floods, snowstorms, typhoon, power outages, labor disputes or similar events beyond our control that would affect our operations. Our manufacturing processes involve the use of hazardous equipment, and we also use, store and generate volatile and otherwise dangerous chemicals and wastes during our manufacturing processes, which are potentially destructive and dangerous if not properly handled or in the event of uncontrollable or catastrophic circumstances, including operating hazards, fires and explosions, natural disasters, adverse weather conditions and major equipment failures, for which we cannot obtain insurance at a reasonable cost or at all.

Our CEO and a significant stockholder collectively hold a controlling interest in us, they have significant influence over our management and their interests may not be aligned with our interests or the interests of our other stockholders.

As of June 30, 2010, our director, president and chief executive officer, Leo Shi Young, beneficially owns 15,284,286 shares of our common stock, or approximately 9%, of our common stock. As of June 30, 2010, The Quercus Trust, which nominated David Anthony and David Field to our Board of Directors, beneficially owns 82,119,691 shares of our common stock, or approximately 48.36%, of our common stock. Therefore, our CEO and the Quercus Trust have substantial control over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors, dividend policy and other significant corporate actions. They may take actions that are not in the best interest of our company or our securities holders. For example, this concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. On the other hand, if our chief executive officer and the Quercus Trust are in favor of any of these actions, these actions may be taken even if they are opposed by our other stockholders, including you and those who invest in our common stock.

We have limited insurance coverage and may incur losses resulting from product liability claims, business interruption or natural disasters.

We are exposed to risks associated with product liability claims in the event that the use of our products results in property damage or personal injury. Since our products are ultimately incorporated into electricity generating systems, it is possible that users could be injured or killed by devices that use our products, whether as a result of product malfunctions, defects, improper installations or other causes. Due to our limited operating history, we are unable to predict whether product liability claims will be brought against us in the future or to predict the impact of any resulting adverse publicity on our business. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. We carry limited product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. In addition, we do not carry any business interruption insurance. As the insurance industry in China is still in its early stage of development, even if we decide to take out business interruption coverage, such insurance available in China offers limited coverage compared with that offered in many other countries. Any business interruption or natural disaster could result in substantial losses and diversion of our resources and materially and adversely affect our business, financial condition and results of operations.

Our lack of sufficient patent protection in and outside of China may undermine our competitive position and subject us to intellectual property disputes with third parties, both of which may have a material adverse effect on our business, results of operations and financial condition.

We have developed various production process related know-how and technologies in the production of our products. Such know-how and technologies play a critical role in our quality assurance and cost reduction. In addition, we have implemented a number of research and development programs with a view to developing techniques and processes that will improve production efficiency and product quality. Our intellectual property and proprietary rights arising out of these research and development programs will be crucial in maintaining our competitive edge in the solar power industry.  However, we have not sought to protect our intellectual property and proprietary knowledge by applying for patents for them. We use contractual arrangements with employees and trade secret protections to protect our intellectual property and proprietary rights. Nevertheless, contractual arrangements afford only limited protection and the actions we may take to protect our intellectual property and proprietary rights may not be adequate.

In addition, others may obtain knowledge of our know-how and technologies through independent development. Our failure to protect our production process, related know-how and technologies and/or our intellectual property and proprietary rights may undermine our competitive position. Third parties may infringe or misappropriate our proprietary technologies or other intellectual property and proprietary rights. Policing unauthorized use of proprietary technology can be difficult and expensive. Litigation, which can be costly and divert management attention and other resources away from our business, may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of our proprietary rights. We cannot assure you that the outcome of such potential litigation will be in our favor. An adverse determination in any such litigation will impair our intellectual property and proprietary rights and may harm our business, prospects and reputation.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to pay significant damage awards.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to photovoltaic technology patents involve complex scientific, legal and factual questions and analysis and, therefore, may be highly uncertain. We may be subject to litigation involving claims of patent infringement or violation of intellectual property rights of third parties. The defense and prosecution of intellectual property suits and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our anticipated products or subject us to injunctions prohibiting the manufacture and sale of our anticipated products or the use of our technologies. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our anticipated products until resolution of such litigation.

Our business depends substantially on the continuing efforts of our president and chief executive officer and key technical personnel, as well as our ability to maintain a skilled labor force. Our business may be materially and adversely affected if we lose their services.

Our future success depends to a significant extent on Leo Shi Young, our president and chief executive officer. We do not maintain key man life insurance on our executive officers. If Mr. Young becomes unable or unwilling to continue in his present position, we may not be able to replace him readily. In that case our business could be severely disrupted, and we may incur substantial expenses to recruit and retain new officers.  Furthermore, recruiting and retaining capable personnel, particularly experienced engineers and technicians familiar with our products and manufacturing processes, is vital to maintain the quality of our products and improve our production methods. There is substantial competition for qualified technical personnel, and we cannot assure you that we will be able to attract or retain qualified technical personnel. If we are unable to attract and retain qualified employees, key technical personnel and our executive officers, our business may be materially and adversely affected.

Compliance with environmental, safe production and construction regulations can be costly, while non-compliance with such regulations may result in adverse publicity and potentially significant monetary damages, fines and suspension of our business operations.

We use, store and generate volatile and otherwise dangerous chemicals and wastes during our manufacturing processes, and are subject to a variety of government regulations related to the use, storage and disposal of such hazardous chemicals and waste. We are required to comply with all People’s Republic of China, or PRC, national and local environmental protection regulations. Under such regulations, we are prohibited from commencing commercial operations of our manufacturing facilities until we have obtained the relevant approvals from PRC environmental protection authorities. In addition, the PRC government may issue more stringent environmental protection, safe production and construction regulations in the future and the costs of compliance with new regulations could be substantial. If we fail to comply with the future environmental, safe production and construction laws and regulations, we may be required to pay fines, suspend construction or production, or cease operations. Moreover, any failure by us to control the use of, or to adequately restrict the discharge of, dangerous substances could subject us to potentially significant monetary damages and fines or the suspension of our business operations.

We are subject to corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under SEC rules, we are required to include management’s report on internal controls as part of our annual reports pursuant to Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Our management discovered material weaknesses in our internal controls over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements, which could cause inventors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

In connection with our 2009 financial statement audit, our management identified material weaknesses.  The weaknesses were related to our lack of a sufficient number of finance personnel with an appropriate level of knowledge, experience and training in the application of U.S. generally accepted accounting principles, or GAAP, as well as inadequate controls over the closing and reporting processes, which resulted in audit adjustments to our fiscal year 2009 annual consolidated financial statements.

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

All of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Chinese economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources, some of which benefit us and some of which may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has reduced state ownership of productive assets, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the Chinese economy could result in decreased capital expenditure by solar energy users, which in turn could reduce demand for our anticipated products.

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

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

Foreign exchange transactions by our Shanghai subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities, including the State Administration of Foreign Exchange (SAFE).  We will need to fund our Shanghai subsidiary by means of capital contributions.  We cannot assure you that we will be able to obtain government approvals on a timely basis, if at all, with respect to future capital contributions by the U.S. Company to our Shanghai subsidiary. If we fail to receive such approvals, our ability to use the proceeds we have received from our fund raising to capitalize our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

In the event that our common stock fails to qualify for continued inclusion on OTC Bulletin Board, our common stock could become quoted in what are commonly referred to as the “pink sheets.” Under such circumstances, it may be more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain investors, such as financial institutions and hedge funds.

We have raised substantial amounts of capital in private placements and if we inadvertently failed to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

Some securities offered in our private placements were not registered under the Securities Act of 1933, as amended, or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements or any of such exemptions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we would face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently is reported on the OTC Bulletin Board, as well as the issuance of warrants or convertible securities at a discount to market price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2010, we issued 209,549 shares of our common stock as accrued interest to the holder of our Series B-1 convertible note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

On June 16, 2010, we issued 168,749 shares of our common stock as accrued interest to the holder of our Series B-1 convertible note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

None

ITEM 5. OTHER INFORMATION

On August 12, 2010, the Board of Directors confirmed the removal of Mr. Shi Jian Yin from the position of Chief Operating Officer of the Company.

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

SOLAR ENERTECH CORP.

Date: August 16, 2010	By:	/s/ Steve Ye
Steve Ye
Chief Financial Officer