Form 10-K
period 2010-09-30
SOLAR ENERTECH CORP
filed 2010-12-17
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based on the closing sale price as of the last business day of the registrant’s second fiscal quarter, March 31, 2010, was approximately $14,493,578.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of December 13, 2010 was 171,257,443.

TABLE OF CONTENTS

Page
PART I

Item 1. Business	4
Item 1A. Risk Factors	9
Item 1B. Unresolved Staff Comments	21
Item 2. Properties	21
Item 3. Legal Proceedings	21
Item 4. Submission of Matters to a Vote of Security Holders	21

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6. Selected Financial Data	24
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	33
Item 8. Financial Statements and Supplementary Data	33
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A. Controls and Procedures	62
Item 9B. Other Information	63

PART III

Item 10. Directors and Executive Officers and Corporate Governance	64
Item 11. Executive Compensation	66
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13. Certain Relationship and Related Transactions, and Director Independence	71
Item 14. Principal Accountant Fees and Services	71

PART IV

Item 15. Exhibits and Financial Statement Schedules	73

Signatures	76

EXHIBIT 21.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, in particular in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, which relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the heading “Risks Related to Our Business”, “Risks Related to Doing Business in China” and “Risks Related To an Investment in Our Securities” in this document as well as other relevant risks detailed in the our filings with the Securities and Exchange Commission (the “SEC”) which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-K should be read in light of such risks.

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

PART I

ITEM 1. BUSINESS

Our Business

Solar EnerTech Corp. was originally incorporated under the laws of the State of Nevada on July 7, 2004.  In April 2006, we changed our name to Solar EnerTech Corp. and in August 2008, we reincorporated to the State of Delaware through a merger whereby the predecessor Nevada entity merged with and into a Delaware wholly-owned subsidiary.  Solar EnerTech Corp. is a solar product manufacturer with its headquarter based in Mountain View, California, and with low-cost operations located in Shanghai, China.  Our principal products are monocrystalline silicon and polycrystalline silicon solar cells and solar modules. Solar cells convert sunlight to electricity through the photovoltaic effect, with multiple solar cells electrically interconnected and packaged into solar modules to form the building blocks for solar power generating systems. We primarily sell solar modules to solar panel installers who incorporate our modules into their power generating systems that are sold to end-customers located in Europe, Australia, North America and China.

We have established our manufacturing base in Shanghai, China to capitalize on the cost advantages offered in manufacturing of solar power products.  In our 67,107-square-foot manufacturing facility, we operate two 25MW solar cell production lines and a 50MW solar module production facility.  We believe that the choice of Shanghai, China for our manufacturing base provides us with convenient and timely access to key resources and conditions to support our growth and low-cost manufacturing operations.

We have been able to increase sales since our inception in 2006. Although our efforts to reach profitability have been adversely affected by the global recession, credit market contraction and volatile polysilicon market, during fiscal year 2010 we had significantly improved our gross margin resulted from declines in raw materials costs and the efficiencies gained from greater capacity utilization at our facilities.

Our Industry

Solar power has emerged as one of the most rapidly growing renewable energy sources. Through a process known as the photovoltaic (PV) effect, electricity is generated by solar cells that convert sunlight into electricity. In general, global solar cell production can be categorized by three different types of technologies, namely, monocrystalline silicon, polycrystalline silicon and thin film technologies. Crystalline silicon technology is currently the most commonly used.

Although PV technology has been used for several decades, the solar power market grew significantly only in the past several years. Despite the contraction in demand for solar power products during the second half of 2008 and the first half of 2009 resulting from the global recession, credit market contraction and volatile polysilicon market, we believe that demand for solar power products has recovered significantly in response to a series of factors, including the recovery of the global economy and increasing availability of financing for solar power projects. Although selling prices for solar power products, including the average selling prices of our products, have generally stabilized at levels substantially below pre-crisis prices, there is no assurance that such prices may not decline again. In addition, demand for solar power products is significantly affected by government incentives adopted to make solar power competitive with conventional fossil fuel power. The widespread implementation of such incentive policies, as has occurred in many countries in Europe, Asia Pacific and North America, has significantly stimulated demand, whereas reductions or limitations on such policies, as have recently been announced in Germany, Spain and South Korea, can reduce demand for such products. We have taken mitigating efforts to reduce this risk by developing customers in other emerging markets and in our established markets. We are currently expanding our niche market, which are customers who are often underserved by major manufacturers who prefer to sell solar product in large volumes. Accordingly, we believe that demand will continue to grow rapidly in the long term as solar power becomes an increasingly important source of renewable energy.

We believe the following factors will drive demand in the global solar power industry, including demand for our products:

•	environmental and other advantages of solar power;

•	long-term growth in demand for alternative sources of energy;

•	government incentives for solar power; and

•	decreasing costs of producing solar energy.

We believe the following are the key challenges presently facing the solar power industry:

•	higher cost of solar power compared with other sources of energy to consumers;

•	difficulties in obtaining cost-effective financing for solar power projects;

•	continual reliance on government subsidies and incentives;

•	volatility of prices in the polysilicon and solar power product markets; and

•	need to promote awareness and acceptance of solar power usage.

Our Competitive Strengths

We believe that the following strengths enable us to compete successfully in the solar power industry:

•	our focus on niche, “emerging markets” and “emerging customers” in existing markets not typically covered by the major solar manufacturers;

•	our ability to provide high-quality products enables us to increase our sales and enhance our brand recognition;

•	our strategic locations provide us with convenient access to key resources and conditions to support our low-cost manufacturing operations; and

•	our modern production equipment enables us to enhance our productivity.

Our Strategy

In order to achieve our goal of becoming a leading supplier of solar power products, we intend to pursue the following principal strategies:

•
continuing to diversify our customer base with a focus on quality, service and competitive pricing, but with a focus on niche, “emerging markets” and “emerging customers” in existing markets not typically covered by the major solar manufacturers;

•	developing a vertically integrated business model where we can produce wafers to capture additional margin;

•	raising additional capital or borrowings to continue to prudently invest in the coordinated expansion of our production capacity to add 50MW, to bring our total manufacturing capacity to 100MW;

•
continuing to enhance our research and development capability with a focus on improving our manufacturing processes to increase overall cell efficiency, reduce our average cost and improve the quality of our products;

•	establishing regional sales and support offices and warehouses in Central Europe and North America to expand our sales and marketing network and enhance our sales and marketing channels; and

•	establishing strategic alliances with medium and small installers, who also serve as distributors, and system integrators and securing silicon raw material supplies at competitive cost.

Our Challenges

We believe that the following are some of the major challenges, risks and uncertainties that may materially affect us:

•
we have a limited amount of cash to fund our operations and we may not be able to secure external financing when needed; and if available, financing may not be obtained on terms favorable to us or our stockholders;

•
we may be adversely affected by volatile market and industry trends, in particular, the demand for our solar power products or the price at which we can charge may decline, which may reduce our sales and earnings;

•	a significant reduction in or discontinuation of government subsidies and economic incentives for installation of solar energy systems may have a material adverse effect on our results of operations;

•	our limited operating history makes it difficult to evaluate our results of operations and prospects;

•
notwithstanding our continuing efforts to further diversify our customer base, we derive, and expect to continue to derive, a significant portion of our sales from a limited number of customers. As a result, the loss of, or a significant reduction in orders from, any of these customers would significantly reduce our sales and harm our results of operations;

•	our failure to successfully execute our business expansion plans would have a material adverse effect on the growth of our sales and earnings;

•	we may not be able to obtain sufficient silicon raw materials in a timely manner, which could have a material adverse effect on our results of operations and financial condition;

•	volatility in the prices of silicon raw materials makes our procurement planning challenging and could have a material adverse effect on our results of operations and financial condition; and

•
fluctuations in exchange rates could adversely affect our results of operations because the currency we generally do business in is the RMB Yuan, our financial statements are expressed in U.S. dollars and a significant portion of our sales and expenses are denominated in foreign currencies.

Principal Products and Services

The essential component in all solar panel applications is the photovoltaic solar cell, which converts the sun’s visible light into electricity. Solar cells are then assembled in modules for specific applications. We manufacture PV solar cells, and we design and produce advanced PV modules for a variety of applications, such as standard panels for solar power stations, roof panels, solar arrays, and modules incorporated directly into exterior walls.

Marketing Strategy

The primary solar market is currently in Europe and Australia, where significant government incentive programs are helping fuel high demand for solar products. Our secondary market is the United States, where the State of California has launched an ambitious One Million Solar Roof incentive program for residences and businesses. With a newly set-up marketing and sales office in the United Sates, we are well-positioned to meet incremental market demand in the United States.

Sales Strategy

We manufacture high-quality and high-conversion-rate solar products with outstanding after-sale services. By keeping costs low, we expect to market our panels, to be trademarked as “SolarE”, at prices generally lower than many of our competitors.

Research and Development

We have established a joint Research and Development (“R&D”) laboratory with Shanghai University to facilitate improvements to our products. The main focus of this research laboratory is to:

•	Research and test theories of photovoltaics, thermo-physics, the physics of materials and chemistry;

•	Develop efficient and ultra-efficient PV cells with light/electricity conversion rate ranging from 20% to 35%;

•	Develop environmentally-friendly high-conversion-rate manufacturing technology for chemical compound film PV cell materials;

•	Develop highly-reliable, low-cost manufacturing technology and equipment for thin-film PV cells;

•	Research and develop key materials for new low-cost flexible-film PV cells and non-vacuum technology; and

•	Research and develop key technologies and fundamental theories for third-generation PV cells.

Our management believes that the joint R&D laboratory will enable us to be at the forefront of PV research and development, and hopes to create a valuable comparative advantage over solar cell producers today, with the goal of enabling us to become an important solar-cell manufacturer.

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

Intellectual Property

We are not, at present, the holder of any patents, trademarks or copyrights on our products. We intend to trademark the trade name “SolarE” in Asia, Europe and North America in the future and will, if we are successful in our conduct of research and development activities seek intellectual property protection for such products. Solar cells are in the public domain and our only protection in producing them is in the know-how or experience of our employees and management in producing our products.

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

Photovoltaic Industry and the World

The photovoltaic industry has made huge improvements in solar cell efficiencies as well as having achieved significant cost reductions. The global photovoltaic industry is expanding rapidly:  In the last few years, most solar production has moved and continues to move to Europe and China. Countries like Germany and Spain have had government-incentive programs that have made solar systems more attractive. In the United States, Energy Policy Act (EPACT) enacted a 30% investment tax credit for solar, and in January 2006, California approved the largest solar program in the country's history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible. As the current administration in the United States pursues a “Green Economy”, we expect both federal and state incentives to play an important role in boosting the use of solar electricity in the near future.

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

With a solar boom being expected globally in the near future and with renewable energy laws being implemented as best-practice models often with attractive solar energy delivery compensation rules as in Germany, solar companies are currently expanding their activities in Europe (e.g., Spain, Italy, France and Greece, and Holland). With growing markets in Southern Europe, Asia and the United States, numerous opportunities exist for competitors in the photovoltaic market.

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

Environmental Regulations

In our manufacturing process, we will use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our manufacturing activities. We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

Management believes that we have all environmental permits necessary to conduct our business and have obtained all necessary environmental permits for our facility in Shanghai. Management also believes that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Principal Suppliers

We currently purchase silicon wafer, our key raw material, from the spot market. In 2010 and 2009, our five largest suppliers supplied in the aggregate approximately 87.5% and 76.7%, respectively, of our total silicon wafer material purchases by value.

Employees

As of September 30, 2010, we employed approximately 393 people, as follows: our California office currently has 2 employees and the manufacturing plant in Shanghai currently has 391 employees.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below and all of the information contained in this prospectus before deciding whether to purchase our common stock.  Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  The trading price could decline due to any of these risks, and an investor may lose all or part of an investor’s investment.  Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. Our filings with the SEC also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See “Special Note Regarding Forward-Looking Statements.” In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our September 30, 2010 consolidated financial statements and related notes.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

We have a limited amount of cash to fund our operations.  If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to continue as a going concern.

As of September 30, 2010, we had cash and cash equivalents of $6.6 million. We will require a significant amount of cash to fund our operations.  In order to continue as a going concern, we will need to continue to generate new sales while controlling our costs.  If we are unable to successfully generate enough revenues to cover our costs, we only have limited cash resources to bear operating losses.  To the extent our operations are not profitable, we may not continue as a going concern.

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

A significant reduction in the scope or discontinuation of government incentive programs, especially those in our target overseas markets, such as Germany, Spain and South Korea could cause demand for our products and our sales to decline, and have a material adverse effect on our business, financial condition, results of operations and prospects. Governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. Reductions in, or eliminations of government subsidies and economic incentives before the solar power industry reaches a sufficient scale to be cost-effective in a non-subsidized marketplace could reduce demand for our products and adversely affect our business prospects and results of operations. A significant reduction in the scope or discontinuation of government incentive programs, especially those in the target markets of our major customers, could cause demand for our products and our sales to decline and have a material adverse effect on our business, financial condition, results of operations and prospects. We have taken mitigating efforts to reduce this risk by developing customers in other emerging markets and in our established markets. We are currently expanding our niche market, which are customers who are often underserved by major manufacturers who prefer to sell solar product in large volumes. Accordingly, we believe that demand will continue to grow rapidly in the long term as solar power becomes an increasingly important source of renewable energy.

We have a history of losses and cash outflow from operations which may continue if we do not continue to increase our sales and/or further reduce our costs.

While we have been able to increase sales since our inception, we have generated an operating loss in each financial period since inception. After various cost cutting efforts, our operational expenses have been reduced significantly. In order to improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing to invest to grow our business, we may not be able to successfully generate sufficient sales to reach profitability. Our ability to achieve profitability also depends on the growth rate of the photovoltaic portion of the market, the continued market acceptance of photovoltaic products, the competitiveness of our products as well as our ability to provide new products and services to meet the demands of our customers. If we fail to reduce the cash consumption from operations and to generate cash from these other sources on a timely basis, or if the cash requirements of our business change as the result of changes in terms from vendors or other causes, we could no longer have the cash resources required to run our business.

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

We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of our products to a relatively small number of customers. For the fiscal years ended September 30, 2010 and 2009, sales to two and four customers, respectively, exceeded 10% of our sales and accounted for approximately 66.6% and 70.7% respectively, of our sales. Consequently, any one of the following events may cause material fluctuations or declines in our sales and have a material adverse effect on our results of operations:

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

On January 15, 2010, we incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement our existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  As of September 30, 2010, the outstanding registered capital requirement for the Yizheng subsidiary was $23.4 million.  In addition, our wholly-owned subsidiary in Shanghai, China has a registered capital requirement of $47.5 million and as of September 30, 2010, our paid-in-capital was approximately $32 million, with the remaining balance of $15.5 million to be originally funded by September 21, 2010. In August 2010, we received the approval of the Shanghai government to extend the funding requirement date by nine months to June 2011. In order to fund the registered capital requirement, we will have to raise funds or otherwise obtain the approval of local authorities to reduce the amount of registered capital for each of our subsidiaries. We cannot assure you that we will be able to raise funds or obtain local authority approval to reduce the amount of registered capital. See “Note 15 — Commitments and Contingencies”, in the notes to consolidated financial statements for the fiscal year ended September 30, 2010.

We may not have sufficient funds to complete construction of a manufacturing facility in Yizheng as required.

On February 8, 2010, we acquired land use rights of a parcel of land at the price of approximately $0.7 million. This piece of land is 68,025 square meters and is located in Yizheng, Jiangsu Province of China, which will be used to house our second manufacturing facility. As part of the acquisition of the land use right, we are required to complete construction of the facility by February 8, 2012. We cannot assure you that we will have sufficient funds to complete construction of the facility by the required date or obtain local authority approval to delay such required date. See “Note 15 — Commitments and Contingencies”, in the notes to consolidated financial statements for the fiscal year ended September 30, 2010.

We have not fully funded our research and development commitments with Shanghai University.

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 (amended on November 12, 2010) expiring on December 15, 2016, we committed to fund the establishment of laboratories and completion of research and development activities at no less than RMB 30 million ($4.5 million) cumulatively within eight years (extended from five years). The funding requirements are based on specific milestones agreed upon by us. For the fiscal year ended September 30, 2010, we funded $0.7 million, of which $0.1 million is recorded as “research and development expense” in the consolidated statements of operations and $0.6 million is related to capital expenditures. As of September 30, 2010, there are $3.1 million remained to be funded in full by December 15, 2014. If we fail to make funding payments when requested, we may be deemed to be in breach of the agreement. If we are unable to correct the breach within the requested time frame, Shanghai University could seek compensation of up to an additional 15% of the total committed amount for approximately $0.7 million. As of September 30, 2010, we are not in breach as we have not received any additional compensation requests from Shanghai University.  We, however, cannot assure you that we will be able to fund our commitments to Shanghai University when requested to do so. See “Note 15 — Commitments and Contingencies”, in the notes to consolidated financial statements for the fiscal year ended September 30, 2010.

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

In fiscal years 2010 and 2009, our five largest suppliers supplied in the aggregate approximately 87.5% and 76.7%, respectively, of our total silicon wafer material purchases by value. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products, our products may only be available at a higher cost or after a long delay, or we could be prevented from delivering our products to our customers in the required quantities, at competitive prices and on acceptable terms of delivery. Problems of this kind could cause us to experience order cancellations, decreased sales and loss of market share. In general, the failure of a supplier to supply silicon wafer materials that meet our quality, quantity and cost requirements in a timely manner due to lack of supplies or other reasons could impair our ability to manufacture our products or could increase our costs, particularly if we are unable to obtain these materials and components from alternative sources in a timely manner or on commercially reasonable terms. Some of our suppliers have a limited operating history and limited financial resources, and the contracts we entered into with these suppliers do not clearly provide for remedies to us in the event any of these suppliers is not able to, or otherwise does not, deliver, in a timely manner or at all, any materials it is contractually obligated to deliver. Any disruption in the supply of silicon wafer materials to us may adversely affect our business, financial condition and results of operations.

We face intense competition in solar power product markets. If we fail to adapt to changing market conditions and to compete successfully with existing or new competitors, our business prospects and results of operations would be materially and adversely affected.

The markets for solar cells and solar modules are intensely competitive.  As we build up our solar cell and solar module production capacity and increase the output of our products, we compete with manufacturers of solar cells and solar modules both outside as well as inside China.  Outside China, our competitors include BP Solar, Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries Inc., Sharp Corporation, Q-Cells AG, Sanyo Electric Co., Ltd. and Sunpower Corporation. In China, our primary competitors are Suntech Power Holding’s Co., Ltd., Trina Solar Ltd., Baoding Tianwei Yingli New Energy Resources Co., Ltd., Nanjing PV-Tech Co., Ltd, Canadian Solar Inc., JA Solar Holdings Co. Ltd. and Solarfun Power Holdings Co., Ltd.  We compete primarily on the basis of the power efficiency, quality, performance and appearance of our products, price, strength of supply chain and distribution network, after-sales service and brand image. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do.  They may also have existing relationships with suppliers of silicon wafers, which may give them an advantage in the event of a silicon shortage.

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

The solar power industry is characterized by evolving technologies and standards. These technological evolutions and developments place increasing demands on the improvement of our products, such as solar cells with higher conversion efficiency and larger and thinner silicon wafers and solar cells. Other companies may develop production technologies enabling them to produce silicon wafers that could yield higher conversion efficiencies at a lower cost than our products. Some of our competitors are developing alternative and competing solar technologies that may require significantly less silicon than solar cells and modules, or no silicon at all. Technologies developed or adopted by others may prove more advantageous than ours for commercialization of solar power products and may render our products obsolete. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological advances in the solar power industry and effectively compete in the future. Our failure to further refine and enhance our products or to keep pace with evolving technologies and industry standards could cause our products to become uncompetitive or obsolete, which could in turn reduce our market share and cause our sales and net loss to increase.

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

A significant portion of our sales and expenses are now denominated in foreign currencies. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate foreign currency risk. For example, if the Euro depreciates against the RMB Yuan, the currency use to purchase most of our raw materials, then our profits may be negatively impacted because a large amount of our sales are in Euros and US dollars. We are attempting to limit the impact of a declining Euro by quoting our prices in U.S. dollars, but this exposes us to the fluctuations between the RMB Yuan and the US dollar.  Therefore, fluctuations in the value of foreign currencies have and can continue to have a negative impact on the profitability of our global operations, which would seriously harm our business, results of operations, and financial condition.

We are subject to risks associated with currency fluctuations, and changes in the exchange rates of applicable currencies could impact our results of operations.

Historically, most of our revenues are primarily denominated in Euros and US dollars and greater than the majority of our operating expenses and costs of sales are denominated in the RMB Yuan, and we expect that this will remain true in the future. Because we report our results of operations in U.S. dollars, changes in the exchange rate between the RMB Yuan and the U.S. dollar and the Euro and the U.S. dollar could materially impact our reported results of operations and distort period to period comparisons. In particular, because of the difference in the amount of our consolidated revenues and expenses that are in U.S. dollars relative to RMB Yuan, a depreciation in the U.S. dollar relative to the RMB Yuan could result in a material increase in reported costs relative to revenues, and therefore could cause our profit margins and operating income to appear to decline materially, particularly relative to prior periods. The converse is true if the U.S. dollar were to appreciate relative to the RMB Yuan. Fluctuations in foreign currency exchange rates also impact the reporting of our receivables and payables in non-U.S. currencies. As a result of foreign currency fluctuations, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our stock following the completion of this offering could be adversely affected.

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

Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty-five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery.  Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped the product and recognized the sale. Because our products are new to the market, we are not able to evaluate their performance for the entire warranty period before we offer them for sale. If our products fail to perform as expected and we experience a significant increase in warranty claims, we may incur significant repair and replacement costs associated with such claims. In addition, product defects could cause significant damage to our market reputation and reduce our product sales and market share, and our failure to maintain the consistency and quality throughout our production process could result in substandard quality or performance of our products. If we deliver our products with defects, or if there is a perception that our products are of substandard quality, we may incur substantially increased costs associated with returns or replacements of our products, our credibility and market reputation could be harmed and our sales and market share may be adversely affected.

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

As of September 30, 2010, our director, president and chief executive officer, Leo Shi Young, beneficially owns 15,284,286 shares of our common stock, or approximately 9%, of our common stock. As of September 30, 2010, The Quercus Trust, which nominated David Anthony to our Board of Directors, beneficially owns 125,734,189 shares of our common stock, or approximately 59%, of our common stock. Therefore, our CEO and the Quercus Trust have substantial control over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors, dividend policy and other significant corporate actions. They may take actions that are not in the best interest of our company or our securities holders. For example, this concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. On the other hand, if our chief executive officer and the Quercus Trust are in favor of any of these actions, these actions may be taken even if they are opposed by our other stockholders, including you and those who invest in our common stock.

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

We use, store and generate volatile and otherwise dangerous chemicals and wastes during our manufacturing processes, and are subject to a variety of government regulations related to the use, storage and disposal of such hazardous chemicals and waste. We are required to comply with all People’s Republic of China (“PRC”), national and local environmental protection regulations. Under such regulations, we are prohibited from commencing commercial operations of our manufacturing facilities until we have obtained the relevant approvals from PRC environmental protection authorities. In addition, the PRC government may issue more stringent environmental protection, safe production and construction regulations in the future and the costs of compliance with new regulations could be substantial. If we fail to comply with the future environmental, safe production and construction laws and regulations, we may be required to pay fines, suspend construction or production, or cease operations. Moreover, any failure by us to control the use of, or to adequately restrict the discharge of, dangerous substances could subject us to potentially significant monetary damages and fines or the suspension of our business operations.

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

Our management identified material weaknesses.  The conclusion that our disclosure controls and procedures were not effective was due to the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP. Our fiscal year 2010 financial reporting close process was ineffective in recording certain transactions according to the applicable accounting pronouncement and preparing certain critical financial statement disclosures. Our plan to remediate the material weakness primarily consisted of hiring finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP and training, educating and equipping our existing personnel on U.S. GAAP accounting matters.  We have improved the training, education and equipment of our accounting personnel in U.S. GAAP, hired a new accounting supervisor and engaged a consulting firm to provide us with professional advice on how to improve our disclosure controls and procedures.  We are, however, still looking to hire additional finance and accounting personnel.  Accordingly, management has determined that this control deficiency continues to constitute a material weakness. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We are in the process of implementing the following measures to remediate these material weaknesses: (a) hiring additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S. GAAP; and (b) continuing to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements. Material weaknesses in internal control over financial reporting may materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to a material failure of internal control over financial reporting could have a negative impact on our reputation and business.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

Our stock price is volatile. There is no guarantee that our shares will appreciate in value or that our shareholders will be able to sell their shares at a price that is greater than the price they paid for them.

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

We cannot guarantee that the shares our shareholders purchase will appreciate in value or that our shareholders will be able to sell the shares at a price equal to or greater than what they paid for them.

The OTC Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for our shareholders to sell their common stock or they may not be able to sell their common stock for an optimum trading price.

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

ITEM 2. PROPERTIES

All of our properties are leased and we do not own any real property.

We lease a 45,601 square foot manufacturing and research facility in Shanghai’s Jinqiao Modern Science and Technology Park. The lease expires on February 19, 2014. The termination clause in the agreement requires a notice of three months. Monthly costs are $22,000. We added 21,506 square feet to our existing facility with monthly rent of $11,000. The lease expires in August 2012.

We also have an operating lease for 3,365 square foot of office space in Shanghai.  The monthly rent for this space is $11,000. The lease expires on December 31, 2011 and can be renewed with three-month advanced notice.

On February 8, 2010, we acquired land use rights for a parcel of land at the price of approximately $0.7 million. This piece of land is 68,025 square meters and is located in Yizheng, Jiangsu Province of China, and it will be used to house our second manufacturing facility. As part of the acquisition of the land use right, we are required to complete construction of the facility by February 8, 2012. All land in the PRC is owned by the PRC government and cannot be sold to any individual or entity. The government in the PRC, according to relevant PRC law, may sell the right to use the land for a specified period of time. Thus, the land we purchased in the PRC is considered to be leasehold estate.

Finally, we lease 678 square feet of office space on a month-to-month basis in Mountain View, in Northern California’s Silicon Valley, to handle our United States operations.

We consider these facilities adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and actions arising in the ordinary course of business.  In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on us.  We believe appropriate accruals have been made for the disposition of these matters.  We establish an accrual for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated.  These accruals are reviewed quarterly and adjusted to reflect the impact of negotiations, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular case.  Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred.

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

	Year Ended September 30,		Year Ended September 30,
	2010		2009
	High	Low	High	Low

First Quarter	$0.30	$0.24	$0.40	$0.17
Second Quarter	$0.32	$0.19	$0.26	$0.12
Third Quarter	$0.21	$0.12	$0.45	$0.19
Fourth Quarter	$0.17	$0.11	$0.44	$0.28

As of November 30, 2010, there were 46 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

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

Authorized Shares

On May 5, 2008, the Company’s stockholders approved an increase of the Company’s authorized capital stock from 200 million common shares with a par value of $0.001 to 400 million common shares with a par value of $0.001. The increase in the Company’s authorized capital was affected in conjunction with the Company’s reincorporation into the State of Delaware.

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

As of September 30, 2010, the Board of Directors has granted options to purchase 2,140,000 shares of our common stock to our employees, director and consultants pursuant to the Amended 2007 Plan.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	2,140,000	(1)	$0.49	12,860,000
Equity compensation plans not approved by security holders	—		$—	—

(1) Represents options to purchase common stock issued pursuant to the terms of 2007 Plan, as amended and restated.
a — Our common stock is currently quoted by the Over-The-Counter Bulletin Board under the symbol “SOEN”.
b — We have approximately 46 record holders on November 30, 2010.
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

Company Description and Overview

Solar EnerTech Corp. is a solar product manufacturer with its headquarter based in Mountain View, California, and with low-cost operations located in Shanghai, China.  Our principal products are monocrystalline silicon and polycrystalline silicon solar cells and solar modules. Solar cells convert sunlight to electricity through the photovoltaic effect, with multiple solar cells electrically interconnected and packaged into solar modules to form the building blocks for solar power generating systems. We primarily sell solar modules to solar panel installers who incorporate our modules into their power generating systems that are sold to end-customers located in Europe, Australia, North America and China.

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

Our solar cells and modules are sold under the brand name “SolarE”.  Our total sales for the fiscal year ended September 30, 2010 was $70.0 million and our end users are mainly in Europe and Australia.  In anticipation of entering the US market, we have established a headquarter office which also serves as marketing, purchasing and distribution office in Mountain View, California. Our goal is to become a worldwide supplier of PV cells and modules.

We purchase our key raw materials, silicon wafer, from the spot market.  We do not have a long term contract with any silicon supplier.

We have been able to increase sales since our inception in 2006. Although our efforts to reach profitability have been adversely affected by the global recession, credit market contraction and volatile polysilicon market, during fiscal year 2010 we had significantly improved our gross margin resulted from declines in raw materials costs and the efficiencies gained from greater capacity utilization at our facilities.

In December 2006, we entered into a joint venture with Shanghai University to operate a research facility to study various aspects of advanced PV technology. Our joint venture with Shanghai University is for shared investment in research and development on fundamental and applied technologies in the fields of semi-conductive photovoltaic theory, materials, cells and modules. The agreement calls for Shanghai University to provide equipment, personnel and facilities for joint laboratories. It is our responsibility to provide funding, personnel and facilities for conducting research and testing. Research and development achievements from this joint research and development agreement will be available for use by both parties. We are entitled to the intellectual property rights, including copyrights and patents, obtained as a result of this research. The research and development we will undertake pursuant to this agreement includes the following:

•	we plan to research and test theories of PV, thermo-physics, physics of materials and chemistry;

•	we plan to develop efficient and ultra-efficient PV cells with light/electricity conversion rates ranging from 20% to 35%;

•	we plan to develop environmentally friendly high conversion rate manufacturing technology of chemical compound film PV cell materials;

•	we plan to develop highly reliable, low-cost manufacturing technology and equipment for thin film PV cells;

•	we plan to research and develop key material for low-cost flexible film PV cells and non-vacuum technology; and

•	` plan to research and develop key technology and fundamental theory for third-generation PV cells.

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

Solar Energy Industry

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions by fossil fuel, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and depletion and limited supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the U.S., Energy Policy Act (EPACT) enacted a 30% investment tax credit for solar, and in January 2006, California approved the largest solar program in the country's history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible.

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

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2010 and 2009

Revenues, Cost of Sales and Gross Margin

	Year Ended September 30, 2010		Year Ended September 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$70,029,000	100.0%	$32,835,000	100.0%	$37,194,000	113.3%
Cost of sales	(64,820,000)	(92.6)%	(33,876,000)	(103.2)%	(30,944,000)	91.3%
Gross profit (loss)	$5,209,000	7.4%	$(1,041,000)	(3.2)%	$6,250,000	(600.4)%

For the fiscal year ended September 30, 2010, the Company reported total revenue of $70.0 million, representing an increase of $37.2 million or 113.3% compared to $32.8 million of revenue in the same period of fiscal year 2009. The increase in revenue resulted from an increase in solar module shipments from 10.50 MW in fiscal year 2009 to 34.92 MW in fiscal year 2010, partially offset by a 41.7% decrease in average selling prices for solar modules from $3.07 per watt in fiscal year 2009 to $1.79 per watt in fiscal year 2010. In addition, strong growth in the Australian market contributed to the increase in sales volume to Aussie Solar Installations during the fiscal year 2010 amounting to $31 million as compared to $9.9 million in fiscal year 2009.

For the fiscal year ended September 30, 2010, we incurred a positive gross margin of $5.2 million compared to a negative gross margin of $1.0 million in fiscal year 2009. The improvement in gross profit margin was primarily due to economies of scale generated from higher production volume, which lowered per unit production cost and continued efforts by our technical group in improving the efficiency of our cells (the conversion rate of silicon wafer to cell increased from 16.8% in fiscal year 2009 to 17.6% in fiscal year 2010). In addition, we have continued with various cost cutting programs and renegotiated most of our vendor contracts to reduce raw material cost.

Selling, general and administrative

	Year Ended September 30, 2010		Year Ended September 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$9,565,000	13.7%	$9,224,000	28.1%	$341,000	3.7%

For the fiscal year ended September 30, 2010, we incurred selling, general and administrative expense of $9.6 million, representing an increase of $0.3 million or 3.7% from $9.2 million in the same period of fiscal year 2009. Selling, general and administrative expense as a percentage of net sales for the fiscal year ended September 30, 2010 decreased to 13.7% from 28.1% for fiscal year 2009. The increase in the selling, general and administrative expenses were primarily due to an increase in shipping and handling costs of $1.5 million resulted from higher revenue, partially offset by a decrease of $1.2 million in provision for bad debts in fiscal year 2010.

Research and development

	Year Ended September 30, 2010		Year Ended September 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$347,000	0.5%	$700,000	2.1%	$(353,000)	(50.4)%

Research and development expenses in the fiscal year ended September 30, 2010 were $0.3 million, representing a decrease of $0.4 million, or 50.4%, from $0.7 million for the fiscal year ended September 30, 2009. Research and development expenses as a percentage of net sales for the fiscal year ended September 30, 2010 decreased to 0.5% from 2.1% for the fiscal year ended September 30, 2009. The decrease in research and development expenses were mainly due to a decrease of $0.3 million in stock-based compensation expenses related to employee options and restricted stock from $0.4 million for the fiscal year ended September 30, 2009 to $0.1 million for the fiscal year ended September 30, 2010.

In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 (amended on November 12, 2010) expiring on December 15, 2016, we committed to fund the establishment of laboratories and completion of research and development activities at no less than RMB 30 million ($4.5 million) cumulatively within eight years (extended from five years). The funding requirements are based on specific milestones agreed upon by Shanghai University and us. For the fiscal year ended September 30, 2010, we funded $0.7 million, of which $0.1 million is recorded as “research and development expense” in the consolidated statements of operations and $0.6 million is related to capital expenditures. As of September 30, 2010, there are $3.1 million remained to be funded in full by December 15, 2014.

Loss on debt extinguishment

	Year Ended September 30, 2010		Year Ended September 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss on debt extinguishment	$18,540,000	26.5%	$527,000	1.6%	$18,013,000	3,418.	%

For the fiscal year ended September 30, 2010, we incurred a loss on debt extinguishment of $18.5 million as a result of the Conversion Agreement and the Exchange Agreement dated January 7, 2010. For the fiscal year ended September 30, 2009, we incurred a loss on debt extinguishment of $0.5 million as a result of the conversion of $0.9 million of Series A and Series B Convertible Notes into the 1,455,069 shares of the Company’s common stock.

Impairment Loss on Property and Equipment

	Year Ended September 30, 2010		Year Ended September 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Impairment loss on property and equipment	$-	0.0%	$960,000	2.9%	$(960,000)	(100.0)%

During the fourth quarter of fiscal year 2009 we recognized an impairment loss on property and equipment of $960,000 on the idle production equipment which was below standard quality.

There was no impairment loss on property and equipment recorded during the fiscal year ended September 30, 2010

Other income (expense)

	Year Ended September 30, 2010		Year Ended September 30, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$7,000	0.0%	$16,000	0.0%	$(9,000)	(56.3)%
Interest expense	(5,446,000)	(7.8)%	(3,998,000)	(12.2)%	(1,448,000)	36.2%
Gain (loss) on change in fair market value of compound embedded derivative	1,235,000	1.8%	770,000	2.3%	465,000	60.4%
Gain (loss) on change in fair market value of warrant liability	4,511,000	6.4%	1,344,000	4.1%	3,167,000	235.6%
Impairment loss on investment	(1,000,000)	(1.4)%	-	0.0%	(1,000,000)	(100.0)%
Other expense	(1,078,000)	(1.5)%	139,000	0.4%	(1,217,000)	(875.5)%
Total other income (expense)	$(1,771,000)	(2.5)%	$(1,729,000)	(5.3)%	$(42,000)	2.4%

For the fiscal years ended September 30, 2010 and 2009, total other expenses were flat at $1.8 million. Other expenses as a percentage of net sales for the fiscal year ended September 30, 2010 decreased to 2.5% from 5.3% for the fiscal year ended September 30, 2009. In the fiscal year ended September 30, 2010, we recorded a gain on change in fair market value of compound embedded derivative of $1.2 million and a gain on change in fair market value of warrant liability of $4.5 million compared to a gain on change in fair market value of compound embedded derivative of $0.8 million and a gain on change in fair market value of warrant liability of $1.3 million during the fiscal year ended September 30, 2009. The lower conversion price of the compound embedded derivative and warrant in the fiscal year ended September 30, 2010 compared to that in the fiscal year ended September 30, 2009, resulted in greater decreases in the fair value of the compound embedded derivative and warrant liability and higher gains on change in fair market value of the compound embedded derivative and warrant liability. We incurred interest expenses of $5.4 million and $4.0 million in the fiscal years ended September 30, 2010 and 2009, respectively, primarily related to the amortization of the discount on the convertible notes and deferred financing cost, and 6% interest charges on Series A and Series B notes, which was converted to our common stock on January 7, 2010 and 6% interest charges on Series B-1 Convertible Notes. Other expense of $1.1 million for the fiscal year ended September 30, 2010 and other income of $0.1 million for the fiscal year ended September 30, 2009 were primarily related to foreign exchange gain (loss).

Liquidity and Capital Resources

	Year Ended September 30,
	2010	2009	Change

Cash and cash equivalents	$6,578,000	$1,719,000	$4,859,000

Net cash provided by (used in):
Operating activities	$4,277,000	$(1,142,000)	$5,419,000
Investing activities	(770,000)	(383,000)	(387,000)
Financing activities	1,312,000	-	1,312,000
Effect of exchange rate changes on cash and cash equivalents	40,000	6,000	34,000
Net increase (decrease) in cash and cash equivalents	$4,859,000	$(1,519,000)	$6,378,000

As of September 30, 2010 and 2009, we had cash and cash equivalents of $6.6 million and $1.7 million, respectively. We will require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, or other events, may cause us to seek additional equity or debt financing in the future. In order to continue as a going concern, we will need to continue to generate new sales while controlling our costs. If we are unable to successfully generate enough sales to cover our costs, we only have limited cash resources to bear operating losses to the extent our operations are not profitable, we may not continue as a going concern.

Our liquidity is impacted to a large extent based on both the nature of the products we sell and also the geographical location of our customers, as our payment terms on sale vary greatly depending on both factors. With respect to the products we sell, while in the past we have engaged in transactions where we have resold our raw materials due to our overstock of materials relative to our then limited production capacity, as our production capacity has increased over the years, our sales now consist primarily of solar modules to solar panel installers in Europe and Australia who incorporate our modules into their power generating systems that are sold to end-customers. Payment terms for the sale of our modules are generally longer than payment terms where we resell our raw materials in China and as a result, our payment terms have lengthened relative to prior years. In addition, with respect to the geographic location of our customers, the payment terms for the sale of our solar modules are generally longer for our customers in the United States than for our customers in Europe and Australia. While our current sales to customers in the United States are limited, if we are able to increase our sales in the U.S. market or in other markets that may have longer payment terms, our payment terms may lengthen. Payment terms for our solar module sales generally range from 0 to 60 days. In some cases, these terms are extended up to 200 days for certain qualifying customers of whom the Company applied rigorous credit requirements. If we have more sales of products or in geographies with longer payment terms, the longer payment terms will impact the timing of our cash flows.

Net cash provided by operating activities were $4.3 million and $1.1 million for fiscal years 2010 and 2009, respectively. Cash flow from operating activities reflected a net loss of $25.0 million adjusted for non-cash items, including depreciation of property and equipment, stock-based compensation, the change in the fair market value of the compound derivative liabilities and warrants liabilities, impairment loss on investment, amortization of note discount and deferred financing cost, and loss on debt extinguishment. The increase of $5.4 million in cash flow from operating activities from fiscal year 2009 to fiscal year 2010 was mainly attributable to the improved cash generating ability resulting from enlarged sales, positive gross margin and strong collection efforts. The net loss excluding non-cash expenses for fiscal year 2010 decreased compared to the same period in 2009, partially offset by higher balances of VAT receivables and advance payments and others.

Net cash used in investing activities were $0.8 million and $0.4 million in fiscal years 2010 and 2009, respectively. The increase of $0.4 million in net cash used in investing activities was primarily due to higher property and equipment acquisitions during fiscal year 2010 compared to the fiscal year 2009.

Net cash provided by financing activities was $1.3 million in fiscal year 2010 because our draw from a credit facility with Industrial Bank Co., Ltd (“IBC”). There was no cash provided by financing activities for fiscal year 2009.

Our consolidated balance sheet, statements of operations and cash flows have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

After consummating the transactions contemplated under the Conversion Agreement and Exchange Agreement, our only outstanding convertible note is the Series B-1 Note. As of September 30, 2010, the principal outstanding and the carrying value of the Series B-1 Note were $1.8 million and 1.5 million, respectively. The Series B-1 Note bears interest at 6% per annum and the principal of $1,531,000 is due on March 19, 2012. The holders of the Series B-1 Note can demand repayment from us upon the occurrence of any of the triggering events detailed in the Series B-1 Note. In addition, we have certain commitments as disclosed in the “Off-Balance Sheet Arrangements” section below.

On March 25, 2010, we entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable for two of the our key customers. We pay a fee based on a fixed percentage of the accounts receivable outstanding and expense this fee when it is incurred. In addition, on March 30, 2010, we entered into a one year revolving credit facility arrangement with IBC that is secured by the accounts receivable balances of the our two key customers insured by CECIC above. We can draw up to the lower of $2.0 million or the cumulative amount of accounts receivable outstanding from the respective two key customers. If any of the insured customers fail to repay the amounts outstanding due to us, the insurance proceeds will be remitted directly to IBC instead of us.  The interest rate of the credit facility is variable and ranged from 3.3% to 4.5% during the fiscal year ended September 30, 2010.  As of September 30, 2010, we drew on this credit facility with IBC in the amount of $1.3 million and there have been no insurance claims submitted to CECIC. The credit facility contains certain non-financial ratios related covenants, including maintaining creditworthiness, complying with all contractual obligations, providing true and accurate records as requested by IBC, fulfillment of other indebtedness (if any), maintaining its business license and continuing operations, ensuring its financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. We complied with these covenants as of September 30, 2010.

If we experience a material shortfall versus our operating plans, we have a range of actions we can take to remediate the cash shortage, including but not limited to raising additional funds through debt financing, securing a credit facility, entering into secured or unsecured bank loans, or undertaking equity offerings such as a rights offering to existing shareholders. However, due to the tight capital and credit markets, we cannot be sure that external financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders.

Off-Balance Sheet Arrangements

Future minimum payments under all non-cancelable lease obligations and payments under our agreement with Shanghai University are as follows as of September 30, 2010:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 year	More than 5 years

Operating lease	$1,389,000	$548,000	$841,000	$-	$-
Research and development commitment	3,147,000		3,147,000	-	-

Total contractual obligations	$4,536,000	$548,000	$3,988,000	$-	$-

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding the establishment of laboratories and completion of research and development activities. On November 12, 2010, we amended the agreement with Shanghai University and extended the commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, we committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by Shanghai University and us. For the fiscal year ended September 30, 2010, we funded $0.7 million, of which $0.1 million is recorded as “research and development expense” in the consolidated statements of operations and $0.6 million is related to capital expenditures. As of September 30, 2010, there are $3.1 million remained to be funded in full by December 15, 2014.

We intend to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. If we fail to make payments, when requested, we will be deemed to be in breach of the agreement. If we are unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of September 30, 2010, we are not in breach as we have not received any additional compensation requests from Shanghai University.

On August 21, 2008, we entered into an equity purchase agreement in which we acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. However, 21-Century Silicon’s production facilities and technical development were significantly below expected standards and was in a working capital deficit. Therefore, we considered the above findings as indicators that a significant adverse effect on the fair value of our investment in 21-Century Silicon had occurred. Accordingly, an impairment loss of $1.0 million was recorded to fully write-down the carrying amount of the investment as of June 30, 2010. See “Note 3 — Summary of Significant Accounting Policies – Investments”  in the Notes to Consolidated Financial Statements of this Form 10-K.

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by our Board of Directors and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of September 30, 2010 was $32 million, with an outstanding remaining balance of $15.5 million, originally to be funded by September 21, 2010. In August 2010, we received the approval of the Shanghai Government to extend the funding requirement date by nine months to June 2011. We plan to raise funds to meet this capital requirement through participation in the capital markets, such as undertaking equity offerings. If external financing is not available, we will file an application with the Shanghai Government to reduce the capital requirement, which is legally permissible under PRC law.

On January 15, 2010, we incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement our existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, we will have to raise funds or otherwise obtain the approval of local authorities to extend the payment of registered capital for the subsidiary. The registered capital requirement outstanding as of September 30, 2010, is $23.4 million.

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

Impairment of Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the fiscal year ended September 30, 2009 we recorded an impairment loss on property and equipment of approximately $960,000 to reflect the idle machinery which could not meet the quality requirements and could not be put into mass production. No loss on property and equipment impairment was recorded during fiscal year ended September 30, 2010.

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

On August 21, 2008, we entered into an equity purchase agreement in which we acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. See “Note 3 – Summary of Significant Accounting Policies – Investments” in the Notes to Consolidated Financial Statements of this Form 10-K.

Warranty Cost

We provide product warranties and accrue for estimated future warranty costs in the period in which revenue is recognized. Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. We therefore maintain warranty reserves to cover potential liabilities that could arise from our warranty obligations and accrue the estimated costs of warranties based primarily on management’s best estimate. In estimating warranty costs, we applied 460 – Guarantees, specifically paragraphs, 460-10-25-5 to 460-10-25-7 of the FASB Accounting Standards Codification. This guidance requires that we make a reasonable estimate of the amount of a warranty obligation. It also provides that in the case of an entity that has no experience of its own, reference to the experience of other entities in the same business may be appropriate. Because we began to commercialize our products in fiscal year 2007, there is insufficient experience and historical data that can be used to reasonably estimate the expected failure rate of our solar modules. Thus, we consider warranty cost provisions of other China-based manufacturers that produce photovoltaic products that are comparable in engineering design, raw material input and functionality to our products, and sold to a similar target and class of customer with similar warranty coverage. In determining whether such peer information can be used, we also consider the years of experience that these manufacturers have in the industry. Because our industry is relatively young as compared to other traditional manufacturing industries, the selected peer companies that we consider have less than ten years in manufacturing and selling history. In addition, they have a manufacturing base in China, offer photovoltaic products with comparable engineering design, raw material input, functionality and similar warranty coverage, and sell in markets, including the geographic areas and class of customer, where we compete.  Based on the analysis applied, we accrue warranty at 1% of sales. We have not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates.

Income Taxes

We account for income taxes under the liability method per the provisions of FASB ASC 740, “Income Taxes”, formerly referenced as SFAS No. 109, “Accounting for Income Taxes”.

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

Valuation Allowance

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Unrecognized Tax Benefits

Effective on October 1, 2007, we adopted the provisions related to uncertain tax positions under FASB ASC 740, “Income Taxes”, formerly referenced as FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. Under FASB ASC 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority based solely on the technical merits of the associated tax position. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We also elected the accounting policy that requires interest and penalties to be recognized as a component of tax expense. We classify the unrecognized tax benefits that are expected to result in payment or receipt of cash within one year as current liabilities, otherwise, the unrecognized tax benefits will be classified as non-current liabilities.

Fair Value of Warrants

Our management used the binomial valuation model to value the warrants issued in conjunction with convertible notes entered into in March 2007. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value. Management selected the binomial model to value these warrants as opposed to the Black-Scholes-Merton model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these warrants.

Stock-Based Compensation

On January 1, 2006, Solar EnerTech began recording compensation expense associated with stock options and other forms of employee equity compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation”.

We estimate the fair value of stock options granted using the Black-Scholes-Merton option-pricing formula and a single option approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The following assumptions are used in the Black-Scholes-Merton option pricing model:

Expected Term — Our expected term represents the period that our stock-based awards are expected to be outstanding.

Expected Volatility — We expected volatilities are based on historical volatility of our stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. Due to the limited trading history, we also considered volatility data of guidance companies.

Expected Dividend —The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. We currently pay no dividends and do not expect to pay dividends in the foreseeable future.

Risk-Free Interest Rate— We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Estimated Forfeitures— When estimating forfeitures, We take into consideration the historical option forfeitures over the expected term.

Revenue Recognition

We recognize revenues from product sales in accordance with guidance in FASB ASC 605, “Revenue Recognition”, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at net realizable value. We record our allowance for doubtful accounts based upon its assessment of various factors. We consider historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Solar EnerTech Corp.

We have audited the accompanying consolidated balance sheets of Solar Enertech Corp. (the "Company") as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solar Enertech Corp. at September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters also are described in Note 2. The fiscal 2010 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young Hua Ming
 Shanghai, Peoples Republic of China
 December 17, 2010

Solar EnerTech Corp.
Consolidated Balance Sheets

	September 30, 2010	September 30, 2009

ASSETS
Current assets:
Cash and cash equivalents	$6,578,000	$1,719,000
Accounts receivable, net of allowance for doubtful account of $42,000 and $96,000 at September 30, 2010 and 2009, respectively	6,546,000	7,395,000
Advance payments and other	1,274,000	799,000
Inventories, net	4,083,000	3,995,000
Deferred financing costs, net of accumulated amortization	-	1,250,000
VAT receivable	870,000	334,000
Other receivable	690,000	408,000
Total current assets	20,041,000	15,900,000
Property and equipment, net	8,874,000	10,509,000
Other assets	735,000	-
Investment	-	1,000,000
Deposits	102,000	87,000
Total assets	$29,752,000	$27,496,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$7,895,000	$5,794,000
Customer advance payment	2,032,000	27,000
Accrued expenses	2,596,000	1,088,000
Accounts payable and accrued liabilities, related parties	5,817,000	5,646,000
Short-term loans	1,312,000	-
Convertible notes, net of discount	-	3,061,000
Derivative liabilities	-	178,000
Total current liabilities	19,652,000	15,794,000
Convertible notes, net of discount	1,531,000	-
Derivative liabilities	422,000	-
Warrant liabilities	902,000	2,068,000
Total liabilities	22,507,000	17,862,000

STOCKHOLDERS' EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value 170,338,954 and 111,406,696 shares issued and outstanding at September 30, 2010 and 2009, respectively	170,000	111,000
Additional paid in capital	97,656,000	75,389,000
Other comprehensive income	2,755,000	2,456,000
Accumulated deficit	(93,336,000)	(68,322,000)
Total stockholders' equity	7,245,000	9,634,000
Total liabilities and stockholders' equity	$29,752,000	$27,496,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations

	Year Ended September 30,
	2010	2009

Sales	$70,029,000	$32,835,000
Cost of sales	(64,820,000)	(33,876,000)
Gross profit (loss)	5,209,000	(1,041,000)

Operating expenses:
Selling, general and administrative	9,565,000	9,224,000
Research and development	347,000	700,000
Loss on debt extinguishment	18,540,000	527,000
Impairment loss on property and equipment	-	960,000
Total operating expenses	28,452,000	11,411,000

Operating loss	(23,243,000)	(12,452,000)

Other income (expense):
Interest income	7,000	16,000
Interest expense	(5,446,000)	(3,998,000)
Gain on change in fair market value of compound embedded derivative	1,235,000	770,000
Gain on change in fair market value of warrant liability	4,511,000	1,344,000
Impairment loss on investment	(1,000,000)	-
Other income (expense)	(1,078,000)	139,000
Net loss	$(25,014,000)	$(14,181,000)

Net loss per share - basic	$(0.18)	$(0.16)
Net loss per share - diluted	$(0.18)	$(0.16)

Weighted average shares outstanding - basic	135,557,265	87,817,762
Weighted average shares outstanding - diluted	135,557,265	87,817,762

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Stockholders’ Equity

				Other		Total	Total
	Common Stock		Additional Paid-	Comprehensive	Accumulated	Stockholders'	Comprehensive
	Number	Amount	In Capital	Income	Deficit	Equity	Loss

Balance at September 30, 2008	112,052,012	$112,000	$71,627,000	$2,485,000	$(54,141,000)	$20,083,000	$(51,656,000)
Stock-based compensation	-	-	3,446,000	-	-	3,446,000	-
Issuance of stock for convertible notes	1,454,684	1,000	314,000	-	-	315,000	-
Cancellation of unvested restricted stock	(2,100,000)	(2,000)	2,000	-	-	-	-
Currency translation adjustment	-	-	-	(29,000)	-	(29,000)	(29,000)
Net loss for the year ended September 30, 2009	-	-	-	-	(14,181,000)	(14,181,000)	(14,181,000)

Balance at September 30, 2009	111,406,696	$111,000	$75,389,000	$2,456,000	$(68,322,000)	$9,634,000	$(65,866,000)
Stock-based compensation	-	-	2,705,000	-	-	2,705,000	-
Issuance of common stock to Board of Director and non-employees	800,000	1,000	211,000	-	-	212,000	-
Issuance of stock for warrants	450,878	-	157,000	-	-	157,000	-
Issuance of stock for convertible notes	67,681,380	68,000	19,184,000	-	-	19,252,000	-
Cancellation of unvested restricted stock	(10,000,000)	(10,000)	10,000	-	-	-	-
Currency translation adjustment	-	-	-	299,000	-	299,000	299,000
Net loss for the year ended September 30, 2010	-	-	-	-	(25,014,000)	(25,014,000)	(25,014,000)

Balance at September 30, 2010	170,338,954	$170,000	$97,656,000	$2,755,000	$(93,336,000)	$7,245,000	$(90,581,000)

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows

	Year Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(25,014,000)	$(14,181,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,408,000	2,308,000
Loss on disposal of property and equipment	51,000	15,000
Amortization of other assets	11,000	-
Stock-based compensation	2,916,000	3,446,000
Loss on debt extinguishment	18,540,000	527,000
Impairment loss on investment	1,000,000	-
Impairment loss on property and equipment	-	960,000
Payment of interest by issuance of shares	237,000	-
Amortization of note discount and deferred financing cost	5,177,000	3,298,000
Gain on change in fair market value of compound embedded derivative	(1,235,000)	(770,000)
Gain on change in fair market value of warrant liability	(4,511,000)	(1,344,000)
Changes in operating assets and liabilities:
Accounts receivable, net	1,057,000	(5,518,000)
Advance payments and other	(54,000)	2,371,000
Inventories, net	2,000	884,000
VAT receivable	(523,000)	2,097,000
Other receivable	(263,000)	321,000
Accounts payable, accrued liabilities and customer advance payment	4,320,000	4,132,000
Deposits	(13,000)	116,000
Accounts payable and accrued liabilities, related parties	171,000	196,000
Net cash provided by (used in) operating activities	4,277,000	(1,142,000)

Cash flows from investing activities:
Acquisition of property and equipment	(779,000)	(419,000)
Proceeds from sales of property and equipment	9,000	36,000
Net cash used in investing activities	(770,000)	(383,000)

Cash flows from financing activities:
Borrowing under short-term loans	2,842,000	-
Short-term loans repayment	(1,530,000)	-
Net cash provided by financing activities	1,312,000	-

Effect of exchange rate on cash and cash equivalents	40,000	6,000
Net increase (decrease) in cash and cash equivalents	4,859,000	(1,519,000)
Cash and cash equivalents, beginning of period	1,719,000	3,238,000
Cash and cash equivalents, end of period	$6,578,000	$1,719,000

Cash paid:
Interest	$7,000	$530,000
Supplemental disclosure of non-cash activities:
Extinguishment of convertible notes by issuance of common stocks	$(5,779,000)	$104,000
Extinguishment of convertible notes by issuance of Series B-1 Note	$(1,815,000)	$-
Issuance of Series B-1 Note	$1,535,000	$-
Acquisition of other assets	$746,000	$-

The accompanying notes are an integral part of these consolidated financial statements

SOLAR ENERTECH CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010

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

NOTE 2 — LIQUIDITY AND GOING CONCERN ISSUES

The Company has incurred significant net losses during each period from inception through September 30, 2010 and has an accumulated deficit of approximately $93.3 million at September 30, 2010. For the fiscal year ended September 30, 2010, the Company incurred an operating loss and net loss of approximately $23.2 million and $25.0 million, respectively. The conditions described raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Throughout the fiscal year 2010, significant steps were taken to reach positive gross margins including securing sales contracts from recurring customers and establishing new customer relationships, which has generated more operating cash inflows. In addition, the Company engaged in various cost cutting programs and renegotiated most of the contacts to reduce operating expenses. On March 30, 2010, the Company secured a one year revolving credit facility arrangement with Industrial Bank Co., Ltd. (“IBC”) that is secured by the accounts receivable balances of two key customers. The Company can draw up to the lower of $2.0 million or the cumulative amount of accounts receivable outstanding from the respective two key customers.  Due to the above efforts taken, the Company has been generating positive gross margins throughout all quarters in fiscal year 2010. Based on the continuous growth of the solar industry, the Company believes that the cash expected to be generated from operations during fiscal year 2011, along with its existing cash resources will be sufficient to meet the Company’s projected operating requirements through at least the next twelve months and enable it to continue as a going concern.

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

Warranty Cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company’s standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from its warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. In estimating warranty costs, the Company applied 460 – Guarantees, specifically paragraphs, 460-10-25-5 to 460-10-25-7 of the FASB Accounting Standards Codification. This guidance requires that the Company make a reasonable estimate of the amount of a warranty obligation. It also provides that in the case of an entity that has no experience of its own, reference to the experience of other entities in the same business may be appropriate. Because the Company began to commercialize its products in fiscal year 2007, there is insufficient experience and historical data that can be used to reasonably estimate the expected failure rate of its solar modules. Thus, the Company considers warranty cost provisions of other China-based manufacturers that produce photovoltaic products that are comparable in engineering design, raw material input and functionality to the Company’s products, and sold to a similar target and class of customer with similar warranty coverage. In determining whether such peer information can be used, the Company also considers the years of experience that these manufacturers have in the industry. Because the Company’s industry is relatively young as compared to other traditional manufacturing industries, the selected peer companies that the Company considers have less than ten years in manufacturing and selling history. In addition, they have a manufacturing base in China, offer photovoltaic products with comparable engineering design, raw material input, functionality and similar warranty coverage, and sell in markets, including the geographic areas and class of customer, where the Company competes. Based on the analysis applied, the Company accrues warranty at 1% of sales. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates. As of September 30, 2010 and 2009, the Company’s warranty liability was $1,125,000 and $515,000, respectively. The Company’s warranty costs for the fiscal years ended September 30, 2010 and 2009 were $595,000 and $263,000, respectively. The Company did not make any warranty payments during the fiscal years ended September 30, 2010 and 2009.

Other Assets

The Company acquired land use rights to a parcel of land from the government in the People’s Republic of China (“PRC”). All land in the PRC is owned by the PRC government and cannot be sold to any individual or entity. The government in the PRC, according to relevant PRC law, may sell the right to use the land for a specified period of time. Thus, the Company’s land purchase in the PRC is considered to be leasehold land and recorded as other assets at cost less accumulated amortization. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is for 46.5 years from February 8, 2010 through August 31, 2056.

Impairment of Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. During the fiscal year ended September 30, 2009 the Company recorded an impairment loss on property and equipment of approximately $960,000 to reflect the idle machinery which could not meet the quality requirements and could not be put into mass production. No loss on property and equipment impairment was recorded during fiscal year ended September 30, 2010.

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

On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”), for $1.0 million in cash. The two million shares of common stock represented approximately 7.8% of 21-Century Silicon’s outstanding equity. In connection with the equity purchase agreement, the Company also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments.  The first polysilicon shipment from 21-Century Silicon was initially expected in March 2009, but was subsequently delayed to March 2010. On March 5, 2009, the Emerging Technology Fund, created by the State of Texas, invested $3.5 million in 21-Century Silicon to expedite production and commercialization of research. The Company’s ownership of 21-Century Silicon became 5.5% as a result of the dilution. This first polysilicon shipment that was to be delivered in March 2010 was further delayed without a specified date given by 21-Century Silicon. As a result of the continued delays in shipment, in July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development.  The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. Based on the findings from this visit, the timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows.  The Company considered the above findings were indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred. Accordingly, an impairment loss of $1.0 million was recorded in the Consolidated Statements of Operations for the fiscal year ended September 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million shares of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of September 30, 2010, the Company has not yet acquired the additional two million shares as the product shipment has not occurred.  In connection with its impairment of the investment in 21-Century Silicon, the Company considers the likelihood that it will be required to acquire the additional two million shares to be remote. On October 7, 2010, the X-Change Corporation announced that it has acquired 21-Century Silicon, Inc. The terms of the acquisition is anticipated to involve a change in control of the Company and the appointment of new directors. The X-Change Corporation is anticipated to issue 20 million shares of its unregistered, restricted common stock to the shareholders of the 21-Century Silicon in exchange for 100% of the issued and outstanding stock of 21-Century Silicon.

Income Taxes

The Company accounts for income taxes under the liability method per the provisions of Accounting Standards Codification Topic 740 (“ASC 740”), “Income Taxes”.

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

Shipping and Handling Costs

The Company incurred shipping and handling costs of $1,761,000 and $239,000 for the fiscal years ended September 30, 2010 and 2009, respectively, which are included in selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers.

Research and Development Cost

Expenditures for research activities relating to product development are charged to expense as incurred. Research and development cost for the years ended September 30, 2010 and 2009 were $347,000 and $700,000, respectively.

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

During the fiscal years ended September 30, 2010 and 2009, the Company had two and four customers, respectively that accounted for more than 10% of net sales.

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At September 30, 2010 and 2009, the Company had approximately $82,000 and $144,000, respectively in excess of insured limits.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivables.  Concentrations of credit risk with respect to accounts receivables are limited because a number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but generally does not require collateral to support customer receivables. All of the Company’s customers have gone through a very strict credit approval process. The Company diligently monitors the customers’ financial position. Payment terms for our solar module sales generally range from 0 to 60 days. In some cases, these terms are extended up to 200 days for certain qualifying customers of whom the Company applied rigorous credit requirements. The Company has also purchased insurance from the China Export & Credit Insurance Company to insure the collectability of the outstanding accounts receivable balances of two key customers. During the fiscal years ended September 30, 2010 and 2009, the Company had two and four customers, respectively that accounted for more than 10% of net sales.

Foreign exchange risk and translation

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi, Euro and the United States dollar.

The local currency is the functional currency for the China subsidiary.  Assets and liabilities are translated at end of period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of other comprehensive income (loss) until the translation adjustments are realized. Included in other comprehensive income was a foreign currency translation adjustment gain of $299,000 and a foreign currency translation adjustment loss of $29,000 for the fiscal years ended September 30, 2010 and 2009, respectively.   Foreign currency transaction gains and losses are included in earnings. For fiscal years ended September 30, 2010 and 2009, the Company recorded foreign exchange loss of $1.1 million and foreign exchange gain of $0.1 million, respectively.

NOTE 5 — ADVANCE PAYMENTS AND OTHER

At September 30, 2010 and 2009, advance payments and other consist of:

	September 30, 2010	September 30, 2009
Prepayment for raw materials	$673,000	$698,000
Prepayment for equipments	402,000	-
Others	199,000	101,000
Total advance payments and other	$1,274,000	$799,000

NOTE 6 — INVENTORY

At September 30, 2010 and 2009, inventory consists of:

	September 30, 2010	September 30, 2009
Raw materials	$2,639,000	$1,708,000
Work in process	-	945,000
Finished goods	1,444,000	1,342,000
Total inventories	$4,083,000	$3,995,000

NOTE 7 — PROPERTY AND EQUIPMENT

The Company depreciates its assets over their estimated useful lives. A summary of property and equipment at September 30, 2010 and 2009 is as follows:

	September 30, 2010	September 30, 2009
Production equipment	$8,130,000	$7,383,000
Leasehold improvements	3,709,000	3,620,000
Automobiles	366,000	496,000
Office equipment	348,000	342,000
Machinery	2,916,000	2,749,000
Furniture	40,000	39,000
Construction in progress	-	22,000
Total property and equipment	15,509,000	14,651,000
Less: accumulated depreciation	(6,635,000)	(4,142,000)
Total property and equipment, net	$8,874,000	$10,509,000

Total depreciation expenses for the years ended September 30, 2010 and 2009 were $2.4 million and $2.3 million, respectively.

NOTE 8 — OTHER ASSETS

Other assets mainly consist of the following:

September 30, 2010

Land use rights
Cost	$746,000
Less: Accumulated amortization	(11,000)

Total other assets	$735,000

On February 8, 2010, the Company acquired land use rights of 68,025 square meter parcel of land located in Yizheng, Jiangsu Province of China, which will be used to house the Company’s second manufacturing facility. For each of the next five years, annual amortization expense of the land use rights will be approximately $16,000 with an estimated useful life of 46.5 years.

NOTE 9 — SHORT TERM LOANS

	September 30, 2010	September 30, 2009

Short-term loans	$1,312,000	$-

On March 25, 2010, the Company entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable for two of the Company’s key customers. The Company pays a fee based on a fixed percentage of the accounts receivable outstanding and expenses this fee when it is incurred. The cost of the insurance on accounts receivable is recorded as selling, general and administrative costs in the Statement of Operation of the Company. In addition, on March 30, 2010, the Company entered into a one year revolving credit facility arrangement with IBC that is secured by the accounts receivable balances of the two key customers insured by CECIC above. The interest rate of this credit facility is variable and ranges from 3.30% to 4.48% during the period from March 30, 2010 to September 30, 2010.

The Company can draw up to the lower of $2,000,000 or the cumulative amount of accounts receivable outstanding from the respective two key customers. If any of the insured customers fail to repay the amounts outstanding due to the Company, the insurance proceeds will be remitted directly to IBC instead of the Company.   Amounts drawn down as of September 30, 2010, amounted to $1,312,000, of which US$335,000, $326,000 and $651,000 are due on November 4, November 11 and November 17, 2010, respectively.  As of September 30, 2010, the amount available to be drawn was $688,000. There have been no insurance claims submitted to CECIC. There is no commitment fees associated with the unused portion of the credit facility. The weighted average interest rate on this credit facility as of September 30, 2010 was 3.794% per annum.

The credit facility contains certain non-financial ratios related covenants, including maintaining creditworthiness, complying with all contractual obligations, providing true and accurate records as requested by IBC, fulfillment of other indebtedness (if any), maintaining its business license and continuing operations, ensuring its financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. The Company complied with these covenants as of September 30, 2010.

NOTE 10 — INCOME TAXES

The Company has no taxable income and no provision for federal and state income taxes is required for 2010 and 2009, except certain state minimum tax.

Accounting income / (loss) before income taxes consists of:

	Year Ended September 30,
	2010	2009

United States	(23,280,000)	(7,632,000)
The PRC	(1,734,000)	(6,549,000)
Total	(25,014,000)	(14,181,000)

The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates.

A reconciliation of the statutory federal rate and the Company’s effective tax rate for the fiscal years ended September 30, 2010 and 2009 are as follows:

	Year Ended September 30,
	2010	2009
U.S. federal taxes (benefit)
At statutory rate	34%	34%
Gain (loss) on derivative/warrant and other permanents	(24%)	(5%)
Stock-based compensation	(4%)	(11%)
Difference between statutory rate and foreign effective rate	(4%)	(3%)
Change in Valuation allowance	(4%)	(15%)
Deferred tax expenses	2%	0%
Total	0%	0%

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2010 and 2009 are as follows:

	Year Ended September 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$4,978,000	$5,678,000
Stock-based compensation	565,000	513,000
Allowances and reserve	3,272,000	1,779,000
Depreciation and amortization	281,000	151,000
Total deferred tax assets	9,096,000	8,121,000
Less valuation allowance	(9,096,000)	(8,121,000)
Net deferred tax assets	$-	$-

As of September 30, 2010 and 2009, the Company had United States federal net operating loss carry forwards of approximately $6.7 million and $5.7 million, respectively. These net operating loss carry forwards will expire at various dates beginning in 2026 if not utilized. In addition, the Company had U.S. state net operating loss carry forwards of approximately $4.0 million and $4.5 million as of September 30, 2010 and 2009, respectively, and these losses will begin to expire at various dates beginning in 2020 if not utilized. In addition, the Company had foreign net operating loss carry forwards of approximately $11.9 million and $14.0 million as of September 30, 2010 and 2009, respectively. These net operating loss carryforwards will begin to expire in 2012 if not utilized.  The Company has no tax credit carry forwards. The stock-based compensation amounts above reported in the prior year have been reclassified to reflect the limitations of its deductibility based on U.S. income tax rules upon future vesting.

As of September 30, 2010, due to the history of losses the Company has generated, the Company believes that it is more-likely-than-not that the deferred tax assets will not be realized. Therefore, the Company has a full valuation allowance on the Company’s deferred tax assets of $10.5 million. Utilization of the U.S. federal and state net operating loss carry forwards may be subject to substantial annual limitation due to certain limitations resulting from ownership changes provided by U.S. federal and state tax laws. The annual limitation may result in the expiration of net operating losses carryforwards and credits before utilization.

Under the New Income Tax Law in PRC, dividends paid by PRC enterprises out of profits earned post-2007 to non-PRC tax resident investors are subject to PRC withholding tax of 10%. A lower withholding tax rate may be applied based on applicable tax treaties with certain countries.

The New Income Tax Law also provides that enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC are considered PRC tax resident enterprises and subject to PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of September 30, 2010, no specific interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of September 30, 2010, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear.  If the Company or any of its non-PRC subsidiaries is treated as a “resident enterprise” for PRC tax purposes, the Company or such subsidiary will be subject to PRC income tax. The Company will continue to monitor its tax status with regard to the PRC tax resident enterprise regulation.

There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2006 to 2009 remain open in various tax jurisdictions. The Company has not recorded any unrecognized tax benefits; and does not anticipate any significant changes within the next 12 months.

NOTE 11 — CONVERTIBLE NOTES

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

In conjunction with the March 2007 financing, the Company recorded a total deferred financing cost of $2.5 million, of which $1.3 million represented cash payment and $1.2 million represented the fair market value of the Advisor Warrants. The deferred financing cost is amortized over the three year life of the notes using a method that approximates the effective interest rate method. The Advisor Warrants were recorded as a liability and adjusted to fair value in each subsequent period.

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

On January 19, 2010, a holder of approximately $1.8 million of the Company’s formerly outstanding Series B Notes and Series B Warrants (hereinafter referred to as the “Holder”) of the Company’s common stock disputed the effectiveness of the Conversion Agreement and the Warrant Amendment.  Accordingly, the Holder did not tender its Series B Notes for conversion. After negotiations with the Holder, on March 19, 2010, the Company entered into an Exchange Agreement with the Holder (the “Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) to the Holder along with 283,498 shares of the Company’s common stock as settlement of the accrued interest on the Holder’s Series B Notes and 666,666 shares of the Company’s common stock as settlement of the outstanding dispute regarding the effectiveness of the Company’s Conversion Agreement and the Warrant Amendment.  The Company did not capitalize any financing costs associated with the issuance of the Series B-1 Note.  As of September 30, 2010, the Company has an outstanding convertible note with a principal balance of $1.8 million consisting of the Series B-1 Note, which was recorded at a carrying amount of $1.5 million. The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012. During the fiscal year ended September 30, 2010, the Company issued 26,648 shares of its common stock to settle the accrued interest on the Series B-1 Note.

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

The costs associated with the Conversion Agreement were directly derived from the execution of the Company’s plan in improving its liquidity and business sustainability. The related loss on debt extinguishment was a cost that was integral to the continuing operations of the business which is different in nature to the continuing interest payments and change in fair value of the compound embedded derivative and warrant liability. Accordingly, the loss on debt extinguishment is included in operating expenses in the accompanying consolidated statements of operations.

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

The loss on debt extinguishment is computed as follows:

	Fiscal Years Ended
	September 30, 2010	September 30, 2009
Fair value of the common shares	$18,915,000	$316,000
Fair value of Series B-1 Note	3,108,000	-
Unamortized deferred financing costs associated with the converted notes	594,000	140,000
Fair value of the CED liability associated with the converted notes	(94,000)	(33,000)
Accreted amount of the notes discount	(7,585,000)	104,000
Common shares issued in conjunction with Series B-1 Note	100,000	-
Loss on extinguishment of warrants	3,502,000	-
Loss on debt extinguishment	$18,540,000	$527,000

During the fiscal year ended September 30, 2010, $75,000 of the Series B-1 Note was converted into 500,000 shares of the Company’s common stock. The Company recorded a cumulative loss on debt extinguishment of approximately $18.5 million as a result of the Conversion Agreement and the Exchange Agreement during the fiscal year ended September 30, 2010.

For the fiscal year ended September 30, 2009, $0.9 million of Series A and B Convertible Notes were converted into the Company’s 1,455,069 common shares. The Company recorded a loss on debt extinguishment of $0.5 million as a result of the conversion based on the quoted market closing price of its common shares on the conversion dates.

The following table summarizes the valuation of the Notes and the related Compound Embedded Derivative, the Series A and Series B Warrants (including the Advisor Warrants), and the Series B-1 Note and the related Compound Embedded Derivative:

Amount
Carrying amount of notes at September 30, 2008	$85,000
Amortization of note discount and conversion effect	2,976,000
Carrying amount of notes at September 30, 2009	$3,061,000
Amortization of note discount and conversion effect	(3,061,000)
Carrying amount of notes at September 30, 2010	$-

Carrying amount of Series B-1 Note at March 19, 2010	$1,815,000
Fair value of compound embedded derivative liabilities	(1,573,000)
Loss on debt extinguishment	1,293,000
Amortization of note discount and conversion effect	(4,000)
Carrying amount of Series B-1 Note at September 30, 2010	$1,531,000

Fair value of warrant liability at September 30, 2008	$3,412,000
Gain on fair market value of warrant liability	(1,344,000)
Fair value of warrant liability at September 30, 2009	$2,068,000
Loss on PIPE warrant extinguishment	3,502,000
Cashless exercise of warrants	(157,000)
Gain on fair market value of warrant liability	(4,511,000)
Fair value of warrant liability at September 30, 2010	$902,000

Fair value of Series A and B compound embedded derivative at September 30, 2008	$980,000
Gain on fair market value of embedded derivative liability	(770,000)
Conversion of Series A and B Notes	(32,000)
Fair value of compound embedded derivative at September 30, 2009	$178,000
Gain on fair market value of embedded derivative liability	(104,000)
Loss on debt extinguishment	(74,000)
Fair value of Series A and B compound embedded derivative at September 30, 2010	$-

Fair value of the Series B-1 compound embedded derivative liabilities at March 19, 2010	$1,573,000
Gain on fair market value of embedded derivative liability	(1,131,000)
Effect on debt conversion	(20,000)
Fair value of the Series B-1compound embedded derivative liabilities at September 30, 2010	$422,000

Series B-1 Note

The material terms of the Series B-1 Note are as follows:

Interest Payments

The Series B-1 Note bears interest at 6% per annum and the principal of $1,531,000 is due on March 19, 2012. Accrued interest is payable quarterly in arrears on each of January 1, April 1, July 1 and October 1,  beginning on the first such date after issuance, in cash or registered shares of common stock at the option of the Company. If the Company elects to pay any interest due in registered shares of the Company’s common stock: (i) the issuance price will be 90% of the 5-day weighted average price of the common stock ending on the day prior to the interest payment due date, and (ii) a trigger event shall not have occurred.

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

NOTE 12 — STOCKHOLDERS’ EQUITY

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

Additionally, in connection with the offering, all of the Company’s Series A and Series B warrant holders waived their full ratchet anti-dilution and price protection rights previously granted to them in connection with the Company’s March 2007 convertible note and warrant financing.

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

During the fiscal year ended September 30, 2010, a warrants holder exchanged 1,147,394 warrants for 450,878 shares of the Company’s common stock after a cashless exercise.  There was no warrants exercise during the fiscal year ended September 30, 2009.

A summary of outstanding warrants as of September 30, 2010 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Extinguishment in accordance with the Conversion Agreement	(53,143,506)	N/A	Loss on debt extinguishment
Issuance in accordance with the Conversion Agreement	53,143,506	0.15	Warrant liabilities
Cashless exercise of warrants	(1,147,394)	0.15	Additional paid in capital
Outstanding at September 30, 2010	55,229,796

At September 30, 2010, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.15	51,996,112	$0.15	1.84
$0.57-$0.88	3,233,684	$0.71	1.77

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

The following table summarizes the activity of the Company’s unvested restricted stock units as of September 30, 2010 and 2009 is presented below:

	Restricted Stock
		Weighted-
	Number of	average grant-
	shares	date fair value
Unvested as of September 30, 2008	25,250,000	$0.62
Restricted stock canceled	(2,100,000)	$0.62
Unvested as of September 30, 2009	23,150,000	$0.62
Restricted stock canceled	(10,000,000)	$0.62
Restricted stock granted	400,000	$0.31
Restricted stock vested	(400,000)	$0.31
Unvested as of September 30, 2010	13,150,000	$0.62

The total unvested restricted stock as of September 30, 2010 and 2009 were 13,150,000 and 23,150,000 shares, respectively.

Stock-based compensation expense for restricted stock for the fiscal years ended September 30, 2010 and 2009 were $2.8 million and $2.5 million, respectively. As of September 30, 2010, the total unrecognized compensation expense net of forfeitures relate to unvested awards was $2.4 million and is expected to be amortized over a weighted average period of 0.9 years.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of September 30, 2010 and 2009, 12,860,000 and 12,060,000 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Option Available For Grant	Number of Option Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2008	7,339,375	7,660,625	$0.39	$0.62
Options granted	(500,000)	500,000	$0.13	$0.20
Options cancelled	5,220,625	(5,220,625)	$0.39	$0.62
Balance at September 30, 2009	12,060,000	2,940,000	$0.32	$0.55
Options granted	(250,000)	250,000	$0.20	$0.32
Options cancelled	1,050,000	(1,050,000)	$0.39	$0.62
Balance at September 30, 2010	12,860,000	2,140,000	$0.27	$0.49

The total fair value of shares vested during fiscal years 2010 and 2009 were $42,000 and $246,000, respectively.

At September 30, 2010 and 2009, 2,140,000 and 2,940,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 7.66 years and 6.98 years, respectively. Of these options, 1,542,917 and 2,333,127 shares were vested and exercisable on September 30, 2010 and 2009, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.58 and 7.15 years, respectively.

The fair values of employee stock options granted during the fiscal years ended September 30, 2010 and 2009 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2010	2009
Volatility	93.0%	97.0%
Expected dividend	0.0%	0.0%
Risk-free interest rate	1.70%	1.68%
Expected term in years	3.32	3.9
Weighted-average fair value	$0.20	$0.13

In accordance with the provisions of FASB ASC 718, the Company has recorded stock-based compensation expense of $2.9 million and $3.4 million for the fiscal years ended September 30, 2010 and 2009, respectively, which include the compensation effect for the options and restricted stock. The stock-based compensation expense is based on the fair value of the options at the grant date.  The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2010:

	Fair Value at September 30,	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$422,000	-	-	$422,000
Warrant liabilities	902,000	-	-	902,000

Total liabilities	$1,324,000	-	-	$1,324,000

The method used to estimate the value of the Series B-1 Note compound embedded derivatives (“CED”) was a binomial model with the following assumptions:

September 30, 2010
Implied term(years)	1.46
Suboptimal exercise factor	2.50
Volatility	66.30%
Dividend yield	0.00%
Risk-free interest rate	0.34%

The fair value of the Series A and Series B Warrants (including the Advisor Warrants) were estimated using a binomial valuation model with the following assumptions:

	September 30, 2010	September 30, 2009
Implied term (years)	1.43	2.43
Suboptimal exercise factor	2.5	2.5
Volatility	78%	106%
Dividend yield	0%	0%
Risk free interest rate	0.33%	1.15%

The carrying values of cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, accrued liabilities and amounts due to related party approximate fair value because of the short-term maturity of these instruments. The Company does not invest its cash in auction rate securities.

At September 30, 2010, the principal outstanding and the carrying value of the Company’s Series B-1 Note were $1.8 million and $1.5 million, respectively. The Series B-1 Note contains two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”), which are measured at fair value both initially and in subsequent periods. The fair value of the convertible notes can be determined based on the fair value of the entire financial instrument.

NOTE 14 — NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders:

	Year Ended September 30,
	2010	2009

Calculation of net loss per share - basic and diluted

Net loss	$(25,014,000)	$(14,181,000)
Weighted-average number of common shares outstanding - basic and diluted	135,557,265	87,817,762
Net loss per share - basic and diluted	$(0.18)	$(0.16)

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Research and development commitment

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. On November 12, 2010, the Company amended the agreement with Shanghai University and extended the funding commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, the Company has committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by the Company and Shanghai University. For the fiscal year ended September 30, 2010, the Company funded $0.7 million, of which $0.1 million is recorded as “research and development expense” in the consolidated statements of operations and $0.6 million is related to capital expenditures. As of September 30, 2010, there are $3.1 million remained to be funded in full by December 15, 2014.

The Company will continue to invest in research and development as it grows its business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. If the Company fails to make funding payments, when requested, it is deemed to be a breach of the agreement. If the Company is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of September 30, 2010, the Company is not in breach as it has not received any additional compensation requests from Shanghai University.

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

Other than capital expenditure related to purchase of fixed assets, expenditures under this agreement will be accounted for as research and development expenditures under FASB ASC 730, "Research and Development” and expensed as incurred.

Capital commitments

On August 21, 2008, the Company acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash as previously discussed in “Note 3 — Summary of Significant Accounting Policies – Investments”  above.  In July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development. The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows. The timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. The Company considered the factors above as indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred.  Accordingly, an impairment loss of $1.0 million was recorded in the Consolidated Statements of Operations for the fiscal year ended September 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million shares of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of September 30, 2010, the Company has not yet acquired the additional two million shares as the product shipment has not occurred.  In connection with its impairment of the investment in 21-Century Silicon, the Company considers the likelihood that it will be required to acquire the additional two million shares to be remote. On October 7, 2010, the X-Change Corporation announced that it has acquired 21-Century Silicon, Inc. The terms of the acquisition is anticipated to involve a change in control of the Company and the appointment of new directors. The X-Change Corporation is anticipated to issue 20 million shares of its unregistered, restricted common stock to the shareholders of the 21-Century Silicon in exchange for 100% of the issued and outstanding stock of 21-Century Silicon.

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by the Board of Directors of the Company and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of September 30, 2010 was $31.96 million, with an outstanding remaining balance of $15.54 million to be originally funded by September 21, 2010. In August 2010, the Company received the approval of the Shanghai Government to extend the funding requirement date by nine months to June 2011. The Company plans to raise funds to meet this capital requirement through participation in the capital markets, such as undertaking equity offerings. If external financing is not available, the Company will file an application with the Shanghai Government to reduce the capital requirement, which is legally permissible under PRC law.

On January 15, 2010, the Company incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement its existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, the Company will have to raise funds or otherwise obtain the approval of local authorities to extend the payment of registered capital for the subsidiary. The registered capital requirement outstanding as of September 30, 2010 is $23.4 million.

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

Operating lease

The Company leases several of its facilities under operating leases. Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. The terms of the leases do not contain material rent escalation clauses or contingent rents.

Future minimum payments under non-cancelable operating leases as of September 30, 2010 are as follows:

Fiscal Year Ended September 30,	Amount
2011	$548,000
2012	440,000
2013	288,000
2014	113,000
2015	-
After 2015	-

Total	$1,389,000

Rent expense under operating leases was $0.6 million and $0.8 million in fiscal years 2010 and 2009, respectively.

NOTE 16 — RELATED PARTY TRANSACTIONS

At September 30, 2010 and September 30, 2009, the accounts payable and accrued liabilities, related party balance was $5.8 million and $5.6 million, respectively. The $5.8 million accrued liability represents $4.8 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

Both the Company’s obligation to withhold tax upon the exercise of stock options by Mr. Young and the indemnification have a three year statute of limitation. Based on the statute of limitation, the $5.8 million accrual can be released by the Company during the first quarter of fiscal year 2011.

On April 27, 2009, the Company entered into a Joint Venture Agreement with Jiangsu Shunda Semiconductor Development Co., Ltd. to form a joint venture in the United States by forming a new company, to be known as Shunda-SolarE Technologies, Inc., in order to jointly pursue opportunities in the United States solar market. The Agreement was valid for 18 months and expired on October 27, 2010. After its formation, the joint venture company’s name was later changed to SET-Solar Corp. During the fiscal year ended September 30, 2010, the Company recorded sales from SET-Solar Corp in the amount of $1.8 million. As of September 30, 2010, the accounts receivable due from SET-Solar Corp. and the cash collateral received from SET-Solar Corp. are $1.0 million and $0.4 million, respectively. Since the agreement would expire on October 27, 2010, transactions with SET-Solar Corp after that date would not be considered as related party transactions.

NOTE 17 — FOREIGN OPERATIONS

The Company identifies its operating segments based on its business activities. The Company operates within a single operating segment, the manufacture of solar energy cells and modules in China.

The Company’s manufacturing operations and fixed assets are all based in China. The Company’s sales occurred in Europe, Australia, North America and China.

NOTE 18 — SUBSEQUENT EVENTS

On October 7, 2010, the X-Change Corporation announced that it has acquired 21-Century Silicon, Inc as previously discussed in “Note 3 — Summary of Significant Accounting Policies – Investments” above. The terms of the acquisition is anticipated to involve a change in control of the Company and the appointment of new directors. The X-Change Corporation is anticipated to issue 20 million shares of its unregistered, restricted common stock to the shareholders of the 21-Century Silicon in exchange for 100% of the issued and outstanding stock of 21-Century Silicon.

On October 27, 2010, the Joint Venture Agreement between the Company and Jiangsu Shunda Semiconductor Development Co., Ltd., to be known as Shunda-SolarE Technologies, Inc., in order to jointly pursue opportunities in the United States solar market has expired. The joint venture company’s name was changed to SET-Solar Corp. Since the agreement would expire on October 27, 2010, SET-Solar Corp will not be considered as a related party of the Company and thus the sales to SET-Solar Corp would not be disclosed in related party transactions in the first fiscal quarter of 2011.

On November 12, 2010, the Company amended the agreement with Shanghai University and extended the funding commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, the Company has committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by the Company and Shanghai University. For the fiscal year ended September 30, 2010, the Company funded $0.7 million, of which $0.1 million is recorded as “research and development expense” in the consolidated statements of operations and $0.6 million is related to capital expenditures. As of September 30, 2010, there are $3.1 million remained to be funded in full by December 15, 2014. Subsequent to September 30, 2010 and through the date of this report, there were no new funding requests from Shanghai University.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events or disagreements occurred which are requiring disclosure under Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities Exchange Commission, and to ensure that such information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP. Our fiscal 2009 financial reporting close process was ineffective in recording certain transactions according to the applicable accounting pronouncement and preparing certain critical financial statement disclosures. Our plan to remediate the material weakness primarily consisted of hiring finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP and training, educating and equipping our existing personnel on U.S. GAAP accounting matters.  We have improved the training, education and equipment of our accounting personnel in U.S. GAAP, hired a new accounting supervisor and engaged a consulting firm to provide us with professional advice on how to improve our disclosure controls and procedures.  We are, however, still looking to hire additional finance and accounting personnel.  Accordingly, management has determined that this control deficiency continues to constitute a material weakness. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We maintain our primary accounting books and records under PRC GAAP, and we prepare our consolidated financial statements under U.S. GAAP through the use of memorandum entries. Our fiscal year 2010 financial reporting close process was ineffective in: (i) recording certain transactions according to the applicable accounting pronouncement and (ii) preparing certain critical financial statement disclosures.

(i)
It was determined that we inappropriately accounted for our debt extinguishment transactions, and as such we recorded audit adjustments to properly account for the loss on debt extinguishment, the loss on extinguishment of warranty liabilities and the gain/loss on the change of fair market value of the warrant liability.

(ii)	Our auditors also identified that certain required footnote disclosures related to short term loan and land use right were either omitted or inadequately disclosed.

The material weakness described above could result in a material misstatement of the Company’s consolidated financial statements that would not be prevented or detected.  As of September 30, 2010, the material weakness identified in fiscal year 2009 had not been properly remediated. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Leo Shi Young	56	Director, President and Chief Executive Officer
Steve Ye	34	Chief Financial Officer, Treasurer and Secretary
David Anthony	48	Director, Vice-President, Chief Operating Officer
David A. Field (*)	48	Former Director

(*) –Mr. David A. Field resigned as a member of our board of directors effective December 5, 2010

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

DAVID ANTHONY, Director since January 2010

Mr. Anthony is an experienced entrepreneur, venture capitalist, and educator.  He is the Managing Director of 21 Ventures, a position he has held since 2003, and sits on the boards of ThermoEnergy Corporation, Agent Video Intelligence, Axion Power International, Inc., 3GSolar, BioPetroClean, Open Energy and VOIP Logic.  Prior to 21 Ventures, Mr. Anthony launched Notorious Entertainment, a developer of multimedia brands.

DAVID A. FIELD, Former Director from January 2010 to December 2010.

Mr. David A. Field resigned as a member of our board of directors effective December 5, 2010.  Mr. Field is president and chief executive officer of Applied Solar, LLC, the successor to the business and assets of Applied Solar, Inc., which, together with one of its wholly-owned subsidiaries, Solar Communities I, LLC, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on July 28, 2009.  Mr. Field is a director of ThermoEnergy Corporation, a Delaware corporation.  Mr. Field had been president, chief executive officer and a director of Applied Solar, Inc., positions he had held since October 2007, November 2008 and June 2008, respectively.  Prior to joining Applied Solar, Inc., Mr. Field was a senior executive at Clark Security Products from January 2005 to August 2006.  Previously, he founded and managed several companies in the energy sector.  In June 2001, Mr. Field founded and was chief executive officer of Clarus Energy Partners, a leading distributed generation developer, owner and operator that was acquired by Hunt Power in early 2004. Prior to Clarus Energy, Mr. Field co-founded Omaha-based Kiewit Fuels, a renewable energy company specializing in the development of biofuels production.  In addition to a career in sustainable energy development, he also has an extensive background in water technology and infrastructure development, with companies such as Bechtel, Peter Kiewit, and Poseidon Resources, as well as in corporate finance with Citicorp.

Board Composition and Committees

Our board of directors is comprised of Leo Shi Young and David Anthony.  Of such directors, David Anthony is an “independent director” as such term is defined in NASDAQ Manual Rule 5605 (a)(2) of the listing standards of the NASDAQ Stock Market. We were not a party to any transaction, relationship or other arrangement with any of our “independent directors” that was considered by our board of directors under NASDAQ Manual Rule 5605 (a)(2) in the determination of such director’s independence.

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors.  The composition of the board committees will comply, when required, with the applicable rules of the exchange on which our common stock is listed and applicable law.  Our board of directors has adopted a written charter for each of the standing committees, each of which is available on our website.

While we have charters providing for an Audit Committee, Compensation Committee and Nominating and Governance Committee, we do not currently have members of the Board of Directors serving on any of the committees.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2010, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC, except as follows:

Insider	Filing	Date of Transaction	Filing Date
The Quercus Trust	Form 4	June 11, 2008	December 4, 2009
The Quercus Trust	Form 4	January 7, 2010	January 12, 2010

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors.  The Code of Business Conduct and Ethics is available on our website at www.solarE-power.com and was filed with SEC on February 11, 2008 as Exhibit 14.1 to our Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table and discussion sets forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and to any executive officer whose annual salary and bonus exceeded $100,000 during our last completed fiscal year.

SUMMARY COMPENSATION TABLE

			Option Awards($)		Other Compensation
Name and principal position	Year	Salary ($)	(1)		($)		Total ($)
Leo Shi Young	2010	237,500			28,657	(2)	266,157
President and Chief Executive Officer	2009	200,000	2,428,000	(3)	22,000	(2)	2,650,000

Steve Ye	2010	89,552					89,552
Chief Financial Officer	2009	38,000	8,000	(4)			46,000

(1)
Option award values reflect the amortization expense recognized by the Company in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“FASB ASC 718"), during fiscal year 2007 for unvested and outstanding stock option grants. The total value to be expensed over the amortization or vesting period for each award was determined using the Black-Scholes option pricing model with assumptions as disclosed in this Form 10-K in Item 7 Financial Statements, Note 3. Summary of Significant Accounting Policies under the heading “Stock Based Compensation.”

(2)	The Company provided apartment while Mr. Young was working in the Shanghai office.

(3)
On August 19, 2008, Mr. Young was granted 11.75 million restricted shares.  These shares are vested in 3 years.  The amount shown reflect the grant date fair value computed in accordance with FASB ASC 718.

(4)	Represents 500,000 options granted to Mr. Ye effective April 2,2009 under the terms of the Company’s 2007 Stock Incentive Plan with an exercise price of $0.20.

AGREEMENT WITH PRINCIPAL EXECUTIVE OFFICER

Amended and Restated Executive Employment, Incentive, and Severance Agreement with Mr. Leo Shi Young

Under the terms of the Amended and Restated Executive Employment, Incentive, and Severance Agreement entered into between the Company and Mr. Young dated January 7, 2010 (the “Amended Young Employment Agreement”) which amended and restated that certain Equity Incentive, Change of Control Retention and Severance Agreement dated August 19, 2008; Mr. Young is entitled to receive (i) an annual base salary of $250,000; (ii) additional options for a number of shares of the Company’s common stock to be determined by the Board if the Company reaches certain operating and financial metrics agreed upon between the Board and Mr. Young; (iii) a severance arrangement of a lump sum payment in an amount equal to eighteen (18) months of Mr. Young’s then effective base salary and acceleration of vesting of stock options and restricted stock under certain conditions; and (iv) other benefits as set forth in the Amended Young Employment Agreement.

Amended and Restated Executive Employment Agreement with Mr. Steve Ye

On January 7, 2010, the Company and Steve Ye, the Company’s Chief Financial Officer, entered into an Amended and Restated Employment Agreement (the “Amended Ye Employment Agreement”) which amended and restated that certain Management Agreement dated April 2, 2009 with Mr. Ye.  Under the terms of the Amended Ye Employment Agreement, Mr. Ye is entitled to receive (i) an annual salary of Chinese RMB 600,000 (approximately US$88,000 as of the date hereof), increasing to Chinese RMB 672,000 (approximately US$98,500 as of the date hereof) to the extent the Company achieves profitability for each of the quarters ending March 30, 2010 and June 30, 2010; (ii) severance arrangement of a lump sum payment in an amount equal to six (6) months of Mr. Ye’s then effective base salary and acceleration of vesting of stock options and restricted stock under certain conditions; and (iii) other benefits as set forth in the Amended Ye Employment Agreement.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2010

	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Shares or Units of Stock(#) That Have Not Vested		Market Value of Shares or units of Stock That have Not
Name	Exercisable		Unexercisable		Price ($)	Date	(#)		Vested ($) (1)
Leo Shi Young	0						9,400,000	(2)	$1,128,000

Steve Ye	125,000	(3)	375,000	(3)	0.2	4/2/2019

(1)	Based on a closing price of Solar EnerTech's common stock of $0.12 on September 30, 2010.

(2)	On August 19, 2008, Mr. Young was granted 11.75 million shares of restricted stocks. 20% of these shares vested on August 19, 2010 and the remaining 80% will vest on August 19, 2011.

(3)
Represents options granted to Mr. Ye on May 20, 2009 under the terms of the Company’s 2007 Stock Incentive Plan with an exercise price of $0.20. The options vest 25% annually over 4 years beginning on April 2, 2009.

DIRECTOR COMPENSATION

Name	Option Awards ($)	All Other Compensation ($)	Total ($)
Leo Shi Young (1)	-	-	-
David Anthony (2)	-	-	-
David A. Field (2) (3)	-	-	-

(1)	Please see the Summary Compensation Table above with respect to compensation earned by Mr. Young as an executive officer of the Company.

(2)	No cash compensation and share options received by Mr. Anthony and Mr. Field.

(3)	Mr. Field resigned as a member of our board of directors effective December 5, 2010.

Compensation of Directors

Narrative to Director Compensation Table

On February 22, 2008, the Compensation Committee of the Board of Directors recommended and the Board adopted the following compensation arrangements for our non-employee directors:

	Attendance Fees	Stock Option Award

All Board Members	$1,500 per Board meeting attended in person; $300 per Board meeting attended telephonically	25,000 shares vesting ratably over one year

Audit Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Audit Committee Chair	—	Additional award of 175,000 shares vesting ratably over one year

Compensation Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Compensation Committee Chair	—	Additional award of 75,000 shares vesting ratably over one year

Nominating and Governance Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Nominating and Governance Committee Chair	—	Additional award of 75,000 shares vesting ratably over one year

(1)	Attendance of committee meetings that are held on the same day with a general Board meeting do not result in receiving additional attendance fees for attendance of the committee meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	2,140,000	(1)	$0.49	12,860,000
Equity compensation plans not approved by security holders	—		$—	—

(1) Represents options to purchase common stock issued pursuant to the terms of the 2007 Equity Incentive Plan, as amended and restated.

a — Our common stock is currently quoted by the Over-The-Counter Bulletin Board under the symbol “SOEN”.
b — We have approximately 46 record holders on November 30, 2010.
c — No cash dividend has been declared.

Options

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

As of September 30, 2010, the Board of Directors granted options to purchase 2,140,000 shares of our common stock to our employees, director and consultants.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth security information as of November 30, 2010, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities, each of our executive officers and directors and of all of our executive officers and directors as a group. On November 30, 2010, we had 171,257,443 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after November 30, 2010 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

Name and Address	Number of Shares Beneficially Owned	Percentage Owned
The Quercus Trust (1)	125,734,189	59%

(1)   Information based on Amendment No. 7 to Schedule 13D dated January 7, 2010. The address for The Quercus Trust is 1835 Newport Blvd., A109-PMB 467, Costa Mesa, CA 92627. Each of David Gelbaum and Monica Chavez Gelbaum, acting alone, has the power to exercise voting and investment control over the shares of Common Stock owned by The Quercus Trust.  The Quercus Trust holds 83,127,191 shares of common stock and warrants to purchase 42,606,998 shares of common stock.

Security Ownership of Management

	Number of Shares
Name and Address (1)	Beneficially Owned		Percentage Owned

Leo Shi Young	15,284,286	(2)	9.0%

Steve Ye	125,000	(3)	*

All directors and officers as a group	15,409,286		9.0%

*	Beneficially owns less than 1% of our outstanding common shares and options.

(1)	The address for our officers and directors is 655 West Evelyn Avenue, Suite #2, Mountain view, CA 94041.

(2)
Mr. Young was granted 11,750,000 of restricted shares on August 19, 2008.  20% of these shares vested on August 19, 2010 and the remaining 80% will vest on August 19, 2011.   These restricted shares bear voting rights and therefore are included in this calculation.

(3)	Mr. Ye was granted an option for 500,000 shares on May 20, 2009. The options vests 25% annually over 4 years beginning on April 2, 2009. As of September 30, 2010, 125,000 shares have vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At September 30, 2010 and September 30, 2009, the accounts payable and accrued liabilities, related party balance was $5.8 million and $5.6 million, respectively. The $5.8 million accrued liability represents $4.8 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

Both the Company’s obligation to withhold tax upon the exercise of stock options by Mr. Young and the indemnification have a three year statute of limitation. Based on the statute of limitation, the $5.8 million accrual can be released by the Company during the first quarter of fiscal year 2011.

DIRECTOR INDEPENDENCE

The Board of Directors is presently comprised of Leo Shi Young and David Anthony. Of such directors, David Anthony is an “independent director” as such term is defined in NASDAQ Manual Rule 5605 (a)(2) of the listing standards of the NASDAQ Stock Market. The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under NASDAQ Manual Rule 5605 (a)(2) in the determination of such director’s independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements for the fiscal years ended September 30, 2010 and 2009 were as follows:

	Fiscal Year 2010	Fiscal Year 2009
Ernst & Young Hua Ming — Audit fee	$390,000	$371,000
Ernst & Young Hua Ming — Audit related fees	80,000	-

Total	$470,000	$371,000

Tax Fees

We paid no fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended September 30, 2010 and 2009, respectively.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” and S-1 filing fee for the fiscal years ended September 30, 2010 and 2009.

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

3.1	Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to our Form 8-K filed on August 14, 2008.

3.2	By-laws, incorporated by reference from Exhibit 3.2 to our Form 8-K filed on August 14, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on August 14, 2008.

4.2	Form of Notice of Repricing, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on May 13, 2008.

10.1	Amended and Restated Employment Agreement between the Company and Steve Ye dated January 7, 2010, incorporated by reference from Exhibit 10.4 to our Form 8-K filed on January 11, 2010.

10.2	Stock Purchase Agreement, dated August 19, 2008, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on August 19, 2008.

10.3
Amended and Restated Executive Employment, Incentive, and Severance Agreement between the Company and Leo Shi Young, incorporated by reference from Exhibit 10.3 to our Form 8-K filed on January 11, 2010.

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

10.13	Form of Series A Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.4 to our Form 8-K filed on March 8, 2007.

10.14	Form of Series B Warrant dated as of March 7, 2007, incorporated by reference from Exhibit 10.5 to our Form 8-K filed on March 8, 2007.

10.15	Form of Registration Rights Agreement dated as of March 7, 2007, incorporated by reference from Exhibit 10.6 to our Form 8-K filed on March 8, 2007.

10.16
Joint R&D Laboratory Agreement between Solar EnerTech (Shanghai) Co., Ltd. and Shanghai University dated December 15, 2006, incorporated by reference from Exhibit 10.19 to our Form SB-2 filed on April 23, 2007.

10.17	Management Agreement between the Company and Qizhuang Cai dated effective April 6, 2007, incorporated by reference from Exhibit 10.27 to our Form SB-2 filed on April 23, 2007.

10.18
Lease Agreement between Solar EnerTech, Ltd. and Shanghai Jin Qiao Technology Park, Ltd. commenced on February 20, 2006, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on May 12, 2006.

10.19
Joint Venture Agreement between the Company and Jiangsu Shunda Semiconductor Development Co., Ltd. effective April 27, 2009, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 1, 2009.

10.20	Exchange Agreement effective March 19, 2010, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 22, 2010.

10.21	Series B-1 Convertible Note issued effective March 19, 2010, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on March 22, 2010.

10.22	Engagement letter agreement dated November 11, 2010 by and between the Company and Rodman & Renshaw, LLC,, incorporated by reference from Exhibit 10.23 to our Form S-1/A filed on November 12, 2010.

10.23
Series A and Series B Notes Conversion Agreement dated January 7, 2010 by and between the Company and the Required Holders (as defined therein), incorporated by reference from Exhibit 10.1 to our Form 8-K filed on January 11, 2010.

10.24
Amendment to the Series A, Series B and Series C Warrants dated January 7, 2010 by and between the Company and the Consenting Holders (as defined therein), incorporated by reference from Exhibit 10.2 to our Form 8-K filed on January 11, 2010.

10.25	Voting Agreement dated January 7, 2010 by and between the Company and the Stockholders (as defined therein), incorporated by reference from Exhibit 10.5 to our Form 8-K filed on January 11, 2010.

14.1	Code of Business Conduct and Ethics, incorporated by reference from Exhibit 14.1 to our Form 8-K filed on February 11, 2008.

21.1	Subsidiaries of the Registrant*

31.1	Section 302 Certification – Chief Executive Officer*

31.2	Section 302 Certification – Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.*

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ENERTECH CORP.
Date: December 17, 2010
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Leo Shi Young	Date: December 17, 2010
Leo Shi Young President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Steve Ye	Date: December 17, 2010
Steve Ye Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ David Anthony	Date: December 17, 2010
David Anthony Director