Form 10-Q
period 2010-12-31
SOLAR ENERTECH CORP
filed 2011-02-11
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes    ☐        No    ☒

Number of shares outstanding of registrant’s class of common stock as of February 7, 2011: 171,473,177

SOLAR ENERTECH CORP

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS
Solar EnerTech Corp.
Consolidated Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)	Audited
ASSETS
Current assets:
Cash and cash equivalents	$1,699,000	$6,578,000
Accounts receivable, net of allowance for doubtful account of
$42,000 and $42,000 at December 31, 2010 and September 30, 2010, respectively	6,902,000	6,546,000
Advance payments and other	941,000	1,274,000
Inventories, net	5,392,000	4,083,000
VAT receivable	1,978,000	870,000
Other receivable	340,000	690,000
Total current assets	17,252,000	20,041,000
Property and equipment, net	8,375,000	8,874,000
Other assets	740,000	735,000
Deposits	103,000	102,000
Total assets	$26,470,000	$29,752,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$6,089,000	$7,895,000
Customer advance payment	979,000	2,032,000
Accrued expenses	2,631,000	2,596,000
Accounts payable and accrued liabilities, related parties	-	5,817,000
Short-term loans	1,464,000	1,312,000
Total current liabilities	11,163,000	19,652,000
Convertible notes, net of discount	1,473,000	1,531,000
Derivative liabilities	207,000	422,000
Warrant liabilities	436,000	902,000
Total liabilities	13,279,000	22,507,000

STOCKHOLDERS' EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value 171,177,443 and 170,338,954 shares issued and outstanding at December 31, 2010 and
September 30, 2010, respectively	171,000	170,000
Additional paid in capital	98,411,000	97,656,000
Other comprehensive income	2,958,000	2,755,000
Accumulated deficit	(88,349,000)	(93,336,000)
Total stockholders' equity	13,191,000	7,245,000
Total liabilities and stockholders' equity	$26,470,000	$29,752,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations
(Unaudited)
	Quarter Ended December 31,
	2010	2009

Sales	$15,507,000	$17,693,000
Cost of sales	(14,391,000)	(15,762,000)
Gross profit	1,116,000	1,931,000

Operating expenses:
Selling, general and administrative	2,351,000	2,218,000
Research and development	69,000	108,000
Gain on debt extinguishment	(32,000)	-
Reversal of payroll related tax accrual	(5,817,000)	-
Total operating (income) expenses	(3,429,000)	2,326,000

Operating income (loss)	4,545,000	(395,000)

Other income (expense):
Interest income	3,000	3,000
Interest expense	(71,000)	(4,425,000)
Gain on change in fair market value of compound embedded derivative	202,000	104,000
Gain on change in fair market value of warrant liability	466,000	921,000
Impairment loss on investment	-	-
Other expense	(158,000)	(132,000)
Net income (loss)	$4,987,000	$(3,924,000)

Net income (loss) per share - basic	$0.03	$(0.04)
Net income (loss) per share - diluted	$0.03	$(0.04)

Weighted average shares outstanding - basic	160,416,534	88,256,706
Weighted average shares outstanding - diluted	171,351,607	88,256,706

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,987,000	$(3,924,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	642,000	605,000
Loss on disposal of property and equipment	-	51,000
Stock-based compensation	659,000	651,000
Accounts payable and accrued liabilities, related parties	(5,817,000)	43,000
Amortization of other assets	5,000	-
Gain on debt extinguishment	(32,000)	-
Payment of interest by issuance of shares	25,000	-
Amortization of note discount and deferred financing cost	32,000	4,251,000
Gain on change in fair market value of compound embedded derivative	(202,000)	(104,000)
Gain on change in fair market value of warrant liability	(466,000)	(921,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(277,000)	(1,049,000)
Advance payments and other	473,000	170,000
Inventories, net	(1,254,000)	(1,802,000)
VAT receivable	(1,092,000)	(544,000)
Other receivable	342,000	177,000
Accounts payable, accrued liabilities and customer advance payment	(2,952,000)	2,547,000
Deposits	-	(13,000)
Net cash provided by (used in) operating activities	(4,927,000)	138,000

Cash flows from investing activities:
Acquisition of property and equipment	(169,000)	(235,000)
Proceeds from sales of property and equipment	-	9,000
Net cash used in investing activities	(169,000)	(226,000)

Cash flows from financing activities:
Borrowing under short-term loans	2,533,000	-
Short-term loans repayment	(2,382,000)	-
Net cash provided by financing activities	151,000	-

Effect of exchange rate on cash and cash equivalents	66,000	2,000
Net decrease in cash and cash equivalents	(4,879,000)	(86,000)
Cash and cash equivalents, beginning of period	6,578,000	1,719,000
Cash and cash equivalents, end of period	$1,699,000	$1,633,000

Cash paid:
Interest	$13,000	$-
Supplemental disclosure of non-cash activities:
Extinguishment of convertible notes by issuance of common stock	$(100,000)	$-

The accompanying notes are an integral part of these consolidated financial statements

SOLAR ENERTECH CORP.
Notes to Consolidated Financial Statements
December 31, 2010 (Unaudited)

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

On April 27, 2009, the Company entered into a Joint Venture Agreement with Jiangsu Shunda Semiconductor Development Co., Ltd. to form a joint venture in the United States by forming a new company, to be known as Shunda-SolarE Technologies, Inc., in order to jointly pursue opportunities in the United States solar market. The Agreement was valid for 18 months and expired on October 27, 2010. After its formation, the joint venture company’s name was later changed to SET-Solar Corp. Since the agreement was expired on October 27, 2010, SET-Solar Corp. became an independent company and transactions with SET-Solar Corp after that date would not be considered as related party transactions.

On January 15, 2010, the Company incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement its existing production facilities to meet increased sales demands.

On February 8, 2010, the Company acquired land use rights of a 68,025 square meter parcel of land located in Yizheng, Jiangsu Province of China, which will be used to house the Company’s second manufacturing facility.

NOTE 2 — LIQUIDITY AND GOING CONCERN

The Company has incurred significant net losses during each period from inception through December 31, 2010 and has an accumulated deficit of approximately $88.3 million at December 31, 2010. The conditions described raise substantial doubt about the Company’s ability to continue as a going concern. The independent auditor’s report on the Company’s most recent annual report on Form 10-K for the year ended September 30, 2010 also contained an explanatory paragraph stating that the Company’s recurring net losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

During fiscal year 2010, significant steps were taken to reach positive gross margins including securing sales contracts from recurring customers and establishing new customer relationships, which has generated more operating cash inflows. In addition, the Company engaged in various cost cutting programs and renegotiated most of the contacts to reduce operating expenses. Due to the above efforts taken, the Company has been generating positive gross margins throughout all quarters in fiscal year 2010 and the first quarter of fiscal year 2011. However, during the first quarter of fiscal year 2011, a shipment to a major customer in Australia amounting to approximately $1 million was delayed until the following quarter due to flooding in certain parts of Australia. Further, the Company’s gross margin was 7.2% in the first quarter of 2011 compared to 10.9% for the same quarter in the prior year. The decrease in gross profit was primarily due to the increase in raw material prices, specifically silicon wafer prices, coupled with the slight decrease in average selling prices of solar modules. Operating cash outflows amounted to $4.9 million in the first quarter of fiscal year 2011, mainly due to payments to the Company’s vendors based on contractual terms. There have been no significant changes in the payment terms of the Company’s major vendors in the three months ended December 31, 2010 compared to the same period in the prior year.

As of December 31, 2010, the Company had cash and cash equivalents balance of approximately $1.7 million and short term loans outstanding of approximately $1.5 million. Approximately $0.9 million of the bank loan balance was due on January 27, 2011 and the remaining balance of $0.6 million is due on February 23, 2011. The Company’s line of credit which has funded these bank loans expires on March 29, 2011. The Company is in the process of renewing the line of credit prior to its expiration date. If the line of credit is not renewed in a timely manner, the Company’s liquidity and results of operations may be materially and adversely affected, and may not continue as a going concern.

In addition, in order to continue as a going concern, the Company needs to continue to generate new sales while controlling our costs.  If the Company is unable to successfully generate enough revenues to cover its costs, the Company will only have limited cash resources to bear operating losses and may not continue as a going concern.

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

Warranty Cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company’s standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from its warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. In estimating warranty costs, the Company applied Accounting Standards Codification Topic 460 (“ASC 460”) – Guarantees, specifically paragraphs 460-10-25-5 to 460-10-25-7 of the FASB Accounting Standards Codification. This guidance requires that the Company make a reasonable estimate of the amount of a warranty obligation. It also provides that in the case of an entity that has no experience of its own, reference to the experience of other entities in the same business may be appropriate. Because the Company began to commercialize its products in fiscal year 2007, there is insufficient experience and historical data that can be used to reasonably estimate the expected failure rate of its solar modules. Thus, the Company considers warranty cost provisions of other China-based manufacturers that produce photovoltaic products that are comparable in engineering design, raw material input and functionality to the Company’s products, and sold to a similar target and class of customer with similar warranty coverage. In determining whether such peer information can be used, the Company also considers the years of experience that these manufacturers have in the industry. Because the Company’s industry is relatively young as compared to other traditional manufacturing industries, the selected peer companies that the Company considers have less than ten years in manufacturing and selling history. In addition, they have a manufacturing base in China, offer photovoltaic products with comparable engineering design, raw material input, functionality and similar warranty coverage, and sell in markets, including the geographic areas and class of customer, where the Company competes. Based on the analysis applied, the Company accrues warranty at 1% of sales. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates. As of December 31, 2010 and September 30, 2010, the Company’s warranty liability was $1,247,000 and $1,125,000, respectively. The Company’s warranty costs for the three months ended December 31, 2010 and 2009 were $109,000 and $153,000, respectively. The Company did not make any warranty payments during the three months ended December 31, 2010 and 2009.

Other Assets

The Company acquired land use rights to a parcel of land from the government in the People’s Republic of China (“PRC”). All land in the PRC is owned by the PRC government and cannot be sold to any individual or entity. The government in the PRC, according to relevant PRC law, may sell the right to use the land for a specified period of time. Thus, the Company’s land purchase in the PRC is considered to be leased land and recorded as other assets at cost less accumulated amortization. Amortization is provided over the term of the land use right agreements on a straight-line basis, which is for 46.5 years from February 8, 2010 through August 31, 2056.

Impairment of Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during the three months ended December 31, 2010 and 2009.

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

On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”), for $1.0 million in cash. The two million shares of common stock represented approximately 7.8% of 21-Century Silicon’s outstanding equity. In connection with the equity purchase agreement, the Company also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments.  The first polysilicon shipment from 21-Century Silicon was initially expected in March 2009, but was subsequently delayed to March 2010. On March 5, 2009, the Emerging Technology Fund, created by the State of Texas, invested $3.5 million in 21-Century Silicon to expedite production and commercialization of research. The Company’s ownership of 21-Century Silicon became 5.5% as a result of the dilution. This first polysilicon shipment that was to be delivered in March 2010 was further delayed without a specified date given by 21-Century Silicon. As a result of the continued delays in shipment, in July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development.  The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. Based on the findings from this visit, the timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows.  The Company considered the above findings were indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred. Accordingly, an impairment loss of $1.0 million was recorded in the Consolidated Statements of Operations for the fiscal year ended September 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million shares of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of December 31, 2010, the Company has not yet acquired the additional two million shares as the product shipment has not occurred.  On October 7, 2010, the X-Change Corporation announced that it has acquired 21-Century Silicon, Inc. The terms of the acquisition are anticipated to involve a change in control of the Company and the appointment of new directors. The X-Change Corporation is anticipated to issue 20 million shares of its unregistered, restricted common stock to the shareholders of the 21-Century Silicon in exchange for 100% of the issued and outstanding stock of 21-Century Silicon. As of the date of this report, the X-Change Corporation has not issued its shares to the Company.

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

Revenue Recognition

The Company recognizes revenues from product sales in accordance with guidance provided in FASB ASC 605, “Revenue Recognition”, which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Where a revenue transaction does not meet any of these criteria it is deferred and recognized once all such criteria have been met. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at net realizable value. The Company records allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay.

Shipping and Handling Costs

The Company incurred shipping and handling costs of $157,000 and $177,000 for the three months ended December 31, 2010 and 2009, respectively, which are included in selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers.

Research and Development Cost

Expenditures for research activities relating to product development are charged to expense as incurred. Research and development cost for the three months ended December 31, 2010 and 2009 were $69,000 and $108,000, respectively.

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

During the three months ended December 31, 2010 and 2009, the Company had one and three customers, respectively that accounted for more than 10% of net sales.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, which amended “Fair Value Measurements and Disclosures” (ASC Topic 820) — “Improving Disclosures about Fair Value Measurements”. This guidance amends existing authoritative guidance to require additional disclosures regarding fair value measurements, including the amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for any transfers into or out of Level 3 of the fair value hierarchy, and presentation on a gross basis of information regarding purchases, sales, issuances, and settlements within the Level 3 rollforward.  This guidance also clarifies certain existing disclosure requirements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements within the Level 3 rollforward, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted this guidance on January 1, 2010. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, which amended “Subsequent Events” (ASC Topic 855) — “Amendments to Certain Recognition and Disclosure Requirements”. The amendments were made to address concerns about conflicts with SEC guidance and other practice issues. Among the provisions of the amendment, the FASB defined a new type of entity, termed an “SEC filer,” which is an entity required to file or furnish its financial statements with the SEC. Entities other than registrants whose financial statements are included in SEC filings (e.g., businesses or real estate operations acquired or to be acquired, equity method investees, and entities whose securities collateralize registered securities) are not SEC filers. While an SEC filer is still required by U.S. GAAP to evaluate subsequent events through the date its financial statements are issued, it is no longer required to disclose in the financial statements that it has done so or the date through which subsequent events have been evaluated. The Company adopted this guidance on February 24, 2010. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued a final Accounting Standards Update (“ASU”) 2010-20, which requires entities to provide extensive new disclosures in the financial statements about the financing receivables, including credit risk exposures and the allowance for credit losses.  A financing receivable is an arrangement that represents a contractual right to receive money on demand or on fixed or determinable dates and that is recognized as an asset in the entity’s statement of financial position. Entities with financing receivables will be required to disclose, among other things (a) a roll-forward of the allowance for credit losses; (b) credit quality information such as credit risk scores or external credit agency ratings; (c) impaired loan information; (d) modification information; and (e) non-accrual and past due information. The Company will adopt this guidance in second quarter of fiscal year 2011. The adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

NOTE 4 — FINANCIAL INSTRUMENTS

The Company’s assets that are potentially subject to significant concentration of credit risk are primarily cash and cash equivalents, advance payments to suppliers and accounts receivable.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At December 31, 2010 and September 30, 2010, the Company had approximately $82,000 and $82,000, respectively in excess of insured limits.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivables.  Concentrations of credit risk with respect to accounts receivables are limited because a number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but generally does not require collateral to support customer receivables. All of the Company’s customers have gone through a very strict credit approval process. The Company diligently monitors the customers’ financial position. Payment terms for our solar module sales generally range from 0 to 60 days. In some cases, these terms are extended up to 200 days for certain qualifying customers of whom the Company applied rigorous credit requirements. The Company has also purchased insurance from the China Export & Credit Insurance Company to insure the collectability of the outstanding accounts receivable balances of two key customers. During the three months ended December 31, 2010 and 2009, the Company had one and three customers, respectively that accounted for more than 10% of net sales.

Foreign exchange risk and translation

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi, Euro and the United States dollar.

The local currency is the functional currency for the China subsidiary.  Assets and liabilities are translated at end of period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of other comprehensive income (loss) until the translation adjustments are realized. Included in other comprehensive income were foreign currency translation adjustment gains of $203,000 and $6,000 for the three months ended December 31, 2010 and 2009, respectively.   Foreign currency transaction gains and losses are included in earnings. For the three months ended December 31, 2010 and 2009, the Company recorded foreign exchange losses of $0.2 million and $0.1 million, respectively.

NOTE 5 — ADVANCE PAYMENTS AND OTHER

At December 31, 2010 and September 30, 2010, advance payments and other consist of:

	December 31, 2010	September 30, 2010
Prepayment for raw materials	$220,000	$673,000
Prepayment for equipments	527,000	402,000
Others	194,000	199,000
Total advance payments and other	$941,000	$1,274,000

NOTE 6 — INVENTORIES

At December 31, 2010 and September 30, 2010, inventories consist of:

	December 31, 2010	September 30, 2010
Raw materials	$2,870,000	$2,639,000
Finished goods	2,522,000	1,444,000
Total inventories	$5,392,000	$4,083,000

NOTE 7 — PROPERTY AND EQUIPMENT

The Company depreciates its assets over their estimated useful lives. A summary of property and equipment at December 31, 2010 and September 30, 2010 is as follows:

	December 31, 2010	September 30, 2010
Production equipment	$8,227,000	$8,130,000
Leasehold improvements	3,752,000	3,709,000
Automobiles	371,000	366,000
Office equipment	353,000	348,000
Machinery	2,991,000	2,916,000
Furniture	40,000	40,000
Total property and equipment	15,734,000	15,509,000
Less: accumulated depreciation	(7,359,000)	(6,635,000)
Total property and equipment, net	$8,375,000	$8,874,000

NOTE 8 — OTHER ASSETS

Other assets at December 31, 2010 and September 30, 2010 mainly consist of the following:

	December 31, 2010	September 30, 2010

Land use rights
Cost	$755,000	$746,000
Less: Accumulated amortization	(15,000)	(11,000)
Total other assets	$740,000	$735,000

On February 8, 2010, the Company acquired land use rights of a 68,025 square meter parcel of land located in Yizheng, Jiangsu Province of China, which will be used to house the Company’s second manufacturing facility. For each of the next five years, annual amortization expense of the land use rights will be approximately $16,000 with an estimated useful life of 46.5 years.

NOTE 9 — SHORT TERM LOANS

At December 31, 2010 and September 30, 2010, Short term loans consist of:

	December 31, 2010	September 30, 2010

Short-term loans	$1,464,000	$1,312,000

On March 25, 2010, the Company entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable for two of the Company’s key customers. The Company pays a fee based on a fixed percentage of the accounts receivable outstanding and expenses this fee when it is incurred. The cost of the insurance on accounts receivable is recorded as selling, general and administrative costs in the Statement of Operation of the Company. In addition, on March 30, 2010, the Company entered into a one year revolving credit facility arrangement with IBC that is secured by the accounts receivable balances of the two key customers insured by CECIC above. The credit facility will expire on March 29, 2011. The interest rate of this credit facility is variable and ranges from 3.13% to 4.48% during the period from March 30, 2010 to December 31, 2010.

The Company can draw up to the lower of $2,000,000 or the cumulative amount of accounts receivable outstanding from the respective two key customers. If any of the insured customers fail to repay the amounts outstanding due to the Company, the insurance proceeds will be remitted directly to IBC instead of the Company.   Amounts drawn down as of December 31, 2010, amounted to $1,464,000, of which $851,000 and $613,000 are due on January 27, 2011 and February 23, 2011, respectively. As of December 31, 2010, the amount available to be drawn was $536,000. There have been no insurance claims submitted to CECIC. There is no commitment fees associated with the unused portion of the credit facility. The weighted average interest rate on this credit facility in the three months ended December 31, 2010 was 3.47% per annum.

The credit facility contains certain non-financial ratios related covenants, including maintaining creditworthiness, complying with all contractual obligations, providing true and accurate records as requested by IBC, fulfillment of other indebtedness (if any), maintaining its business license and continuing operations, ensuring its financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. The Company complied with these covenants as of December 31, 2010.

NOTE 10 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the three months ended December 31, 2010 and 2009, respectively, except certain state minimum tax.

The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates.

Utilization of the U.S. federal and state net operating loss carry forwards may be subject to substantial annual limitation due to certain limitations resulting from ownership changes provided by U.S. federal and state tax laws. The annual limitation may result in the expiration of net operating losses carryforwards and credits before utilization. The Company has net operating losses in its foreign jurisdictions and those losses can be carried forward 5 years from the year the loss was incurred. As of December 31, 2010 and 2009, the Company’s deferred tax assets were subject to a full valuation allowance.

Under the New Income Tax Law in PRC, dividends paid by PRC enterprises out of profits earned post-2007 to non-PRC tax resident investors are subject to PRC withholding tax of 10%. A lower withholding tax rate may be applied based on applicable tax treaties with certain countries.

The New Income Tax Law also provides that enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC are considered PRC tax resident enterprises and subject to PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management" refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. If the Company or any of its non-PRC subsidiaries is treated as a “resident enterprise” for PRC tax purposes, the Company or such subsidiary will be subject to PRC income tax. The Company will continue to monitor its tax status with regard to the PRC tax resident enterprise regulation but do not anticipate material adverse impact to financial statement as a whole.

There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2006 to 2010 remain open in various tax jurisdictions. The Company has not recorded any unrecognized tax benefits; and does not anticipate any significant changes within the next 12 months.

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

On January 19, 2010, a holder of approximately $1.8 million of the Company’s formerly outstanding Series B Notes and Series B Warrants (hereinafter referred to as the “Holder”) of the Company’s common stock disputed the effectiveness of the Conversion Agreement and the Warrant Amendment.  Accordingly, the Holder did not tender its Series B Notes for conversion. After negotiations with the Holder, on March 19, 2010, the Company entered into an Exchange Agreement with the Holder (the “Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) to the Holder along with 283,498 shares of the Company’s common stock as settlement of the accrued interest on the Holder’s Series B Notes and 666,666 shares of the Company’s common stock as settlement of the outstanding dispute regarding the effectiveness of the Company’s Conversion Agreement and the Warrant Amendment.  The Company did not capitalize any financing costs associated with the issuance of the Series B-1 Note.  As of December 31, 2010, the Company has an outstanding convertible note with a principal balance of $1.6 million consisting of the Series B-1 Note, which was recorded at a carrying amount of $1.5 million. The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012. During the three months ended December 31, 2010, the Company issued 243,696 shares of its common stock to settle the accrued interest on the Series B-1 Note.

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

The gain on debt extinguishment is computed as follows:

	Quarter Ended December 31,
	2010	2009
Fair value of the common shares	$70,000	$-
Fair value of the CED liability associated with the converted notes	(13,000)	-
Accreted amount of the notes discount	(89,000)	-
Gain on debt extinguishment	$(32,000)	$-

During the quarter ended December 31, 2010, $100,000 of the Series B-1 Note was converted into 666,667 shares of the Company’s common stock. As a result, the Company recorded a cumulative gain on debt extinguishment of approximately $32,000 during the quarter ended December 31, 2010.

For the quarter ended December 31, 2009, none of Series A and B Convertible Notes were converted into the Company’s common shares. As a result, no loss on debt extinguishment was recorded during the quarter ended December 31, 2009.

The following table summarizes the valuation of the Notes and the related Compound Embedded Derivative, the Series A and Series B Warrants (including the Advisor Warrants), and the Series B-1 Note and the related Compound Embedded Derivative:

Carrying amount of Series B-1 Note at March 19, 2010	$1,815,000
Fair value of compound embedded derivative liabilities	(1,573,000)
Loss on debt extinguishment	1,293,000
Amortization of note discount and conversion effect	(4,000)
Carrying amount of Series B-1 Note at September 30, 2010	$1,531,000
Amortization of note discount and conversion effect	(58,000)
Carrying amount of Series B-1 Note at December 31, 2010	$1,473,000

Fair value of the Series B-1 compound embedded derivative liabilities at March 19, 2010	$1,573,000
Gain on fair market value of embedded derivative liability	(1,131,000)
Effect on debt conversion	(20,000)
Fair value of the Series B-1compound embedded derivative liabilities at September 30, 2010	$422,000
Gain on fair market value of embedded derivative liability	(202,000)
Effect on debt conversion	(13,000)
Fair value of the Series B-1compound embedded derivative liabilities at December 31, 2010	$207,000

Fair value of warrant liability at September 30, 2009	$2,068,000
Loss on PIPE warrant extinguishment	3,502,000
Cashless exercise of warrants	(157,000)
Gain on fair market value of warrant liability	(4,511,000)
Fair value of warrant liability at September 30, 2010	$902,000
Gain on fair market value of warrant liability	(466,000)
Fair value of warrant liability at December 31, 2010	$436,000

Series B-1 Note

The material terms of the Series B-1 Note are as follows:

Interest Payments

The Series B-1 Note bears interest at 6% per annum and the principal of $1.5 million is due on March 19, 2012. Accrued interest is payable quarterly in arrears on each of January 1, April 1, July 1 and October 1,  beginning on the first such date after issuance, in cash or registered shares of common stock at the option of the Company. If the Company elects to pay any interest due in registered shares of the Company’s common stock: (i) the issuance price will be 90% of the 5-day weighted average price of the common stock ending on the day prior to the interest payment due date, and (ii) a trigger event shall not have occurred.

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

During the quarter ended March 31, 2010, a warrants holder exchanged 1,147,394 warrants for 450,878 shares of the Company’s common stock after a cashless exercise.  There was no warrants exercise during the three months ended December 31, 2010.

A summary of outstanding warrants as of December 31, 2010 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Extinguishment in accordance with the Conversion Agreement	(53,143,506)	N/A	Loss on debt extinguishment
Issuance in accordance with the Conversion Agreement	53,143,506	0.15	Warrant liabilities
Cashless exercise of warrants	(1,147,394)	0.15	Additional paid in capital
Outstanding at December 31, 2010	55,229,796

At December 31, 2010, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.15	51,996,112	$0.15	1.59
$0.57-$0.88	3,233,684	$0.71	1.52

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
The following table summarizes the activity of the Company’s unvested restricted stock units as of December 31, 2010 and September 30, 2010 is presented below:

	Restricted Stock
	Number of	Weighted-
	shares	average grant-
		date fair value
Unvested as of September 30, 2009	23,150,000	$0.62
Restricted stock canceled	(10,000,000)	$0.62
Restricted stock granted	400,000	$0.31
Restricted stock vested	(400,000)	$0.31
Unvested as of September 30, 2010	13,150,000	$0.62
Restricted stock canceled	(80,000)	$0.62
Restricted stock vested	(2,630,000)	$0.62
Unvested as of December 31, 2010	10,440,000	$0.76

The total unvested restricted stock as of December 31, 2010 and September 30, 2010 were 10,440,000 and 13,150,000 shares, respectively.

Stock-based compensation expense for restricted stock for the three months ended December 31, 2010 and 2009 were 0.6 million and $0.6 million, respectively. As of December 31, 2010, the total unrecognized compensation expense net of forfeitures related to unvested awards was $1.7 million and is expected to be amortized over a weighted average period of 0.63 years.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of December 31, 2010 and September 30, 2010, 12,860,000 and 12,860,000 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Option Available For Grant	Number of Option Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2009	12,060,000	2,940,000	$0.39	$0.62
Options granted	(250,000)	250,000	$0.13	$0.20
Options cancelled	1,050,000	(1,050,000)	$0.39	$0.62
Balance at September 30, 2010	12,860,000	2,140,000	$0.32	$0.55
Options granted	-	-	$-	$-
Balance at December 31, 2010	12,860,000	2,140,000	$0.27	$0.49

The total fair value of shares vested during the three months ended December 31, 2010 and 2009 were approximately $6,000 and $13,000, respectively.

At December 31, 2010 and September 30, 2010, 2,140,000 and 2,140,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 7.41 years and 7.66 years, respectively. Of these options, 1,577,917 and 1,542,917 shares were vested and exercisable on December 31, 2010 and September 30, 2010, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.57 and 6.96 years, respectively.

There were no employee stock options granted during the three months ended December 31, 2010 and 2009.

In accordance with the provisions of FASB ASC 718, the Company has recorded stock-based compensation expense of $0.7 million and $0.7 million for the three months ended December 31, 2010 and 2009, respectively, which include the compensation effect for the options and restricted stock. The stock-based compensation expense is based on the fair value of the options at the grant date.  The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

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

The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2010:

	Fair Value at December 31, 2010	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$207,000	-	-	$207,000
Warrant liabilities	436,000	-	-	436,000

Total liabilities	$643,000	-	-	$643,000

The method used to estimate the value of the Series B-1 Note compound embedded derivatives (“CED”) was a binomial model with the following assumptions:

	December 31, 2010	September 30, 2010
Implied term (years)	1.22	1.46
Suboptimal exercise factor	2.50	2.50
Volatility	62.00%	66.30%
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.36%	0.34%

The fair value of the Series A and Series B Warrants (including the Advisor Warrants) were estimated using a binomial valuation model with the following assumptions:

	December 31, 2010	September 30, 2010
Implied term (years)	1.18	1.43
Suboptimal exercise factor	2.5	2.5
Volatility	70%	78%
Dividend yield	0%	0%
Risk free interest rate	0.35%	0.33%

The carrying values of cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, accrued liabilities and amounts due to related party approximate fair value because of the short-term maturity of these instruments. The Company does not invest its cash in auction rate securities.

At December 31, 2010, the principal outstanding and the carrying value of the Company’s Series B-1 Note were $1.6 million and $1.5 million, respectively. The Series B-1 Note contains two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”), which are measured at fair value both initially and in subsequent periods. The fair value of the convertible notes can be determined based on the fair value of the entire financial instrument.

NOTE 14 — COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Quarter Ended December 31,
	2010	2009
Net income (loss)	$4,987,000	$(3,924,000)
Other comprehensive income:
Change in foreign currency translation	203,000	6,000
Comprehensive income (loss)	$5,190,000	$(3,918,000)

The accumulated other comprehensive income at December 31, 2010 and September 30, 2010 comprised of accumulated translation adjustments of $3.0 million and $2.8 million, respectively.

NOTE 15 — NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Quarter Ended December 31,
	2010	2009

Calculation of net income (loss) per share - basic:

Net income (loss)	$4,987,000	$(3,924,000)
Weighted-average number of common shares outstanding	160,416,534	88,256,706
Net income (loss) per share - basic	$0.03	$(0.04)

Calculation of net income (loss) per share - diluted:

Net income (loss)	$4,987,000	$(3,924,000)
Less: Gain on change in fair market value of compound embedded derivative	(202,000)	-
Interest expense on convertible notes	57,000	-
Net income (loss) assuming dilution	$4,842,000	$(3,924,000)

Weighted-average number of common shares outstanding	160,416,534	88,256,706
Effect of potentially dilutive securities:
Convertible notes	10,935,073	-
Weighted-average number of common shares outstanding assuming dillution	171,351,607	88,256,706

Net income (loss) per share - diluted	$0.03	$(0.04)

During the quarter ended December 31, 2010, 2,140,000 stock options, 55,229,796 warrants and 10,440,000 restricted stocks were excluded from the calculation of earnings per share because their effect would be anti-dilutive.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Research and development commitment

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. On November 12, 2010, the Company amended the agreement with Shanghai University and extended the funding commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, the Company has committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by the Company and Shanghai University. As of December 31, 2010, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

The Company will continue to invest in research and development as it grows its business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Shanghai University needs to obtain the pre-approval from the Company before incurring expenditures on the program. If the Company fails to make pre-approved funding payments, when requested, it is deemed to be a breach of the agreement. If the Company is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of December 31 2010, the Company is not in breach as it has not received any additional compensation requests for pre-approved funding payment from Shanghai University.

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

Capital commitments

On August 21, 2008, the Company acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash as previously discussed in “Note 3 — Summary of Significant Accounting Policies – Investments”  above.  In July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development. The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows. The timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. The Company considered the factors above as indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred.  Accordingly, an impairment loss of $1.0 million was recorded in the Consolidated Statements of Operations for the fiscal year ended September 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million shares of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of December 31, 2010, the Company has not yet acquired the additional two million shares as the product shipment has not occurred. On October 7, 2010, the X-Change Corporation announced that it has acquired 21-Century Silicon, Inc. The terms of the acquisition is anticipated to involve a change in control of the Company and the appointment of new directors. The X-Change Corporation is anticipated to issue 20 million shares of its unregistered, restricted common stock to the shareholders of the 21-Century Silicon in exchange for 100% of the issued and outstanding stock of 21-Century Silicon. As of the date of this report, the X-Change Corporation has not issued its shares to the Company.

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by the Board of Directors of the Company and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of December 31, 2010 was $32 million, with an outstanding remaining balance of $15.5 million to be originally funded by September 21, 2010. In August 2010, the Company received the approval of the Shanghai Government to extend the funding requirement date by nine months to June 2011. In order to fund the registered capital requirement, the Company will have to raise fund or otherwise file an application with the Shanghai Government to reduce the capital requirement, which is legally permissible under PRC law.

On January 15, 2010, the Company incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement its existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, the Company will have to raise funds or otherwise obtain the approval of local authorities to extend the payment of registered capital for the subsidiary. The registered capital requirement outstanding as of December 31, 2010 is $23.4 million.

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

NOTE 17 — RELATED PARTY TRANSACTIONS

At December 31, 2010 and September 30, 2010, the accounts payable and accrued liabilities, related party balance was $0 million and $5.8 million, respectively. The $5.8 million accrued liability at fiscal year ended September 30, 2010 represents $4.8 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

Both the Company’s obligation to withhold tax upon the exercise of stock options by Mr. Young and the indemnification have a three year statute of limitation. The statute of limitation expired as of December 31, 2010. As a result, the Company released the $5.8 million on December 31, 2010.

NOTE 18 — FOREIGN OPERATIONS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to “Solar EnerTech”, the “Company,” “we,” “our,” and “us” refer to Solar EnerTech Corp. and its subsidiaries.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to our current expectations and views of future events. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the headings “Risks Related to Our Business and Our Industry,” “Risks Related to Doing Business in China” and “Risks Related To an Investment in Our Securities” in our Form 10-K filed with the Securities and Exchange Commission on December 17, 2010 as well as other relevant risks detailed in our filings with the SEC which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-Q should be read in light of such risks and in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

Overview

Solar EnerTech Corp. is a solar product manufacturer with its headquarters based in Mountain View, California, and with low-cost operations located in Shanghai, China.  Our principal products are monocrystalline silicon and polycrystalline silicon solar cells and solar modules. Solar cells convert sunlight to electricity through the photovoltaic effect, with multiple solar cells electrically interconnected and packaged into solar modules to form the building blocks for solar power generating systems. We primarily sell solar modules to solar panel installers who incorporate our modules into their power generating systems that are sold to end-customers located in Europe, Australia, North America and China.

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

Our solar cells and modules are sold under the brand name “SolarE”.  Our total sales for the three months ended December 31, 2010 was $15.5 million and our end users are mainly in Europe and Australia.  In anticipation of entering the US market, we have established a headquarter office which also serves as marketing, purchasing and distribution office in Mountain View, California. Our goal is to become a worldwide supplier of PV cells and modules.

We purchase our key raw materials, silicon wafer, from the spot market.  We do not have a long term contract with any silicon supplier.

We have been able to increase sales since our inception in 2006. Although our efforts to reach profitability have been adversely affected by the global recession, the credit market contraction and a volatile polysilicon market, during fiscal year 2010 and the first quarter of fiscal year 2011 we had significantly improved our gross margin as a result of declines in raw materials costs and the efficiencies gained from greater capacity utilization at our facilities.

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

On January 7, 2010 (the “Conversion Date”), we entered into a Series A and Series B Notes Conversion Agreement (the “Conversion Agreement”) with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to restructure the terms of the Notes. On January 7, 2010, as part of the Conversion Agreement, approximately $9.8 million of convertible notes outstanding were successfully converted into shares of our common stock. On January 19, 2010, a holder of approximately $1.8 million of our formerly outstanding Series B Notes and Series B Warrants disputed the effectiveness of the Conversion Agreement and the Warrant Amendment.  Accordingly, such holder did not tender its Series B Notes for conversion. After negotiations with such holder, on March 19, 2010, the Company entered into an Exchange Agreement with the holder (“Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) due on March 19, 2012, which extended the original maturity date by 24 months, in exchange for the Series B Notes.

On March 30, 2010, we secured a one year revolving credit facility arrangement with Industrial Bank Co., Ltd. (“IBC”) that is secured by the accounts receivable balances of two key customers. We can draw up to the lower of $2.0 million or the cumulative amount of accounts receivable outstanding from the respective two key customers.

As of December 31, 2010, we had cash and cash equivalents balance of approximately $1.7 million and $1.5 million outstanding on the line of credit. Approximately $0.9 million of the line of credit facility was due on January 27, 2011 and the remaining balance of $0.6 million is due on February 23, 2011. Our line of credit expires on March 29, 2011. We are in the process of renewing the line of credit prior to its expiration date. If the line of credit is not renewed in a timely manner, our liquidity and results of operations may be materially and adversely affected. Our future operations are dependent upon the achievement of profitable operations. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

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

Solar Energy Industry

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions by fossil fuel, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and depletion and limited supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the U.S., the Energy Policy Act (EPACT) enacted a 30% investment tax credit for solar, and in January 2006, California approved the largest solar program in the country's history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible.

Government Subsidies and Incentives

Various subsidies and tax incentive programs exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost or size of a customer's solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer's taxes at the time the taxes are due. Under net metering programs, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer "lends" electricity to the grid, retrieving an equal amount of power at a later Net time metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

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

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the three months ended December 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-K filed for the year ended September 30, 2010 with the Securities and Exchange Commission (the “SEC”). For a description of those critical accounting policies, please refer to our 2010 Annual Report on Form 10-K.

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

Impairment of Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during the three months ended December 31, 2010 and 2009.

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

On August 21, 2008, we entered into an equity purchase agreement in which we acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. See “Note 3 – Summary of Significant Accounting Policies – Investments” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Warranty Cost

We provide product warranties and accrue for estimated future warranty costs in the period in which revenue is recognized. Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. We therefore maintain warranty reserves to cover potential liabilities that could arise from our warranty obligations and accrue the estimated costs of warranties based primarily on management’s best estimate. In estimating warranty costs, we applied FASB ASC 460 – Guarantees, specifically paragraphs 460-10-25-5 to 460-10-25-7 of the FASB Accounting Standards Codification. This guidance requires that we make a reasonable estimate of the amount of a warranty obligation. It also provides that in the case of an entity that has no experience of its own, reference to the experience of other entities in the same business may be appropriate. Because we began to commercialize our products in fiscal year 2007, there is insufficient experience and historical data that can be used to reasonably estimate the expected failure rate of our solar modules. Thus, we consider warranty cost provisions of other China-based manufacturers that produce photovoltaic products that are comparable in engineering design, raw material input and functionality to our products, and sold to a similar target and class of customer with similar warranty coverage. In determining whether such peer information can be used, we also consider the years of experience that these manufacturers have in the industry. Because our industry is relatively young as compared to other traditional manufacturing industries, the selected peer companies that we consider have less than ten years in manufacturing and selling history. In addition, they have a manufacturing base in China, offer photovoltaic products with comparable engineering design, raw material input, functionality and similar warranty coverage, and sell in markets, including the geographic areas and class of customer, where we compete.  Based on the analysis applied, we accrue warranty at 1% of sales. We have not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates.

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

Fair Value of Derivative Financial Instruments and Warrants

Our management used the binomial valuation model to value the derivative financial instruments and warrants. The model uses inputs such as implied term, suboptimal exercise factor, volatility, dividend yield and risk free interest rate. Selection of these inputs involves management’s judgment and may impact estimated value. Management selected the binomial model to value these derivative financial instruments and warrants as opposed to the Black-Scholes-Merton model primarily because management believes the binomial model produces a more reliable value for these instruments because it uses an additional valuation input factor, the suboptimal exercise factor, which accounts for expected holder exercise behavior which management believes is a reasonable assumption with respect to the holders of these warrants.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at net realizable value. We record our allowance for doubtful accounts based upon our assessment of various factors. We consider historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, and other factors that may affect customers’ ability to pay.

Recent Accounting Pronouncements

For recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 3 — Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Results of Operations for the three months ended December 31, 2010 and 2009

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K and its subsequent amendments.

Sales, Cost of Sales and Gross Profit (Loss)

	Quarter Ended December 31, 2010		Quarter Ended December 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$15,507,000	100.0%	$17,693,000	100.0%	$(2,186,000)	(12.4%)
Cost of sales	(14,391,000)	(92.8%)	(15,762,000)	(89.1%)	1,371,000	(8.7%)
Gross profit	$1,116,000	7.2%	$1,931,000	10.9%	$(815,000)	(42.2%)

For the three months ended December 31, 2010, we reported total sales of $15.5 million, representing a decrease of $2.2 million, or 12.4%, compared to $17.7 million of sales in the same period of the prior year. For the three months ended December 31, 2010, our $15.5 million in sales comprised of $15.3 million in solar module sales and $0.2 million in solar cell sales. In comparison, our $17.7 million in sales in the same period of the prior year comprised of $15.3 million in solar module sales, $1.2 million in solar cell sales and $1.2 million in resale of raw materials. The decrease in solar cell and raw materials sales is primarily because our focus is now on solar module sales. Further, in the prior year, we resold our raw materials due to our overstock of materials relative to our then limited production capacity. The decline in sales was also attributed by the decrease in average selling prices for solar modules from $1.93 per watt in the three months ended December 31, 2009 to $1.91 per watt in the three months ended December 31, 2010. The decrease was partially offset by increase in solar module shipments from 7.9 MW in the three months ended December 31, 2009 to 8.0 MW in the three months ended December 31, 2010.

For the three months ended December 31, 2010, we incurred a gross profit of $1.1 million, representing a decrease of $0.8 million, or 42.2%, compared to a gross profit of $1.9 million in the same period of the prior year.  The decrease in gross profit was primarily due to the increase in raw material prices, specifically silicon wafer prices, coupled with the above-mentioned decrease in average selling price for solar modules. Silicon wafer prices increased approximately 24.4% from RMB 16.0/piece during the three months ended December 31, 2009 to RMB 19.9/piece during the three months ended December 31, 2010.

Selling, general and administrative

	Quarter Ended December 31, 2010		Quarter Ended December 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$2,351,000	15.2%	$2,218,000	12.5%	$133,000	6.0%

For the three months ended December 31, 2010, our selling, general and administrative expenses were $2.4 million, representing an increase of $0.1 million, or 6.0%, from $2.2 million in the three months ended December 31, 2009. Selling, general and administrative expenses as a percentage of sales for the three months ended December 31, 2010 increased to 15.2% from 12.5% for the three months ended December 31, 2009. The increase in the selling, general and administrative expenses was primarily due to an increase of $0.1 million in sales and marketing activities.

Research and development

	Quarter Ended December 31, 2010		Quarter Ended December 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$69,000	0.4%	$108,000	0.6%	$(39,000)	(36.1%)

Research and development expenses in the three months ended December 31, 2010 and 2009 were similar at $0.1 million. Research and development expenses as a percentage of sales for the three months ended December 31, 2010 decreased to 0.4% from 0.6% for the three months ended December 31, 2009.

In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 (amended on November 12, 2010) expiring on December 15, 2016, we committed to fund the establishment of laboratories and completion of research and development activities at no less than RMB 30 million ($4.5 million) cumulatively within eight years (extended from five years). The funding requirements are based on specific milestones agreed upon by Shanghai University and us. Shanghai University needs to obtain the pre-approval from the Company before incurring expenditures on the program. There was $13,000 funding to Shanghai University during the three months ended December 31, 2010. As of December 31, 2010, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

Gain on debt extinguishment

	Quarter Ended December 31, 2010		Quarter Ended December 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Gain on debt extinguishment	$(32,000)	(0.2%)	$-	0.0%	$(32,000)	0.	%

During the three months ended December 31, 2010, $100,000 of the Series B-1 Note was converted into 666,667 shares of our common stock. As a result, we recorded a cumulative gain on debt extinguishment of approximately $32,000 as a result of the Conversion Agreement and the Exchange Agreement during the quarter ended December 31, 2010.

For the three months ended December 31, 2009, none of Series A and B Convertible Notes were converted into our common shares. As a result, no loss on debt extinguishment was recorded during the quarter ended December 31, 2009.

Reversal of payroll related tax accrual

	Quarter Ended December 31, 2010		Quarter Ended December 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Reversal of payroll related tax accrual	$(5,817,000)	(37.5%)	$-	0.0%	$(5,817,000)	0.0%

The reversal of payroll related tax accrual of $5.8 million during the three months ended December 31, 2010 represented $4.8 million of compensation expense related to our obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by us to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

Both our obligation to withhold tax upon the exercise of stock options by Mr. Young and the indemnification have a three year statute of limitation. The statute of limitation expired as of December 31, 2010. As a result, we released the $5.8 million on December 31, 2010.

Other income (expense)

	Quarter Ended December 31, 2010		Quarter Ended December 31, 2009		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$3,000	0.0%	$3,000	0.0%	$-	0.0%
Interest expense	(71,000)	(0.5%)	(4,425,000)	(25.0%)	4,354,000	(98.4%)
Gain on change in fair market value
of compound embedded derivative	202,000	1.3%	104,000	0.6%	98,000	94.2%
Gain on change in fair market value
of warrant liability	466,000	3.0%	921,000	5.2%	(455,000)	(49.4%)
Other expense	(158,000)	(1.0%)	(132,000)	(0.7%)	(26,000)	19.7%
Total other income (expense)	$442,000	2.9%	$(3,529,000)	(19.9%)	$3,971,000	(112.5%)

For the three months ended December 31, 2010, total other income was $0.4 million, representing an increase of $4.0 million, or 112.5%, compared to total other expense of $3.5 million for the same period of the prior year. Other income as a percentage of sales for the three months ended December 31, 2010 was 2.9% compared to a negative 19.9% for the same period in the prior year. We incurred interest expenses of $71,000 in the three months ended December 31, 2010 primarily related to 6% interest charges on the Series B-1 Note. In the three months ended December 31, 2009, we incurred interest expense of $4.4 million primarily related to the amortization of the discount on the convertible notes and deferred financing cost, and 6% interest charges on Series A and B Convertible Notes.

In the three months ended December 31, 2010, we recorded a gain on change in fair market value of warranty liability of $0.5 million and a gain on change in fair market value of compound embedded derivative of $0.2 million compared to a gain on change in fair market value of warrant liability of $0.9 million and a gain on change in fair market value of compound embedded derivative of $0.1 million during the three months ended December 31, 2009.  Other expenses of $0.2 million and $0.1 million for the three months ended December 31, 2010 and 2009, respectively, were primarily related to foreign exchange losses.

Liquidity and Capital Resources

	December 31, 2010	September 30, 2010	Change

Cash and cash equivalents	$1,699,000	$6,578,000	$(4,879,000)

As of December 31, 2010, we had cash and cash equivalents of $1.7 million as compared to $6.6 million at September 30, 2010. We will require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, or other events, may cause us to seek additional equity or debt financing in the future. In order to continue as a going concern, we will need to continue to generate new sales while controlling our costs.  If we are unable to successfully generate enough sales to cover our costs, we only have limited cash resources to bear operating losses.  To the extent our operations are not profitable, we may not continue as a going concern.

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

	Quarter Ended December 31,
	2010	2009	Change

Net cash provided by (used in):
Operating activities	$(4,927,000)	$138,000	$(5,065,000)
Investing activities	(169,000)	(226,000)	57,000
Financing activities	151,000	-	151,000
Effect of exchange rate changes on cash and cash equivalents	66,000	2,000	64,000
Net decrease in cash and cash equivalents	$(4,879,000)	$(86,000)	$(4,793,000)

Net cash used in operating activities was $4.9 million for the three months ended December 31, 2010, representing an increase of $5.1 million, compared to net cash provided by operating activities of $0.1 million for the three months ended December 31, 2009. Cash flow from operating activities reflected a net income of $5.0 million adjusted for non-cash items, including amortization of note discount and deferred financing cost, depreciation of property and equipment, stock-based compensation, reversal of payroll related tax accruals, the change in the fair market value of the compound derivative liabilities and warrants liabilities, payment of interest by issuance of shares, and gain on debt extinguishment. The increase of $5.1 million in net cash used in operating activities from the three months ended December 31, 2009 to the three months ended December 31, 2010 was mainly attributable to more cash out flow for purchase of raw materials in the three months ended December 31, 2010 compared to the same period in 2009. The payment terms granted by the major vendors of the Company were from 0 to 60 days. There was no material changes in the payment terms granted by the major vendors of the Company in the three months ended December 31, 2010 compared to the same period in the prior year.  The net gain excluding non-cash expenses for the three months ended December 31, 2010 decreased $0.4 million compared to the same period in 2009, coupled with lower balances in accounts payable, accrued liabilities and customer advance payment as of December 31, 2010 compared to December 31, 2009.

Net cash used in investing activities remains the same at $0.2 million and $0.2 million in the three months ended December 31, 2010 and 2009, respectively.

Net cash provided by financing activities was $0.1 million in the three months ended December 31, 2010 primarily because of we drew funds from a credit facility with Industrial Bank Co., Ltd (“IBC”). There was no cash provided by financing activities for the three months ended December 31, 2009.

Our consolidated balance sheet, statements of operations and cash flows have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

After consummating the transactions contemplated under the Conversion Agreement and Exchange Agreement, our only outstanding convertible note is the Series B-1 Note. As of December 31, 2010, the principal outstanding and the carrying value of the Series B-1 Note were $1.6 million and $1.5 million, respectively. The Series B-1 Note bears interest at 6% per annum and the principal of $1.5 million is due on March 19, 2012. The holders of the Series B-1 Note can demand repayment from us upon the occurrence of any of the triggering events detailed in the Series B-1 Note. In addition, we have certain commitments as disclosed in the “Off-Balance Sheet Arrangements” section below.

On March 25, 2010, we entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable for two of the our key customers. We pay a fee based on a fixed percentage of the accounts receivable outstanding and expense this fee when it is incurred. In addition, on March 30, 2010, we entered into a one year revolving credit facility arrangement with IBC that is secured by the accounts receivable balances of the our two key customers insured by CECIC above. The credit facility will expire on March 29, 2011. We can draw up to the lower of $2,000,000 or the cumulative amount of accounts receivable outstanding from the respective two key customers. If any of the insured customers fail to repay the amounts outstanding due to us, the insurance proceeds will be remitted directly to IBC instead of us.  The interest rate of the credit facility is variable and ranged from 3.3% to 4.5% during the three months ended December 31, 2010.  As of December 31, 2010, we drew on this credit facility with IBC in the amount of $1,464,000 and there have been no insurance claims submitted to CECIC. The credit facility contains certain non-financial ratios related covenants, including maintaining creditworthiness, complying with all contractual obligations, providing true and accurate records as requested by IBC, fulfillment of other indebtedness (if any), maintaining its business license and continuing operations, ensuring its financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. We complied with these covenants as of December 31, 2010.

As of December 31, 2010, we had cash and cash equivalents balance of approximately $1.7 million and $1.5 million outstanding on the line of credit. Approximately $0.9 million of the line of credit facility was due on January 27, 2011 and the remaining balance of $0.6 million is due on February 23, 2011. Our line of credit expires on March 29, 2011. We are in the process of renewing the line of credit prior to its expiration date.  If the line of credit is not renewed in a timely manner, our liquidity and results of operations may be materially and adversely affected.

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

Off-Balance Sheet Arrangements

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding the establishment of laboratories and completion of research and development activities. On November 12, 2010, we amended the agreement with Shanghai University and extended the commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, we committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by Shanghai University and us. As of December 31, 2010, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

We intend to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Shanghai University needs to obtain the pre-approval from the Company before incurring expenditures on the program. If we fail to make pre-approved funding payments, when requested, we will be deemed to be in breach of the agreement. If we are unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of December 31, 2010, we are not in breach as we have not received any additional compensation requests for pre-approved funding payment from Shanghai University.

On August 21, 2008, we entered into an equity purchase agreement in which we acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. However, 21-Century Silicon’s production facilities and technical development were significantly below expected standards and was in a working capital deficit. Therefore, we considered the above findings as indicators that a significant adverse effect on the fair value of our investment in 21-Century Silicon had occurred. Accordingly, an impairment loss of $1.0 million was recorded to fully write-down the carrying amount of the investment as of June 30, 2010. See “Note 3 — Summary of Significant Accounting Policies – Investments” in the Notes to Consolidated Financial Statements of this Form 10-Q.

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by our Board of Directors and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of December 31, 2010 was $32 million, with an outstanding remaining balance of $15.5 million, originally to be funded by September 21, 2010. In August 2010, we received the approval of the Shanghai Government to extend the funding requirement date by nine months to June 2011. In order to fund the registered capital requirement, we will have to raise fund or otherwise file an application with the Shanghai Government to reduce the capital requirement, which is legally permissible under PRC law.

On January 15, 2010, we incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement our existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, we will have to raise funds or otherwise obtain the approval of local authorities to extend the payment of registered capital for the subsidiary. The registered capital requirement outstanding as of December 31, 2010, is $23.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities Exchange Commission, and to ensure that such information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP. Our fiscal 2010 financial reporting close process was ineffective in recording certain transactions according to the applicable accounting pronouncement and preparing certain critical financial statement disclosures. Our plan to remediate the material weaknesses primarily consisted of hiring finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP and training, educating and equipping our existing personnel on U.S. GAAP accounting matters and enhance our accounting and finance policy.

We are in the process of implementing the following measures to remediate these material weaknesses: (a) hire additional financial reporting and accounting personnel with relevant account experience, skills, and knowledge in the preparation of financial statements under the requirements of U.S. GAAP; (b) continue to work with internal and external consultants to improve the process for collecting and reviewing information required for the preparation of financial statements; and (c) enhance our accounting and finance policy and procedure manuals to provide guidance to our finance and accounting staff and develop tools or checklists to improve the completeness and accuracies of financial disclosures.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Except as set forth below, the Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and remain the same.

We have a limited amount of cash to fund our operations.  If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to continue as a going concern.

As of December 31, 2010, we had cash and cash equivalents of $1.7 million. We will require a significant amount of cash to fund our operations.  We have short term loans outstanding under a line of credit of approximately $1.5 million, which will expire on March 29, 2011, and while we are in the process of renewing our line of credit, if the line of credit is not renewed in a timely manner, our liquidity and results of operations may be materially and adversely affected.  In addition, in order to continue as a going concern, we will need to continue to generate new sales while controlling our costs.  If we are unable to successfully generate enough revenues to cover our costs, we only have limited cash resources to bear operating losses.  To the extent our operations are not profitable, we may not continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2010, we issued 247,821 shares of our common stock as accrued interest to the holder of our Series B-1 convertible note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

On October 21, 2010, we issued 334,430 shares of our common stock to the holder of our Series B-1 convertible note in connection with a conversion of a portion of the principal and interest on the note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

On November 23, 2010 we issued 336,238 shares of our common stock to the holder of our Series B-1 convertible note in connection with a conversion of a portion of the principal and interest on the note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

On January 1, 2011, we issued 295,734 shares of our common stock as accrued interest to the holder of our Series B-1 convertible note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

31.1	Section 302 Certification - Chief Executive Officer

31.2	Section 302 Certification - Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLAR ENERTECH CORP.

Date: February 11, 2011	By:	/s/ Steve Ye

Steve Ye
Chief Financial Officer