Form 10-Q
period 2011-03-31
SOLAR ENERTECH CORP
filed 2011-05-13
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐   No ☒

Number of shares outstanding of registrant’s class of common stock as of May 9, 2011: 171,473,177

SOLAR ENERTECH CORP

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS
Solar EnerTech Corp.
Consolidated Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)	Audited
ASSETS
Current assets:
Cash and cash equivalents	$1,687,000	$6,578,000
Accounts receivable, net of allowance for doubtful account of $443,000 and $42,000 at March 31, 2011 and September 30, 2010, respectively	5,867,000	6,546,000
Advance payments and other	528,000	1,274,000
Inventories, net	5,037,000	4,083,000
VAT receivable	55,000	870,000
Other receivable	280,000	690,000
Total current assets	13,454,000	20,041,000
Property and equipment, net	9,194,000	8,874,000
Other assets	743,000	735,000
Deposits	103,000	102,000
Total assets	$23,494,000	$29,752,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$6,889,000	$7,895,000
Customer advance payment	392,000	2,032,000
Accrued expenses	2,087,000	2,596,000
Accounts payable and accrued liabilities, related parties	-	5,817,000
Short-term loans	727,000	1,312,000
Convertible notes, net of discount	1,504,000	-
Derivative liabilities	327,000	-
Warrant liabilities	677,000	-
Total current liabilities	12,603,000	19,652,000
Convertible notes, net of discount	-	1,531,000
Derivative liabilities	-	422,000
Warrant liabilities	-	902,000
Total liabilities	12,603,000	22,507,000

STOCKHOLDERS' EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value 171,473,177 and 170,338,954 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively	171,000	170,000
Additional paid in capital	99,112,000	97,656,000
Other comprehensive income	3,103,000	2,755,000
Accumulated deficit	(91,495,000)	(93,336,000)
Total stockholders' equity	10,891,000	7,245,000
Total liabilities and stockholders' equity	$23,494,000	$29,752,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Sales	$10,680,000	$17,751,000	$26,187,000	$35,444,000
Cost of sales	(10,927,000)	(16,824,000)	(25,318,000)	(32,586,000)
Gross profit (loss)	(247,000)	927,000	869,000	2,858,000

Operating expenses:
Selling, general and administrative	2,054,000	2,550,000	4,405,000	4,768,000
Research and development	84,000	125,000	153,000	233,000
Loss (gain) on debt extinguishment	-	18,549,000	(32,000)	18,549,000
Reversal of payroll related tax accrual	-	-	(5,817,000)	-
Total operating (income) expenses	2,138,000	21,224,000	(1,291,000)	23,550,000

Operating income (loss)	(2,385,000)	(20,297,000)	2,160,000	(20,692,000)

Other income (expense):
Interest income	1,000	1,000	4,000	4,000
Interest expense	(109,000)	(899,000)	(180,000)	(5,324,000)
Gain (loss) on change in fair market value of compound embedded derivative	(120,000)	294,000	82,000	398,000
Gain (loss) on change in fair market value of warrant liability	(241,000)	2,055,000	225,000	2,976,000
Other expense	(292,000)	(312,000)	(450,000)	(444,000)
Net income (loss)	$(3,146,000)	$(19,158,000)	$1,841,000	$(23,082,000)

Net income (loss) per share - basic	$(0.02)	$(0.14)	$0.01	$(0.20)
Net income (loss) per share - diluted	$(0.02)	$(0.14)	$0.01	$(0.20)

Weighted average shares outstanding - basic	161,016,757	140,801,393	160,713,348	114,240,342
Weighted average shares outstanding - diluted	161,016,757	140,801,393	171,648,421	114,240,342

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,841,000	$(23,082,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	1,210,000	1,190,000
Loss on disposal of property and equipment	-	51,000
Stock-based compensation	1,335,000	1,531,000
Accounts payable and accrued liabilities, related parties	(5,817,000)	84,000
Amortization of other assets	8,000	-
Loss (gain) on debt extinguishment	(32,000)	18,549,000
Payment of interest by issuance of shares	51,000	210,000
Amortization of note discount and deferred financing cost	63,000	5,114,000
Gain on change in fair market value of compound embedded derivative	(82,000)	(398,000)
Gain on change in fair market value of warrant liability	(225,000)	(2,976,000)
Changes in operating assets and liabilities:
Accounts receivable, net	823,000	(5,952,000)
Advance payments and other	357,000	588,000
Inventories, net	(846,000)	(1,535,000)
VAT receivable	841,000	(750,000)
Other receivable	405,000	294,000
Accounts payable, accrued liabilities and customer advance payment	(3,507,000)	6,524,000
Net cash used in operating activities	(3,575,000)	(558,000)

Cash flows from investing activities:
Acquisition of property and equipment	(798,000)	(272,000)
Proceeds from sales of property and equipment	-	9,000
Net cash used in investing activities	(798,000)	(263,000)

Cash flows from financing activities:
Borrowing under short-term loans	3,851,000	-
Short-term loans repayment	(4,436,000)	-
Net cash used in financing activities	(585,000)	-

Effect of exchange rate on cash and cash equivalents	67,000	(1,000)
Net decrease in cash and cash equivalents	(4,891,000)	(822,000)
Cash and cash equivalents, beginning of period	6,578,000	1,719,000
Cash and cash equivalents, end of period	$1,687,000	$897,000

Cash paid:
Interest	$65,000	$-
Supplemental disclosure of non-cash activities:
Extinguishment of convertible notes by issuance of common stock	$(100,000)	$(5,704,000)
Extinguishment of convertible notes by issuance of Series B-1 Note	-	(1,815,000)
Issuance of Series B-1 Note	-	1,535,000
Acquisition of other assets	-	732,000

The accompanying notes are an integral part of these consolidated financial statements

SOLAR ENERTECH CORP.
Notes to Consolidated Financial Statements
March 31, 2011 (Unaudited)

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

On April 27, 2009, the Company entered into a Joint Venture Agreement with Jiangsu Shunda Semiconductor Development Co., Ltd. to form a joint venture in the United States by forming a new company, to be known as Shunda-SolarE Technologies, Inc., in order to jointly pursue opportunities in the United States solar market. The Agreement was valid for 18 months and expired on October 27, 2010. After its formation, the joint venture company’s name was later changed to SET-Solar Corp. Since the agreement expired on October 27, 2010, SET-Solar Corp. became an independent company and transactions with SET-Solar Corp after that date are not considered as related party transactions.

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

The Company has incurred significant net losses during each period from inception through March 31, 2011 and has an accumulated deficit of approximately $91.5 million at March 31, 2011. The conditions described raise substantial doubt about the Company’s ability to continue as a going concern. The independent auditor’s report on the Company’s most recent annual report on Form 10-K for the year ended September 30, 2010 also contained an explanatory paragraph stating that the Company’s recurring net losses and negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

During fiscal year 2010, significant steps were taken to reach positive gross margins including securing sales contracts from recurring customers and establishing new customer relationships, which had improved operating cash inflows. In addition, the Company engaged in various cost cutting programs and renegotiated most of the contacts to reduce operating expenses. Due to the above efforts taken, the Company has been generating positive gross margins throughout all quarters in fiscal year 2010 and first quarter of fiscal year 2011. However, during the second quarter of fiscal year 2011, the gross margin was negative 2%, mainly because of the decrease in average selling price of solar modules from $1.91 in the first quarter of 2011 to $1.68 in the second quarter, coupled with a decline in sales volume from 8 MW in the first quarter of 2011 to 6 MW in the second quarter due to (i) the cessation of production during the Chinese New Year holiday for two weeks in February 2011, as compared to one week in fiscal year 2010; and ii) shut down in manufacturing operations for 9 days in March 2011 to install, tune and consolidate the newly purchased PECVD machine into the Company’s production line. The lower production volume resulted from the shut down led to a higher fixed cost per unit, driving down margins. The Company expects that the new equipment will become productive in late May 2011 and margins will be back in positive territory. The Company has already secured orders from its two major customers amounting to 40 MW in volume and anticipates additional volume from other existing customers. Additionally, in March 2011, to finance projected operating requirements, the Company successfully increased its existing credit facility from $2 million to $3.5 million and extended the credit facility through January 12, 2012.

On March 19, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby the Company issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum. On March 15, 2011, the Company received a letter from CVI alleging that a Trigger Events (as defined in the Note) have occurred, because on February 22, 2011, the Company’s common stock switched from trading on the OTCBB, the OTC Bulletin Board, to OTCQB, a new marketplace developed by the OTC Markets Group. As a result, CVI demanded that the Company remit payment based on the Trigger Event Redemption Price (as defined in the Note), which includes the outstanding principal, outstanding interest and an additional redemption premium. As of March 31, 2011, the outstanding principal of the Note is $1,640,261 and the related interest is $24,267. The Company estimates that, if a Trigger Event were to have occurred, the Trigger Event Redemption Price as of the date hereof would approximately be $2,080,660. The Company disagrees with CVI’s interpretation of the Note and asserts that the OTCQB is also an eligible market (as defined in the Note). On May 11, 2011, the Company executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of the Company’s listing from the OTCBB to the OTCQB, (b) the failure of the Company to timely pay interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. Notwithstanding the above, the Company’s liquidity and financial position raises substantial doubt about the Company’s ability to continue as a going concern. See Note 20-Subsequent Events for further detail.

As discussed in “Notes 17 - Commitments and Contingencies”, (i) Pursuant to a joint research and development laboratory agreement with Shanghai University and as there are approximately $3.2 million remaining of March 31, 2011, the Company has a commitment to fund Shanghai University’s prescribed research and development activities for approximately $3.2 million commitment to be funded in full by December 15, 2014. If the Company fails to make pre-approved funding payments, when requested, it is deemed to be a breach of the agreement. If the Company is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of March 31, 2011, the Company is not in breach as it has not received any additional compensation requests for pre-approved funding payment from Shanghai University. (ii) On August 21, 2008, the Company acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. The Company may also be obligated to acquire an additional two million common shares (at $0.50 per share) of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of March 31, 2011, the Company has not yet acquired the additional two million shares as the product shipment has not occurred. (iii) The paid-in capital of Solar EnerTech(Shanghai) Co., Ltd as of March 31, 2011 was $32 million, with an outstanding remaining balance of $15.5 million to be funded by June 2011. In order to meet the registered capital requirement, the Company is in the process to file an application with the Shanghai Government to reduce the capital requirement, which is legally permissible under PRC law. (iv) The Company’s subsidiary in Yizheng Jiangsu Province was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011. In order to fund the registered capital requirement, the Company will have to raise funds or otherwise obtain the approval of local authorities to extend the payment of registered capital for the subsidiary. (v) On February 8, 2010, the Company acquired land use rights of a parcel of land at the price of approximately $0.7 million. As part of the acquisition of the land use right, the Company is required to complete construction of a facility by February 8, 2012.

As of March 31, 2011, the Company had a cash and cash equivalents balance of approximately $1.7 million and short term loans outstanding of approximately $0.7 million. Operating cash outflows amounted to $3.6 million in the six months ended March 31, 2011, mainly due to payments to the Company’s vendors based on contractual terms. There have been no significant changes in the payment terms of the Company’s major vendors in the three months ended March 31, 2011 compared to the same period in the prior year. If the Company is unable to successfully generate enough revenues to cover its costs or secure additional financing, the Company’s liquidity and results of operations may be materially and adversely affected and may not continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Accounting

Prior to August 19, 2008, the Company operated its business in the People’s Republic of China through Solar EnerTech (HK) Corporation, Limited (“Solar EnerTech HK”) and Solar EnerTech (Shanghai) Co., Ltd (“Infotech Shanghai” and together with Solar EnerTech HK, “Infotech”). While the Company did not own Infotech, the Company’s financial statements have included the results of the financials of each of Solar EnerTech HK and Infotech Shanghai since these entities were wholly-controlled variable interest entities of the Company through an Agency Agreement dated April 10, 2006 by and between the Company and Infotech (the “Agency Agreement”). Under the Agency Agreement the Company engaged Infotech to undertake all activities necessary to build a solar technology business in China, including the acquisition of manufacturing facilities and equipment, employees and inventory. The Agency Agreement continued through April 10, 2008 and then on a month to month basis thereafter until terminated by either party.

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

Warranty Cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company’s standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from its warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. In estimating warranty costs, the Company applied Accounting Standards Codification Topic 460 (“ASC 460”) – Guarantees, specifically paragraphs 460-10-25-5 to 460-10-25-7 of the FASB Accounting Standards Codification. This guidance requires that the Company make a reasonable estimate of the amount of a warranty obligation. It also provides that in the case of an entity that has no experience of its own, reference to the experience of other entities in the same business may be appropriate. Because the Company began to commercialize its products in fiscal year 2007, there is insufficient experience and historical data that can be used to reasonably estimate the expected failure rate of its solar modules. Thus, the Company considers warranty cost provisions of other China-based manufacturers that produce photovoltaic products that are comparable in engineering design, raw material input and functionality to the Company’s products, and sold to a similar target and class of customer with similar warranty coverage. In determining whether such peer information can be used, the Company also considers the years of experience that these manufacturers have in the industry. Because the Company’s industry is relatively young as compared to other traditional manufacturing industries, the selected peer companies that the Company considers have less than ten years in manufacturing and selling history. In addition, they have a manufacturing base in China, offer photovoltaic products with comparable engineering design, raw material input, functionality and similar warranty coverage, and sell in markets, including the geographic areas and class of customer, where the Company competes. Based on the analysis applied, the Company accrues warranty at 1% of sales. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates. As of March 31, 2011 and September 30, 2010, the Company’s warranty liability was $1,359,000 and $1,125,000, respectively. The Company’s warranty costs for the six months ended March 31, 2011 and 2010 were $208,000 and $258,000, respectively. The Company did not make any warranty payments during the six months ended March 31, 2011 and 2010.

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

Impairment of Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during the six months ended March 31, 2011 and 2010.

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

On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”), for $1.0 million in cash. The two million shares of common stock represented approximately 7.8% of 21-Century Silicon’s outstanding equity. In connection with the equity purchase agreement, the Company also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments. The first polysilicon shipment from 21-Century Silicon was initially expected in March 2009, but was subsequently delayed to March 2010. On March 5, 2009, the Emerging Technology Fund, created by the State of Texas, invested $3.5 million in 21-Century Silicon to expedite production and commercialization of research. The Company’s ownership of 21-Century Silicon became 5.5% as a result of the dilution. This first polysilicon shipment that was to be delivered in March 2010 was further delayed without a specified date given by 21-Century Silicon. As a result of the continued delays in shipment, in July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development. The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. Based on the findings from this visit, the timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows. The Company considered the above findings were indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred. Accordingly, an impairment loss of $1.0 million was recorded in the Consolidated Statements of Operations for the fiscal year ended September 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million shares of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of March 31, 2011, the Company has not yet acquired the additional two million common shares (at $0.50 per share) as the product shipment has not occurred. On October 7, 2010, the X-Change Corporation announced that it has acquired 21-Century Silicon, Inc. The terms of the acquisition are anticipated to involve a change in control of the Company and the appointment of new directors. The X-Change Corporation is anticipated to issue 20 million shares of its unregistered, restricted common stock to the shareholders of 21-Century Silicon in exchange for 100% of the issued and outstanding stock of 21-Century Silicon. As of the date of this report, the X-Change Corporation has not issued its shares to the Company.

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

Shipping and Handling Costs

The Company incurred shipping and handling costs of $212,000 and $933,000 for the six months ended March 31, 2011 and 2010, respectively, which are included in selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers.

Research and Development Cost

Expenditures for research activities relating to product development are charged to expense as incurred. Research and development cost for the six months ended March 31, 2011 and 2010 were $153,000 and $233,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income (loss) is reported in the consolidated statements of shareholder’s equity. Other comprehensive income (loss) of the Company consists of cumulative foreign currency translation adjustments.

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

During the six months ended March 31, 2011 and 2010, the Company had three and four customers, respectively that accounted for more than 10% of net sales.

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At March 31, 2011 and September 30, 2010, the Company had approximately $82,000 and $82,000, respectively in excess of insured limits.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivables. Concentrations of credit risk with respect to accounts receivables are limited because a number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations for all new customers but generally does not require collateral to support customer receivables. All of the Company’s customers have gone through a very strict credit approval process. The Company diligently monitors the customers’ financial position. Payment terms for our solar module sales generally range from 0 to 60 days. In some cases, these terms are extended up to 200 days for certain qualifying customers of whom the Company applied rigorous credit requirements. The Company has also purchased insurance from the China Export & Credit Insurance Company to insure the collectability of the outstanding accounts receivable balances of a key customer. During the six months ended March 31, 2011 and 2010, the Company had three and four customers, respectively that accounted for more than 10% of net sales.

Foreign exchange risk and translation

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi, Euro and the United States dollar.

The local currency is the functional currency for the China subsidiary. Assets and liabilities are translated at end of period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of other comprehensive income (loss) until the translation adjustments are realized. Included in other comprehensive income were foreign currency translation adjustment gains of $348,000 and $11,000 for the six months ended March 31, 2011 and 2010, respectively. Foreign currency transaction gains and losses are included in earnings. For the six months ended March 31, 2011 and 2010, the Company recorded foreign exchange losses of $0.5 million and $0.4 million, respectively.

NOTE 5 — ACCOUNTS RECEIVABLES, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

At March 31, 2011 and September 30, 2010, the accounts receivable, net of allowance for doubtful accounts consists of:

	March 31, 2011	September 30, 2010
Accounts receivable, gross	$6,310,000	$6,588,000
Allowance for doubtful accounts	(443,000)	(42,000)
Accounts receivable, net	$5,867,000	$6,546,000

The following table summarizes the activities of the allowance for doubtful accounts as of March 31, 2011 and September 30, 2010:

Allowance for doubtful accounts
As of September 30, 2009	$117,000
Addition	-
Write-down	(75,000)
As of September 30, 2010	$42,000
Addition	421,000
Write-down	(20,000)
As of March 31, 2011	$443,000

NOTE 6 — ADVANCE PAYMENTS AND OTHER

At March 31, 2011 and September 30, 2010, advance payments and other consist of:

	March 31, 2011	September 30, 2010
Prepayment for raw materials	$263,000	$673,000
Prepayment for equipments	18,000	402,000
Others	247,000	199,000
Total advance payments and other	$528,000	$1,274,000

NOTE 7 — INVENTORIES

At March 31, 2011 and September 30, 2010, inventories consist of:

	March 31, 2011	September 30, 2010
Raw materials	$2,051,000	$2,639,000
Finished goods	2,986,000	1,444,000
Total inventories	$5,037,000	$4,083,000

NOTE 8 — PROPERTY AND EQUIPMENT

The Company depreciates its assets over their estimated useful lives. A summary of property and equipment at March 31, 2011 and September 30, 2010 is as follows:

	March 31, 2011	September 30, 2010
Production equipment	$9,612,000	$8,130,000
Leasehold improvements	3,790,000	3,709,000
Automobiles	374,000	366,000
Office equipment	356,000	348,000
Machinery	3,025,000	2,916,000
Furniture	41,000	40,000
Total property and equipment	17,198,000	15,509,000
Less: accumulated depreciation	(8,004,000)	(6,635,000)
Total property and equipment, net	$9,194,000	$8,874,000

NOTE 9 — OTHER ASSETS

Other assets at March 31, 2011 and September 30, 2010 mainly consist of the following:

	March 31, 2011	September 30, 2010

Land use rights
Cost	$763,000	$746,000
Less: Accumulated amortization	(20,000)	(11,000)
Total other assets	$743,000	$735,000

On February 8, 2010, the Company acquired land use rights of a 68,025 square meter parcel of land located in Yizheng, Jiangsu Province of China, which will be used to house the Company’s second manufacturing facility. For each of the next five years, annual amortization expense of the land use rights will be approximately $16,000 with an estimated useful life of 46.5 years.

NOTE 10 — SHORT TERM LOANS

At March 31, 2011 and September 30, 2010, short-term loans consist of:

	March 31, 2011	September 30, 2010

Short-term loans	$727,000	$1,312,000

On March 25, 2010, the Company entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable for two of the Company’s key customers. The Company pays a fee based on a fixed percentage of the accounts receivable outstanding and expenses this fee when it is incurred. The cost of the insurance on accounts receivable is recorded as selling, general and administrative costs in the Consolidated Statements of Operations of the Company. In addition, on March 30, 2010, the Company entered into a one year revolving credit facility arrangement with IBC that is secured by the accounts receivable balances of the key customers insured by CECIC above. On March 25, 2011, the Company renewed the contract with CECIC for another one year to insure the collectability of outstanding accounts receivable of one of the key customers for up to $3.5 million. In addition, the Company increased its existing revolving credit facility arrangement with IBC from $2 million to $3.5 million, and extended the credit facility through January 12, 2012.

The Company can draw up to the lower of $3.5 million or the cumulative amount of accounts receivable outstanding from the key customer. If the insured customer fails to repay the amounts outstanding due to the Company, the insurance proceeds will be remitted directly to IBC instead of the Company. Amount drawn down as of March 31, 2011, amounted to $727,000 was subsequently repaid on April 20, 2011. As of March 31, 2011, the amount available to be drawn was $2,773,000, subject to required compensating customer accounts receivable balances. There have been no insurance claims submitted to CECIC. There is no commitment fees associated with the unused portion of the credit facility. The interest rate of the credit facility is variable and ranged from 3.13% to 5.00% during the six months ended March 31, 2011. The weighted average interest rate on this credit facility during the six months ended March 31, 2011 was 3.59% per annum.

The credit facility contains certain non-financial ratios related covenants, including maintaining creditworthiness, complying with all contractual obligations, providing true and accurate records as requested by IBC, fulfillment of other indebtedness (if any), maintaining its business license and continuing operations, ensuring its financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. The Company complied with these covenants as of March 31, 2011.

NOTE 11 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the six months ended March 31, 2011 and 2010, respectively, except certain state minimum tax.

The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates.

Utilization of the U.S. federal and state net operating loss carry forwards may be subject to substantial annual limitation due to certain limitations resulting from ownership changes provided by U.S. federal and state tax laws. The annual limitation may result in the expiration of net operating losses carryforwards and credits before utilization. The Company has net operating losses in its foreign jurisdictions and those losses can be carried forward 5 years from the year the loss was incurred. As of March 31, 2011 and 2010, the Company’s deferred tax assets were subject to a full valuation allowance.

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

NOTE 12 — CONVERTIBLE NOTES

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

On January 19, 2010, a holder of approximately $1.8 million of the Company’s formerly outstanding Series B Notes and Series B Warrants (hereinafter referred to as the “Holder”) of the Company’s common stock disputed the effectiveness of the Conversion Agreement and the Warrant Amendment. Accordingly, the Holder did not tender its Series B Notes for conversion. After negotiations with the Holder, on March 19, 2010, the Company entered into an Exchange Agreement with the Holder (the “Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) to the Holder along with 283,498 shares of the Company’s common stock as settlement of the accrued interest on the Holder’s Series B Notes and 666,666 shares of the Company’s common stock as settlement of the outstanding dispute regarding the effectiveness of the Company’s Conversion Agreement and the Warrant Amendment. The Company did not capitalize any financing costs associated with the issuance of the Series B-1 Note. As of March 31, 2011, the Company has an outstanding convertible note with a principal balance of $1,640,261 consisting of the Series B-1 Note, which was recorded at a carrying amount of $1,504,000. The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012. During the six months ended March 31, 2011, the Company issued 547,555 shares of its common stock to settle the accrued interest on the Series B-1 Note.

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

On March 19, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby the Company issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum. On March 15, 2011, the Company received a letter from CVI alleging that a Trigger Events (as defined in the Note) have occurred, because on February 22, 2011, the Company’s common stock switched from trading on the OTCBB, the OTC Bulletin Board, to OTCQB, a new marketplace developed by the OTC Markets Group. As a result, CVI demanded that the Company remit payment based on the Trigger Event Redemption Price (as defined in the Note), which includes the outstanding principal, outstanding interest and an additional redemption premium. As of March 31, 2011, the outstanding principal of the Note is $1,640,261 and the related interest is $24,267. The Company estimates that, if a Trigger Event were to have occurred, the Trigger Event Redemption Price as of the date hereof would approximately be $2,080,660. The Company disagrees with CVI’s interpretation of the Note and asserts that the OTCQB is also an eligible market (as defined in the Note). On May 11, 2011, the Company executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of the Company’s listing from the OTCBB to the OTCQB, (b) the failure of the Company to timely pay interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. Notwithstanding the above, the Company’s liquidity and financial position raises substantial doubt about the Company’s ability to continue as a going concern. See Note 20-Subsequent Events for further detail.

The loss (gain) on debt extinguishment is computed as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Fair value of the common shares	$-	$18,838,000	$70,000	$18,838,000
Fair value of Series B-1 Note	-	3,108,000	-	3,108,000
Unamortized deferred financing costs associated with the converted notes	-	594,000	-	594,000
Fair value of the CED liability associated with the converted notes	-	(74,000)	(13,000)	(74,000)
Accreted amount of the notes discount	-	(7,519,000)	(89,000)	(7,519,000)
Common shares issued in conjunction with Series B-1 Note	-	100,000	-	100,000
Loss on extinguishment of warrants	-	3,502,000	-	3,502,000
Loss (gain) on debt extinguishment	$-	$18,549,000	$(32,000)	$18,549,000

During the three and six months ended March 31, 2011, $0 and $100,000, respectively of the Series B-1 Note was converted into 666,667 shares of the Company’s common stock. As a result, the Company recorded a cumulative gain on debt extinguishment of approximately $32,000 during the six months ended March 31, 2011.

During the three and six months ended March 31, 2010, the Company recorded a cumulative loss on debt extinguishment of approximately $18.5 million as a result of the Conversion Agreement and the Exchange Agreement.

The following table summarizes the valuation of the Notes and the related Compound Embedded Derivative, the Series A and Series B Warrants (including the Advisor Warrants), and the Series B-1 Note and the related Compound Embedded Derivative:

Carrying amount of Series B-1 Note at March 19, 2010	$1,815,000
Fair value of compound embedded derivative liabilities	(1,573,000)
Loss on debt extinguishment	1,293,000
Amortization of note discount and conversion effect	(4,000)
Carrying amount of Series B-1 Note at September 30, 2010	$1,531,000
Amortization of note discount and conversion effect	(27,000)
Carrying amount of Series B-1 Note at March 31, 2011	$1,504,000

Fair value of the Series B-1 compound embedded derivative liabilities at March 19, 2010	$1,573,000
Gain on fair market value of embedded derivative liability	(1,131,000)
Effect on debt conversion	(20,000)
Fair value of the Series B-1compound embedded derivative liabilities at September 30, 2010	$422,000
Gain on fair market value of embedded derivative liability	(82,000)
Effect on debt conversion	(13,000)
Fair value of the Series B-1compound embedded derivative liabilities at March 31, 2011	$327,000

Fair value of warrant liability at September 30, 2009	$2,068,000
Loss on PIPE warrant extinguishment	3,502,000
Cashless exercise of warrants	(157,000)
Gain on fair market value of warrant liability	(4,511,000)
Fair value of warrant liability at September 30, 2010	$902,000
Gain on fair market value of warrant liability	(225,000)
Fair value of warrant liability at March 31, 2011	$677,000

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

Conversion Rate

The number of shares of common stock issuable upon conversion of the Series B-1 Note is determined by dividing (x) the conversion amount (principal, interest and late charges accrued and unpaid), by (y) the then applicable conversion price (initially $0.15 and currently $0.10 for Series B-1 Note after the execution of Amendment on May 11, 2011, subject to adjustment as provided in the agreement). No adjustment in the conversion price of the Series B-1 Note will be made in respect of the issuance of additional shares of common stock unless the consideration per share of an additional share of common stock issued or deemed to be issued by the Company is less than the conversion price of the Series B-1 Note in effect on the date of, and immediately prior to, such issuance. Should the outstanding shares of common stock increase (by stock split, stock dividend, or otherwise) or decrease (by reclassification or otherwise), the conversion price of the Series B-1 Note in effect immediately prior to the change shall be proportionately adjusted.

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

NOTE 13 — STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2010, a warrants holder exchanged 1,147,394 warrants for 450,878 shares of the Company’s common stock after a cashless exercise. There were no warrants exercises during the six months ended March 31, 2011.

A summary of outstanding warrants as of March 31, 2011 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Extinguishment in accordance with the Conversion Agreement	(53,143,506)	N/A	Loss on debt extinguishment
Issuance in accordance with the Conversion Agreement	53,143,506	0.15	Warrant liabilities
Cashless exercise of warrants	(1,147,394)	0.15	Additional paid in capital
Outstanding at March 31, 2011	55,229,796

At March 31, 2011, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.15	51,996,112	$0.15	1.34
$0.57-$0.88	3,233,684	$0.71	1.27

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

The following table summarizes the activity of the Company’s unvested restricted stock units as of March 31, 2011 and September 30, 2010 is presented below:

	Restricted Stock
		Weighted-
	Number of	average grant-
	shares	date fair value
Unvested as of September 30, 2009	23,150,000	$0.62
Restricted stock canceled	(10,000,000)	$0.62
Restricted stock granted	400,000	$0.31
Restricted stock vested	(400,000)	$0.31
Unvested as of September 30, 2010	13,150,000	$0.62
Restricted stock canceled	(80,000)	$0.62
Restricted stock vested	(2,630,000)	$0.62
Unvested as of March 31, 2011	10,440,000	$0.76

The total unvested restricted stock as of March 31, 2011 and September 30, 2010 were 10,440,000 and 13,150,000 shares, respectively.

Stock-based compensation expense for restricted stock for the three and six months ended March 31, 2011 were 0.7 million and $1.3 million, respectively. As of March 31, 2011, the total unrecognized compensation expense net of forfeitures related to unvested awards was $1.0 million and is expected to be amortized over a weighted average period of 0.39 years.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan. On August 13, 2008, the Company reincorporated into the State of Delaware. As of March 31, 2011 and September 30, 2010, 13,330,833 and 12,860,000 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Options Available For Grant	Number of Options Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2009	12,060,000	2,940,000	$0.39	$0.62
Options granted	(250,000)	250,000	$0.13	$0.20
Options cancelled	1,050,000	(1,050,000)	$0.39	$0.62
Balance at September 30, 2010	12,860,000	2,140,000	$0.32	$0.55
Options cancelled	470,833	(470,833)	$0.23	$0.38
Balance at March 31, 2011	13,330,833	1,669,167	$0.29	$0.52

The total fair value of shares vested during the three months ended March 31, 2011 and 2010 were approximately $26,000 and $17,000, respectively.

At March 31, 2011 and September 30, 2010, 1,669,167 and 2,140,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 7.07 years and 7.66 years, respectively. Of these options, 1,485,833 and 1,542,917 shares were vested and exercisable on March 31, 2011 and September 30, 2010, respectively. The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.54 and 6.87 years, respectively.

There were no employee stock options granted during the three and six months ended March 31, 2011.

In accordance with the provisions of FASB ASC 718, the Company has recorded stock-based compensation expense of $0.7 million and $1.3 million for the three and six months ended March 31, 2011, respectively, which include the compensation effect for the options and restricted stock. The Company recorded $0.8 million and $1.5 million for the three and six months ended March 31, 2010, respectively, which include the compensation effect for the options and restricted stock. The stock-based compensation expense is based on the fair value of the options at the grant date. The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of March 31, 2011:

	Fair Value at	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$327,000	-	-	$327,000
Warrant liabilities	677,000	-	-	677,000

Total liabilities	$1,004,000	-	-	$1,004,000

The method used to estimate the value of the Series B-1 Note compound embedded derivatives (“CED”) was a binomial model with the following assumptions:

	March 31, 2011	September 30, 2010
Implied term (years)	0.97	1.46
Suboptimal exercise factor	2.50	2.50
Volatility	58.60%	66.30%
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.29%	0.34%

The fair value of the Series A and Series B Warrants (including the Advisor Warrants) were estimated using a binomial valuation model with the following assumptions:

	March 31, 2011	September 30, 2010
Implied term (years)	0.93	1.43
Suboptimal exercise factor	2.5	2.5
Volatility	66%	78%
Dividend yield	0%	0%
Risk free interest rate	0.28%	0.33%

The carrying values of cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, accrued liabilities and amounts due to related party approximate fair value because of the short-term maturity of these instruments. The Company does not invest its cash in auction rate securities.

At March 31, 2011, the principal outstanding and the carrying value of the Company’s Series B-1 Note were $1.6 million and $1.5 million, respectively. The Series B-1 Note contains two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”), which are measured at fair value both initially and in subsequent periods. The fair value of the convertible notes can be determined based on the fair value of the entire financial instrument.

NOTE 15 — COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income (loss)	$(3,146,000)	$(19,158,000)	$1,841,000	$(23,082,000)
Other comprehensive income:
Change in foreign currency translation	145,000	5,000	348,000	11,000
Comprehensive income (loss)	$(3,001,000)	$(19,153,000)	$2,189,000	$(23,071,000)

The accumulated other comprehensive income at March 31, 2011 and September 30, 2010 comprised of accumulated translation adjustments of $3.1 million and $2.8 million, respectively.

NOTE 16 — NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Calculation of net income (loss) per share - basic:

Net income (loss)	$(3,146,000)	$(19,158,000)	$1,841,000	$(23,082,000)
Weighted-average number of common shares outstanding	161,016,757	140,801,393	160,713,348	114,240,342
Net income (loss) per share - basic	$(0.02)	$(0.14)	$0.01	$(0.20)

Calculation of net income (loss) per share - diluted:

Net income (loss)	$(3,146,000)	$(19,158,000)	$1,841,000	$(23,082,000)
Less: Gain on change in fair market value of compound embedded derivative	-	-	(82,000)	-
Interest expense on convertible notes	-	-	112,000	-
Net income (loss) assuming dilution	$(3,146,000)	$(19,158,000)	$1,871,000	$(23,082,000)

Weighted-average number of common shares outstanding	161,016,757	140,801,393	160,713,348	114,240,342
Effect of potentially dilutive securities:
Convertible notes	-	-	10,935,073	-
Weighted-average number of common shares outstanding assuming dillution	161,016,757	140,801,393	171,648,421	114,240,342

Net income (loss) per share - diluted	$(0.02)	$(0.14)	$0.01	$(0.20)

During the six months ended March 31, 2011, 1,669,167 stock options, 55,229,796 warrants and 10,440,000 restricted stocks were excluded from the calculation of earnings per share because their effect would be anti-dilutive

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Research and development commitment

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. On November 12, 2010, the Company amended the agreement with Shanghai University and extended the funding commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, the Company has committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by the Company and Shanghai University. As of March 31, 2011, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

The Company will continue to invest in research and development as it grows its business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Shanghai University needs to obtain the pre-approval from the Company before incurring expenditures on the program. If the Company fails to make pre-approved funding payments, when requested, it is deemed to be a breach of the agreement. If the Company is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of March 31, 2011, the Company is not in breach as it has not received any additional compensation requests for pre-approved funding payment from Shanghai University.

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

Capital commitments

On August 21, 2008, the Company acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash as previously discussed in “Note 3 — Summary of Significant Accounting Policies – Investments”  above.  In July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development. The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows. The timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. The Company considered the factors above as indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred.  Accordingly, an impairment loss of $1.0 million was recorded in the Consolidated Statements of Operations for the fiscal year ended September 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million common shares (at $0.50 per share) of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of March 31, 2011, the Company has not yet acquired the additional two million shares as the product shipment has not occurred. On October 7, 2010, the X-Change Corporation announced that it has acquired 21-Century Silicon, Inc. The terms of the acquisition is anticipated to involve a change in control of the Company and the appointment of new directors. The X-Change Corporation is anticipated to issue 20 million shares of its unregistered, restricted common stock to the shareholders of 21-Century Silicon in exchange for 100% of the issued and outstanding stock of 21-Century Silicon. As of the date of this report, the X-Change Corporation has not issued its shares to the Company.

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by the Board of Directors of the Company and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of March 31, 2011 was $32 million, with an outstanding remaining balance of $15.5 million to be originally funded by September 21, 2010. In August 2010, the Company received the approval of the Shanghai Government to extend the funding requirement date by nine months to June 2011. In order to meet the registered capital requirement, the Company is in the process to file an application with the Shanghai Government to reduce the capital requirement, which is legally permissible under PRC law.

On January 15, 2010, the Company incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement its existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, the Company will have to raise funds or otherwise obtain the approval of local authorities to extend the payment of registered capital for the subsidiary. The registered capital requirement outstanding as of March 31, 2011 is $23.4 million.

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

Convertible note

On March 19, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby the Company issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum.  On March 15, 2011, the Company received a letter from CVI alleging that a Trigger Events (as defined in the Note) have occurred, because on February 22, 2011, the Company’s common stock switched from trading on the OTCBB, the OTC Bulletin Board, to OTCQB, a new marketplace developed by the OTC Markets Group.  As a result, CVI demanded that the Company remit payment based on the Trigger Event Redemption Price (as defined in the Note), which includes the outstanding principal, outstanding interest and an additional redemption premium. As of March 31, 2011, the outstanding principal of the Note is $1,640,261 and the related interest is $24,267.  The Company estimates that, if a Trigger Event were to have occurred, the Trigger Event Redemption Price as of the date hereof would approximately be $2,080,660. The Company disagrees with CVI’s interpretation of the Note and asserts that the OTCQB is also an eligible market (as defined in the Note). On May 11, 2011, the Company executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of the Company’s listing from the OTCBB to the OTCQB, (b) the failure of the Company to timely pay interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. Notwithstanding the above, the Company’s liquidity and financial position raises substantial doubt about the Company’s ability to continue as a going concern. See Note 20-Subsequent Events for further detail

NOTE 18 — RELATED PARTY TRANSACTIONS

At March 31, 2011 and September 30, 2010, the accounts payable and accrued liabilities, related party balance was $0 million and $5.8 million, respectively. The $5.8 million accrued liability at fiscal year ended September 30, 2010 represents $4.8 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

Both the Company’s obligation to withhold tax upon the exercise of stock options by Mr. Young and the indemnification has a three year statute of limitation. The statute of limitation expired as of December 31, 2010. As a result, the Company released the $5.8 million on December 31, 2010.

NOTE 19 — FOREIGN OPERATIONS

The Company identifies its operating segments based on its business activities. The Company operates within a single operating segment, the manufacture of solar energy cells and modules in China.

The Company’s manufacturing operations and fixed assets are all based in China. The Company’s sales occurred in Europe, Australia, North America and China.

NOTE 20 — SUBSEQUENT EVENTS

On May 11, 2011, the Company executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of the Company’s listing from the OTCBB to the OTCQB, (b) the failure of the Company to timely pay interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement.

This Amendment resulted in modifications of Notes, which should be accounted for pursuant to FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No. 96-19, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", and FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No.06-06, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments". Given the significant reduction on the exercise price from $0.15 to $0.10 per common share, the modification is likely to be considered substantial, and therefore the Notes are considered extinguished. Due to the limited time available between the date of the Amendment and the date of this quarterly report, the Company has not completed the computation of gain and loss of the extinguishment of the Notes, which requires estimating the fair value of the Notes and their related compound embedded derivatives immediately before the modification.

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

We have established our manufacturing base in Shanghai, China to capitalize on the cost advantages offered in manufacturing of solar power products.  In our 67,107-square-foot manufacturing facility we operate two 25 MW solar cell production lines and a 50 MW solar module production facility.  We believe that the choice of Shanghai, China for our manufacturing base provides us with convenient and timely access to key resources and conditions to support our growth and low-cost manufacturing operations.

Our solar cells and modules are sold under the brand name “SolarE”.  Our total sales for the six months ended March 31, 2011 was $26.2 million and our end users are mainly in Europe and Australia.  In anticipation of entering the US market, we have established a headquarter office which also serves as marketing, purchasing and distribution office in Mountain View, California. Our goal is to become a worldwide supplier of PV cells and modules.

We purchase our key raw materials, silicon wafer, from the spot market.  We do not have a long term contract with any silicon supplier.

We have been able to increase sales since our inception in 2006. Although our efforts to reach profitability have been adversely affected by the global recession, the credit market contraction and a volatile polysilicon market, during fiscal year 2010 and the first quarter of fiscal year 2011 we had significantly improved our gross margin as a result of declines in raw materials costs and the efficiencies gained from greater capacity utilization at our facilities. However, during the second quarter of fiscal year 2011, the gross margin was negative 2%, mainly because of the decrease in average selling price of solar modules and decline in sales volume due to the cessation of production during the extended Chinese New Year holiday and installation of the new PECVD machine.

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

On January 7, 2010 (the “Conversion Date”), we entered into a Series A and Series B Notes Conversion Agreement (the “Conversion Agreement”) with the holders of Notes representing at least seventy-five percent of the aggregate principal amounts outstanding under the Notes to restructure the terms of the Notes. On January 7, 2010, as part of the Conversion Agreement, approximately $9.8 million of convertible notes outstanding were successfully converted into shares of our common stock. On January 19, 2010, a holder of approximately $1.8 million of our formerly outstanding Series B Notes and Series B Warrants disputed the effectiveness of the Conversion Agreement and the Warrant Amendment.  Accordingly, such holder did not tender its Series B Notes for conversion. After negotiations with such holder, on March 19, 2010, the Company entered into an Exchange Agreement with the holder Capital Ventures International (“CVI”) (“Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) due on March 19, 2012 and an interest at 6% per annum, which extended the original maturity date by 24 months, in exchange for the Series B Notes.

On March 19, 2010, we entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby we issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum. On March 15, 2011, we received a letter from CVI alleging that a Trigger Events (as defined in the Note) have occurred, because on February 22, 2011, our common stock switched from trading on the OTCBB, the OTC Bulletin Board, to OTCQB, a new marketplace developed by the OTC Markets Group.  As a result, CVI demanded that we remit payment based on the Trigger Event Redemption Price (as defined in the Note), which includes the outstanding principal, outstanding interest and an additional redemption premium. As of March 31, 2011, the outstanding principal of the Note is $1,640,261 and the related interest is $24,267.  We estimate that, if a Trigger Event were to have occurred, the Trigger Event Redemption Price as of the date hereof would approximately be $2,080,660. We disagree with CVI’s interpretation of the Note and assert that the OTCQB is also an eligible market (as defined in the Note). On May 11, 2011, we executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of our listing from the OTCBB to the OTCQB, (b) the failure of us to timely pay interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common shares, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. Notwithstanding the above, our liquidity and financial position raises substantial doubt about our ability to continue as a going concern.

As of March 31, 2011, we had cash and cash equivalents balance of approximately $1.7 million and short term loans outstanding of approximately $0.7 million. On March 25, 2011, we increased our existing credit facility arrangement with IBC from $2 million to $3.5 million and extended the credit facility through January 12, 2012. We can draw up to the lower of $3.5 million or the cumulative amount of accounts receivable outstanding from the key customer. If we are unable to successfully generate enough revenues to cover our costs or secure additional financing, our liquidity and results of operations may be materially and adversely affected. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

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

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the six months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-K filed for the year ended September 30, 2010 with the Securities and Exchange Commission (the “SEC”). For a description of those critical accounting policies, please refer to our 2010 Annual Report on Form 10-K.

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

Impairment of Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during the six months ended March 31, 2011 and 2010.

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

On August 21, 2008, we entered into an equity purchase agreement in which we acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash which was subsequently written down in full. See “Note 3 – Summary of Significant Accounting Policies – Investments” in the Notes to Consolidated Financial Statements of this Form 10-Q.

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

Results of Operations for the three and six months ended March 31, 2011 and 2010

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K and its subsequent amendments.

Sales, Cost of Sales and Gross Profit (Loss)

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$10,680,000	100.0%	$17,751,000	100.0%	$(7,071,000)	(39.8)%
Cost of sales	(10,927,000)	(102.3)%	(16,824,000)	(94.8)%	5,897,000	(35.1)%
Gross profit (loss)	$(247,000)	(2.3)%	$927,000	5.2%	$(1,174,000)	(126.6)%

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$26,187,000	100.0%	$35,444,000	100.0%	$(9,257,000)	(26.1)%
Cost of sales	(25,318,000)	(96.7)%	(32,586,000)	(91.9)%	7,268,000	(22.3)%
Gross profit (loss)	$869,000	3.3%	$2,858,000	8.1%	$(1,989,000)	(69.6)%

For the three months ended March 31, 2011, we reported total sales of $10.7 million, representing a decrease of $7.1 million, or 39.8%, compared to $17.8 million of sales in the same period of the prior year. For the three months ended March 31, 2011, our $10.7 million in sales comprised of $10.4 million in solar module sales and $0.3 million in solar cell sales. In comparison, our $17.8 million in sales in the same period of the prior year comprised of $13.4 million in solar module sales, $3.5 million in solar cell sales and $0.9 million in resale of raw materials. The solar module shipments decreased from 7.8 MW in the three months ended March 31, 2010 to 6.0 MW in the three months ended March 31, 2011. In addition, the unit selling price decreased from $1.70 per watt for the three months ended March 31, 2010 to $ 1.68 per watt for the three months ended March 31, 2011. The decline in sales was mainly due to (i) the cessation of production during the Chinese New Year holiday for two weeks, as compared to one week in fiscal year 2010; and (ii) shut down in manufacturing operations for 9 days in March 2011 to install, tune and consolidate the newly purchased PECVD machine into the Company’s production line.

For the six months ended March 31, 2011, we recorded $26.2 million in revenue which comprised of $25.7 million in solar module sales and $0.5 million in solar cell sales compared to $35.4 million of revenue in the same period of the prior year which comprised of $28.6 million in solar module sales, $4.7 million in solar cell sales and $2.1 million in resale of raw materials. The decrease in module sales resulted from the decrease in solar module shipments from 15.7 MW for the six months ended March 31, 2010 to 14.0 MW for the six months ended March 31, 2011, and also from decrease in average selling price from $1.82 per watt for the six months ended March 31, 2010 to $ 1.81 per watt for the six months ended March 31, 2011.

For the three months ended March 31, 2011, we incurred a gross loss of $0.2 million, representing a decrease of $1.2 million, or 126.6%, compared to a gross profit of $0.9 million in the same period of the prior year.  The decrease in gross profit was primarily due to the increase in raw material prices, specifically silicon wafer prices, coupled with a decrease in average selling price for solar modules. Silicon wafer prices increased approximately 8.0% from RMB 16.2/piece during the three months ended March 31, 2010 to RMB 17.5/piece during the three months ended March 31, 2011. Meanwhile, lower production volume for three months ended March 31, 2011 led to the higher fixed production cost per unit, which also led to lower gross margin.

For the six months ended March 31, 2011, we incurred a gross profit of $0.9 million, representing a decrease of $2.0 million or 69.6% compared to a gross profit of $2.9 million in the same period of the prior year.  The decrease in gross profit was primarily due to the increase in raw material prices, specifically the silicon wafer prices. Silicon wafer prices increased approximately 16.0% from RMB16.2/piece during the six months ended March 31, 2010 to RMB18.8/piece during the six months ended March 31, 2011. The decrease in gross profit was due to higher unit production cost from lower production volume and various increases in raw material cost (other than wafer).

Selling, general and administrative

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$2,054,000	19.2%	$2,550,000	14.4%	$(496,000)	(19.5)%

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$4,405,000	16.8%	$4,768,000	13.5%	$(363,000)	(7.6)%

For the three months ended March 31, 2011, our selling, general and administrative expenses were $2.1 million, representing a decrease of $0.5 million, or 19.5%, from $2.6 million in the three months ended March 31, 2010. Selling, general and administrative expenses as a percentage of sales for the three months ended March 31, 2011 increased to 19.2% from 14.4% for the three months ended March 31, 2010. The decrease in the selling, general and administrative expenses was primarily due to a decrease of $0.2 million in stock-based compensation expenses related to employee options and restricted stock from $0.9 million for the three months ended March 31, 2010 to $0.7 million for the three months ended March 31, 2011. Excluding stock-based compensation expenses, our selling, general & administrative expenses decreased by approximately $0.3 million primarily due to a decrease in shipping and handling costs.

For the six months ended March 31, 2011, our selling, general and administrative expenses were $4.4 million, representing a decrease of $0.4 million or 7.6% from $4.8 million in the six months ended March 31, 2010. Selling, general and administrative expenses as a percentage of net sales for the six months ended March 31, 2011 increased to 16.8% from 13.5% for the six months ended March 31, 2010. The decrease in the selling, general and administrative expenses were primarily due to a decrease of $0.2 million in stock-based compensation expenses related to employee options and restricted stock from $1.5 million for the six months ended March 31, 2010 to $1.3 million for the six months ended March 31, 2011. Excluding stock-based compensation expenses, our selling, general & administrative expenses decreased by approximately $0.2 million primarily due to a decrease in sales and marketing activities.

Research and development

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$84,000	0.8%	$125,000	0.7%	$(41,000)	(32.8)%

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$153,000	0.6%	$233,000	0.7%	$(80,000)	(34.3)%

Research and development expenses in the three months ended March 31, 2011 and 2010 were similar at $0.1 million. Research and development expenses as a percentage of sales for the three months ended March 31, 2011 increased to 0.8% from 0.7% for the three months ended March 31, 2010.

Research and development expense in the six months ended March 31, 2011 and 2010 were similar at $0.2 million. Research and development expense as a percentage of net sales for the six months ended March 31, 2011 decreased to 0.6% from 0.7% for the six months ended March 31, 2010.

In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 (amended on November 12, 2010) expiring on December 15, 2016, we committed to fund the establishment of laboratories and completion of research and development activities at no less than RMB 30 million ($4.5 million) cumulatively within eight years (extended from five years). The funding requirements are based on specific milestones agreed upon by Shanghai University and us. Shanghai University needs to obtain the pre-approval from the Company before incurring expenditures on the program. There was $13,000 funding to Shanghai University during the six months ended March 31, 2011. As of March 31, 2011, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

Loss (gain) on debt extinguishment

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss (gain) on debt extinguishment	$-	0.0%	$18,549,000	104.5%	$(18,549,000)	(100.0)%

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss (gain) on debt extinguishment	$(32,000)	(0.1)%	$18,549,000	52.3%	$(18,581,000)	(100.2)%

For the three months ended March 31, 2011, none of Series B-1 Note was converted into our common shares. As a result, no loss on debt extinguishment was recorded during the quarter ended March 31, 2011.

During the six months ended March 31, 2011, $100,000 of the Series B-1 Note was converted into 666,667 shares of our common stock. As a result, we recorded a cumulative gain on debt extinguishment of approximately $32,000 as a result of the Conversion Agreement and the Exchange Agreement during the six months ended March 31, 2011.

During the three and six months ended March 31, 2010, we recorded a cumulative loss on debt extinguishment of approximately $18.5 million and $18.5 million, respectively, as a result of the Conversion Agreement and the Exchange Agreement.

Reversal of payroll related tax accrual

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Reversal of payroll related tax accrual	$-	0.0%	$-	0.0%	$-	0.0%

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Reversal of payroll related tax accrual	$(5,817,000)	(22.2)%	$-	0.0%	$(5,817,000)	0.0%

The reversal of payroll related tax accrual of $5.8 million during the six months ended March 31, 2011 represented $4.8 million of compensation expense related to our obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by us to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

Both our obligation to withhold tax upon the exercise of stock options by Mr. Young and the indemnification have a three year statute of limitation. The statute of limitation expired as of December 31, 2010. As a result, we have released the $5.8 million in the six months ended March 31, 2011.

Other income (expense)

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$1,000	0.0%	$1,000	0.0%	$-	0.0%
Interest expense	(109,000)	(1.0)%	(899,000)	(5.1)%	790,000	(87.9)%
Gain (loss) on change in fair market value of compound embedded derivative	(120,000)	(1.1)%	294,000	1.7%	(414,000)	(140.8)%
Gain (loss) on change in fair market value of warrant liability	(241,000)	(2.3)%	2,055,000	11.6%	(2,296,000)	(111.7)%
Other expense	(292,000)	(2.7)%	(312,000)	(1.8)%	20,000	(6.4)%
Total other income (expense)	$(761,000)	(7.1)%	$1,139,000	6.4%	$(1,900,000)	(166.8)%

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$4,000	0.0%	$4,000	0.0%	$-	0.0%
Interest expense	(180,000)	(0.7)%	(5,324,000)	(15.0)%	5,144,000	(96.6)%
Gain (loss) on change in fair market value of compound embedded derivative	82,000	0.3%	398,000	1.1%	(316,000)	(79.4)%
Gain (loss) on change in fair market value of warrant liability	225,000	0.9%	2,976,000	8.4%	(2,751,000)	(92.4)%
Other expense	(450,000)	(1.7)%	(444,000)	(1.3)%	(6,000)	1.4%
Total other income (expense)	$(319,000)	(1.2)%	$(2,390,000)	(6.7)%	$2,071,000	(86.7)%

For the three months ended March 31, 2011, total other expense was $0.8 million, representing a decrease of $1.9 million, or 166.8%, compared to total other income of $1.1 million for the same period of the prior year. Other expense as a percentage of sales for the three months ended March 31, 2011 was negative 7.1% compared to other income as a percentage of sales of 6.4% for the same period in the prior year. We incurred interest expenses of $0.1 million in the three months ended March 31, 2011 primarily related to 6% interest charges on the Series B-1 Note. In the three months ended March 31, 2010, we incurred interest expense of $0.9 million primarily related to the amortization of the discount on the convertible notes and deferred financing cost, and 6% interest charges on Series A and B Convertible Notes. In the three months ended March 31, 2011, we recorded a loss on change in fair market value of warranty liability of $0.2 million and a loss on change in fair market value of compound embedded derivative of $0.1 million compared to a gain on change in fair market value of warrant liability of $2.1 million and a gain on change in fair market value of compound embedded derivative of $0.3 million during the three months ended March 31, 2010.  Other expenses of $0.3 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively, were primarily related to foreign exchange losses.

For the six months ended March 31, 2011, total other expenses were $0.3 million, representing a decrease of $2.1 million or 86.7% compared to $2.4 million for the same period of the prior year. Other expenses as a percentage of net sales for the six months ended March 31, 2011 decreased to 1.2% from 6.7% for the six months ended March 31, 2010. In the six months ended March 31, 2011, we recorded a gain on change in fair market value of compound embedded derivative of $0.1 million and a gain on change in fair market value of warrant liability of $0.2 million compared to a gain on change in fair market value of compound embedded derivative of $0.4 million and a gain on change in fair market value of warrant liability of $3.0 million during the six months ended March 31, 2010. The lower conversion price of the compound embedded derivative and warrant in the six months ended March 31, 2011 compared to that in the six months ended March 31, 2010, resulted in less decrease in the fair value of the compound embedded derivative and warrant liability and less gains on change in fair market value of the compound embedded derivative and warrant liability. We incurred interest expenses of $0.2 million and $5.3 million in the six months ended March 31, 2011 and 2010, respectively, primarily related to the amortization of the discount on the convertible notes and deferred financing cost, and 6% interest charges on Series A and B Convertible Notes. Other expenses of $0.5 million and $0.4 million for the six months ended March 31, 2011 and 2010, respectively, were primarily related to foreign exchange loss.

Liquidity and Capital Resources

	March 31, 2011	September 30, 2010	Change

Cash and cash equivalents	$1,687,000	$6,578,000	$(4,891,000)

As of March 31, 2011, we had cash and cash equivalents of $1.7 million as compared to $6.6 million at September 30, 2010. We will require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, or other events, may cause us to seek additional equity or debt financing in the future. In order to continue as a going concern, we will need to continue to generate new sales while controlling our costs.  If we are unable to successfully generate enough sales to cover our costs, our liquidity and results of operations may be materially and adversely affected and may not continue as a going concern.

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

	Six Months Ended March 31,
	2011	2010	Change

Net cash used in:
Operating activities	$(3,575,000)	$(558,000)	$(3,017,000)
Investing activities	(798,000)	(263,000)	(535,000)
Financing activities	(585,000)	-	(585,000)
Effect of exchange rate changes on cash and cash equivalents	67,000	(1,000)	68,000
Net decrease in cash and cash equivalents	$(4,891,000)	$(822,000)	$(4,069,000)

Net cash used in operating activities was $3.6 million for the six months ended March 31, 2011, representing an increase of $3.0 million, compared to $0.6 million for the six months ended March 31, 2010. Cash flow from operating activities reflected a net income of $1.8 million adjusted for non-cash items, including depreciation of property and equipment, stock-based compensation, reversal of payroll related tax accruals, amortization of note discount and deferred financing cost, the change in the fair market value of the compound derivative liabilities and warrants liabilities, payment of interest by issuance of shares, and gain on debt extinguishment. The increase of $3.0 million in net cash used in operating activities from the six months ended March 31, 2010 to the six months ended March 31, 2011 was mainly attributable to more cash out flow for purchase of raw materials in the six months ended March 31, 2011 compared to the same period in 2010. The payment terms granted by the major vendors of the Company were from 0 to 60 days. There was no material changes in the payment terms granted by the major vendors of the Company in the six months ended March 31, 2011 compared to the same period in the prior year. The net income excluding non-cash expenses for the six months ended March 31, 2011 decreased compared to the same period in 2010, coupled with lower balances in accounts payable, accrued liabilities and customer advance payment as of March 31, 2011 compared to March 31, 2010.

Net cash used in investing activities were $0.8 million and $0.3 million in the six months ended March 31, 2011 and 2010, respectively. The increase of $0.5 million in net cash used in investing activities was primarily due to higher property and equipment acquisitions during the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

Net cash used in financing activities was $0.6 million in the six months ended March 31, 2011 primarily because of we drew funds from a credit facility with Industrial Bank Co., Ltd (“IBC”). There was no cash used in financing activities for the six months ended March 31, 2010.

Our consolidated balance sheet, statements of operations and cash flows have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

On March 19, 2010, we entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby we issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum.  On March 15, 2011, we received a letter from CVI alleging that a Trigger Events (as defined in the Note) have occurred, because on February 22, 2011, our common stock switched from trading on the OTCBB, the OTC Bulletin Board, to OTCQB, a new marketplace developed by the OTC Markets Group.  As a result, CVI demanded that we remit payment based on the Trigger Event Redemption Price (as defined in the Note), which includes the outstanding principal, outstanding interest and an additional redemption premium. As of March 31, 2011, the outstanding principal of the Note is $1,640,261 and the related interest is $24,267.  We estimate that, if a Trigger Event were to have occurred, the Trigger Event Redemption Price as of the date hereof would approximately be $2,080,660. We disagree with CVI’s interpretation of the Note and assert that the OTCQB is also an eligible market (as defined in the Note). On May 11, 2011, we executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of our listing from the OTCBB to the OTCQB, (b) the failure of us to timely pay interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. Notwithstanding the above, our liquidity and financial position raises substantial doubt about our ability to continue as a going concern.

On March 25, 2010, we entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable for two of the our key customers. We pay a fee based on a fixed percentage of the accounts receivable outstanding and expense this fee when it is incurred. In addition, on March 30, 2010, we entered into a one year revolving credit facility arrangement with IBC that is secured by the accounts receivable balances of the our two key customers insured by CECIC above. On March 25, 2011, we renewed our contract with CECIC for another one year to insure the collectability of outstanding accounts receivable of one of the key customers for up to $3.5 million. In addition, we increased our existing revolving credit facility arrangement with IBC from $2 million to $3.5million, and extended the credit facility through January 12, 2012. We can draw up to the lower of $3.5 million or the cumulative amount of accounts receivable outstanding from the key customer. If the insured customer fails to repay the amounts outstanding due to us, the insurance proceeds will be remitted directly to IBC instead of us.  The interest rate of the credit facility is variable and ranged from 3.13% to 5.00% during the six months ended March 31, 2011.  As of March 31, 2011, we drew on this credit facility with IBC in the amount of $727,000 and there have been no insurance claims submitted to CECIC. We have repaid all amounts subsequently on April 20, 2011 when the loan came due. The credit facility contains certain non-financial ratios related covenants, including maintaining creditworthiness, complying with all contractual obligations, providing true and accurate records as requested by IBC, fulfillment of other indebtedness (if any), maintaining its business license and continuing operations, ensuring its financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. We complied with these covenants as of March 31, 2011. If we fail to comply with our covenants on our credit facility, our debt may be accelerated or future drawdown requests may not be honored.

As of March 31, 2011, we had cash and cash equivalents balance of approximately $1.7 million and short term loans outstanding of approximately $0.7 million. If we experience a material shortfall versus our operating plans, we have a range of actions we can take to remediate the cash shortage, including but not limited to raising additional funds through debt financing, securing a credit facility, entering into secured or unsecured bank loans, or undertaking equity offerings such as a rights offering to existing shareholders. However, due to the conditions of capital and credit markets, we cannot be sure that external financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. . If we are unable to successfully generate enough revenues to cover our costs or secure additional financing, our liquidity and results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding the establishment of laboratories and completion of research and development activities. On November 12, 2010, we amended the agreement with Shanghai University and extended the commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, we committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by Shanghai University and us. As of March 31, 2011, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

We intend to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Shanghai University needs to obtain the pre-approval from the Company before incurring expenditures on the program. If we fail to make pre-approved funding payments, when requested, we will be deemed to be in breach of the agreement. If we are unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of March 31, 2011, we are not in breach as we have not received any additional compensation requests for pre-approved funding payment from Shanghai University.

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

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by our Board of Directors and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of March 31, 2011 was $32 million, with an outstanding remaining balance of $15.5 million, originally to be funded by September 21, 2010. In August 2010, we received the approval of the Shanghai Government to extend the funding requirement date by nine months to June 2011. In order to meet the registered capital requirement, we are in the process to file an application with the Shanghai Government to reduce the capital requirement, which is legally permissible under PRC law.

On January 15, 2010, we incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement our existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, we will have to raise funds or otherwise obtain the approval of local authorities to extend the payment of registered capital for the subsidiary. The registered capital requirement outstanding as of March 31, 2011, is $23.4 million.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of fiscal year 2011, the gross margin was negative 2%, mainly because of the decrease in average selling price of solar modules from $1.91 in the first quarter of 2011 to $1.68 in the second quarter of fiscal year 2011, coupled with a decline in sales volume from 8 MW in the first quarter of 2011 to 6 MW in the second quarter of fiscal year 2011 due to (i) the cessation of production during the Chinese New Year holiday for two weeks in February 2011,  as compared to one week in fiscal year 2010; and ii) shut down in operations for 9 days starting from March 1, 2011 to install, tune and consolidate the newly purchased PECVD machine into our production line. The lower production volume also led to a higher fixed cost per unit, driving down margins. We expect that production for the new equipment will commence in late May 2011 and margins will be back in positive territory. We have already secured orders from its two major customers amounting to 40 MW in volume and anticipate additional volume from other existing customers. Additionally, in March 2011, to finance projected operating requirements, we successfully increased its existing credit facility from $2 million to $3.5 million and extended the credit facility through January 12, 2012.

On March 19, 2010, we entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby we issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum.  On March 15, 2011, we received a letter from CVI alleging that a Trigger Events (as defined in the Note) have occurred, because on February 22, 2011, our common stock switched from trading on the OTCBB, the OTC Bulletin Board, to OTCQB, a new marketplace developed by the OTC Markets Group.  As a result, CVI demanded that we remit payment based on the Trigger Event Redemption Price (as defined in the Note), which includes the outstanding principal, outstanding interest and an additional redemption premium. As of March 31, 2011, the outstanding principal of the Note is $1,640,261 and the related interest is $24,267.  We estimate that, if a Trigger Event were to have occurred, the Trigger Event Redemption Price as of the date hereof would approximately be $2,080,660. We disagree with CVI’s interpretation of the Note and assert that the OTCQB is also an eligible market (as defined in the Note). On May 11, 2011, we executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of our listing from the OTCBB to the OTCQB, (b) the failure of us to timely pay interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. Notwithstanding the above, our liquidity and financial position raises substantial doubt about our ability to continue as a going concern.

Pursuant to a joint research and development laboratory agreement with Shanghai University, there are approximately $3.2 million remaining of research and development commitment to be funded in full by December 15, 2014.  If we fail to make pre-approved funding payments, when requested, it is deemed to be a breach of the agreement. If we are unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of March 31, 2011, we are not in breach as it has not received any additional compensation requests for pre-approved funding payment from Shanghai University. On August 21, 2008, we acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. We may also be obligated to acquire an additional two million common shares (at $0.50 per share) of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by us. As of March 31, 2011, we have not yet acquired the additional two million shares as the product shipment has not occurred. The paid-in capital of Solar EnerTech (Shanghai) Co., Ltd as of March 31, 2011 was $32 million, with an outstanding remaining balance of $15.5 million to be funded by June 2011. In order to meet the registered capital requirement, we are in the process to file an application with the Shanghai Government to reduce the capital requirement, which is legally permissible under PRC law. Our subsidiary in Yizheng Jiangsu Province was formed with a registered capital requirement of $33 million, of which $23.4 million is to be funded by October 16, 2011.  In order to fund the registered capital requirement, we will have to raise funds or otherwise obtain the approval of local authorities to extend the payment of registered capital for the subsidiary. On February 8, 2010, we acquired land use rights of a parcel of land at the price of approximately $0.7 million. As part of the acquisition of the land use right, we are required to complete construction of the facility by February 8, 2012.

As of March 31, 2011, we had a cash and cash equivalents balance of approximately $1.7 million and short term loans outstanding of approximately $0.7 million. Operating cash outflows amounted to $3.6 million in the six months ended March 31, 2011, mainly due to payments to our vendors based on contractual terms. There have been no significant changes in the payment terms of our major vendors in the three months ended March 31, 2011 compared to the same period in the prior year. If we are unable to successfully generate enough revenues to cover our costs or secure additional financing, our liquidity and results of operations may be materially and adversely affected and may not continue as a going concern.

If we fail to comply with our covenants on our credit facility, our debt may be accelerated or future drawdown requests may not be honored.

Our credit facility with Industrial Bank Co., Ltd. (“IBC”) contains provisions whereby IBC can demand repayment of outstanding debt if we do not comply with any of the covenants, including but not limited to, maintaining our creditworthiness, complying with all our contractual obligations, providing true and accurate records as requested by IBC, fulfillment of other indebtedness (if any), maintaining our business license and continuing operations, ensuring our financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. Since certain of the covenants are broadly constructed and subjective in nature, IBC may have the right to demand repayment of any outstanding debt as it may determine in its own discretion. In addition, if IBC views that our creditworthiness has deteriorated for any reason as it determines, IBC may not honor any future drawdown requests from us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2011, we issued 295,734 shares of our common stock as accrued interest to the holder of our Series B-1 convertible note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Please see Form 8-K filed by the Company on March 21, 2011 and Form 8-K filed by the Company on May 11, 2011.

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

SOLAR ENERTECH CORP.

Date: May 13, 2011	By:	/s/ Steve Ye

Steve Ye
Chief Financial Officer