Form 10-K
period 2011-09-30
SOLAR ENERTECH CORP
filed 2011-12-27
CIK 1307873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant, computed based on the closing sale price as of the last business day of the registrant’s second fiscal quarter, March 31, 2011, was approximately $10,614,813.

According to the records of the registrant's registrar and transfer agent, the number of shares of the registrant's common stock outstanding as of December 5, 2011 was 181,480,266.

TABLE OF CONTENTS

Page
PART I

Item 1. Business	4
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	20
Item 2. Properties	20
Item 3. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	20

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6. Selected Financial Data	23
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	33
Item 8. Financial Statements and Supplementary Data	33
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A. Controls and Procedures	63
Item 9B. Other Information	64

PART III

Item 10. Directors and Executive Officers and Corporate Governance	65
Item 11. Executive Compensation	66
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	69
Item 13. Certain Relationship and Related Transactions, and Director Independence	71
Item 14. Principal Accounting Fees and Services	72

PART IV

Item 15. Exhibits, Financial Statement Schedule	73

Signatures	76

EXHIBIT 21.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

XBRL Content

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, in particular in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, which relate to our current expectations and views of future events. These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the heading “Risks Related to Our Business”, “Risks Related to Doing Business in China” and “Risks Related To an Investment in Our Securities” in this document as well as other relevant risks detailed in our filings with the Securities and Exchange Commission (the “SEC”) which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-K should be read in light of such risks.

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

We have established our manufacturing base in Shanghai, China to capitalize on the cost advantages offered in manufacturing of solar power products.  In our 67,107-square-foot manufacturing facility, we operate two 25 Megawatts (“MW”) solar cell production lines and a 50MW solar module production facility.  We believe that the choice of Shanghai, China for our manufacturing base provides us with convenient and timely access to key resources and conditions to support our growth and low-cost manufacturing operations.

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

Although selling prices for solar power products, including the average selling prices of our products, have generally stabilized at levels substantially below pre-crisis prices resulting from global recession, there is no assurance that such prices may not decline again. In addition, demand for solar power products is significantly affected by government incentives adopted to make solar power competitive with conventional fossil fuel power. The widespread implementation of such incentive policies, as has occurred in many countries in Europe, Asia Pacific and North America, has significantly stimulated demand, whereas reductions or limitations on such policies, as have recently been announced in Germany, Spain and South Korea, can reduce demand for such products. We have taken mitigating efforts to reduce this risk by developing customers in other emerging markets and in our established markets. We are currently expanding our niche market, which are customers who are often underserved by major manufacturers who prefer to sell solar product in large volumes.

We believe the following factors will continue to drive demand in the global solar power industry, in spite of recent downturn due to financial crisis in Europe:

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

•	commercialize our new thin film product which we have developed together with AQT Solar, a company in California during the past two years;

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

Research and Development

We have established a joint Research and Development (“R&D”) laboratory with Shanghai University to facilitate improvements to our products. The main focus of this research laboratory is to:

•	Develop mass-production process for Copper Indium Gallium Selenide (“CIGS”) thin film technology we jointly developed with AQT Solar;

•	Develop environmentally-friendly high-conversion-rate manufacturing technology for chemical compound film PV cell; materials;

•	Research and develop key materials for new low-cost flexible-film PV cells and non-vacuum technology; and

•	Research and develop key technologies and fundamental theories for third-generation PV cells.

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

We compete primarily on the basis of the power efficiency, quality, performance and appearance of our products, price, post-sale service and brand image. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial and marketing resources than us.

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

With the global solar boom in the past five years and with renewable energy laws being implemented as best-practice models often with attractive solar energy delivery compensation rules in many nations, solar companies have been expanding their activities in Europe, the U.S., with growing markets in Africa and Asia, numerous opportunities exist for competitors in the photovoltaic market.

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

Principal Suppliers

We currently purchase silicon wafers, our key raw material, from the spot market. In 2011 and 2010, our five largest suppliers supplied in the aggregate approximately 81.5% and 87.5%, respectively, of our total silicon wafer material purchases by value.

Employees

As of September 30, 2011, we employed approximately 290 people, as follows: our California office currently has 2 employees and the manufacturing plant in Shanghai currently has 288 employees.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below and all of the information contained in this prospectus before deciding whether to purchase our common stock.  Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  The trading price could decline due to any of these risks, and an investor may lose all or part of an investor’s investment.  Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company. Our filings with the SEC also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See “Special Note Regarding Forward-Looking Statements.” In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our September 30, 2011 consolidated financial statements and related notes.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

We have a limited amount of cash to fund our operations.  If we cannot obtain additional sources of cash, our growth prospects and future profitability may be materially adversely affected and we may not be able to continue as a going concern.

During the fourth quarter of fiscal year 2011, the gross margin was negative 2%, mainly because of the decrease in average selling price of solar modules from $1.91 per watt in the first quarter of 2011 to $1.05 per watt in the fourth quarter of fiscal year 2011, coupled with a decline in sales volume from 8.0 MW in the first quarter of 2011 to 2.2 MW in the fourth quarter of fiscal year 2011 due to a downturn in major European and Australian markets which has left module shipments well in excess of demand. Also, the devaluation of the Euro dollar against RMBnegatively affecting our return, usually 45-60 days after cargo was shipped. The Feed-in Tariff (FIT) policy cancellation caused high inventory and low sales orders, and the lower production volume resulted in a higher fixed cost per unit, driving down margins. We have already secured orders from two major customers amounting to 40 MW in volume and anticipate additional volume from other existing customers. Additionally, in May 2011, to finance projected operating requirements, we successfully entered into agreement of accounts receivable financing with Bank of China (“BOC”). Through the agreement, we believe we can get the financing we need to support our operations. Nonetheless, we may be unable to secure sufficient financing to support our operations, and our liquidity and financial position raises substantial doubt about our ability to continue as a going concern.

On March 19, 2010, we entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby we issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum.  On May 11, 2011, we executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of our listing from the OTCBB to the OTCQB, (b) the failure of us to timely pay the interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. As of September 30, 2011, the outstanding principal of the Note was $1,540,261, the carrying amount was $1,474,000 and the related interest was $23,294.

Pursuant to a joint research and development laboratory agreement with Shanghai University, there are approximately $3.2 million remaining of research and development commitment to be funded in full by December 15, 2014.  If we fail to make pre-approved funding payments, when requested, it is deemed to be a breach of the agreement. If we are unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of September 30, 2011, we were not in breach as we had not received from Shanghai University any additional compensation requests for pre-approved funding payments.

On August 21, 2008, we acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. We may also be obligated to acquire an additional two million common shares (at $0.50 per share) of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by us. As of September 30, 2011, we had not yet acquired the additional two million shares as the product shipment had not occurred.

The Company conducts a substantial part of its operations under a wholly-owned subsidiary in Shanghai, China named Solar EnerTech (Shanghai) Co., Ltd.  The paid-in capital of Solar EnerTech (Shanghai) Co., Ltd as of June 30, 2011 was $32 million, with an outstanding remaining balance of $15.5 million to be funded by the Company.  The Board of Directors of the Company has decided not to fund the remaining balance of $15.5 million. On September 11, 2011, Solar EnerTech (Shanghai) Co., Ltd received approval from Shanghai Government to reduce the capital requirement to $32 million.

Our subsidiary in Yizheng Jiangsu Province was formed with a registered capital requirement of $33 million, of which $23.4 million was to be funded by October 16, 2011.  In order to fund the registered capital requirement, we will have to raise funds or otherwise obtain the approval of local authorities to extend the payment of registered capital for the subsidiary. On February 8, 2010, we acquired land use rights of a parcel of land at the price of approximately $0.7 million. As part of the right of land use, we are required to complete construction of the facility by February 8, 2012. The Board of Directors of the Company has decided not to continue to fund the investment in the Yizheng Jiangsu Province subsidiary. We received the approval on December 22, 2011 to write-off the registration of the Yizheng Jiangsu Province subsidiary.

As of September 30, 2011, we had a cash and cash equivalents balance of approximately $1.3 million. Operating cash outflows amounted to $3.0 million in the fiscal year ended September 30, 2011, mainly due to payments to our vendors based on contractual terms. There have been no significant changes in the payment terms of our major vendors in the fiscal year ended September 30, 2011 compared to the same period in the prior year. If we are unable to successfully generate enough revenues to cover our costs or secure additional financing, our liquidity and results of operations may be materially and adversely affected and may not continue as a going concern.

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

We are affected by solar power market and industry trends. Recently, many of our key markets, including Belgium, Germany, and Australia, experienced a period of economic contraction and significantly slower economic growth. In particular, from late 2009 through the end of fiscal year 2011, the credit crisis, weak consumer confidence and diminished consumer and business spending contributed to a significant slowdown in market demand for solar power products. Meanwhile, manufacturing capacity for solar power products increased during the same period. This resulted in prices for solar power products declining significantly. These same trends continue to cause prices for solar power products to decline.

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

We expect that our results of operations will, for the foreseeable future, continue to depend on the sale of our products to a relatively small number of customers. For the fiscal years ended September 30, 2011 and 2010, sales to three and two customers, respectively, exceeded 10% of our sales and accounted for approximately 73.0% and 66.6% respectively, of our sales. Consequently, any one of the following events may cause material fluctuations or declines in our sales and have a material adverse effect on our results of operations:

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

Our future success depends, to a large extent, on our ability to expand our production capacity, increase vertical integration and continue technological development of cell efficiencies. If we are able to raise sufficient capital, we plan to increase our annual silicon solar cell and module production capacity from 50 MW to approximately 100 MW. If we are unable to do so, we will not be able to attain the production capacity and desired level of economies of scale in our operations or cut the marginal production cost to the level necessary to effectively maintain our pricing and other competitive advantages. The planned expansion requires substantial capital expenditures, significant engineering efforts, timely delivery of manufacturing equipment and dedicated management attention, and is subject to significant risks and uncertainties, including:

•
in order to finance our production capacity expansion, we will need to raise additional capitalthrough bank borrowings or the issuance of our equity or debt securities, which may not be available on reasonable terms or at all, and which could be dilutive to our existing stockholders;

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

On the other hand, if we enter into more fixed-price, long-term supply contracts, we may not be able to renegotiate or otherwise adjust the purchase prices under such long-term supply contracts if the price declines. If we fail to obtain silicon wafers, our key raw material from the spot market, due to the volatility of raw material prices, we may be unable to manufacture our products.  If we are able to manufacture our products, our products may be available at a higher cost or after a long delay in connection with our efforts to obtain silicon wafers. The inability to obtain silicon wafers could prevent us from delivering our products to potential customers and meeting their required quantities and prices that are profitable to us. The failure to obtain materials and components that meet quality, quantity and cost requirements in a timely manner could impair our ability to manufacture products or increase our expected costs, or could cause us to experience order cancellations and loss of market share. In each case, our business, financial condition and results of operations may be materially and adversely affected.

Our dependence on a limited number of suppliers for a substantial majority of raw materials, especially our silicon wafers, could prevent us from delivering our products in a timely manner to our customers in the required quantities, which could result in order cancellations, decreased sales and loss of market share.

In fiscal years 2011 and 2010, our five largest suppliers supplied in the aggregate approximately 81.5% and 87.5%, respectively, of our total silicon wafer material purchases by value. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products, our products may only be available at a higher cost or after a long delay, or we could be prevented from delivering our products to our customers in the required quantities, at competitive prices and on acceptable terms of delivery. Problems of this kind could cause us to experience order cancellations, decreased sales and loss of market share. In general, the failure of a supplier to supply silicon wafer materials that meet our quality, quantity and cost requirements in a timely manner due to lack of supplies or other reasons could impair our ability to manufacture our products or could increase our costs, particularly if we are unable to obtain these materials and components from alternative sources in a timely manner or on commercially reasonable terms. Some of our suppliers have a limited operating history and limited financial resources, and the contracts we entered into with these suppliers do not clearly provide for remedies to us in the event any of these suppliers is not able to, or otherwise does not, deliver, in a timely manner or at all, any materials it is contractually obligated to deliver. Any disruption in the supply of silicon wafer materials to us may adversely affect our business, financial condition and results of operations.

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

The solar power market is still at a young stage of development and the extent to which solar power products will be widely adopted is uncertain. Market data in the solar power industry is not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If solar power technology proves unsuitable for widespread adoption or if the demand for solar power products fails to develop sufficiently, we may not be able to grow our business or generate sufficient sales to become profitable or sustain profitability. In addition, demand for solar power products in targeted markets, including China, may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of solar power technology and the demand for solar power products, including:

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

The solar power industry is characterized by evolving technologies and standards. These technological evolutions and developments place increasing demands on the improvement of our products, such as solar cells with higher conversion efficiency and larger and thinner silicon wafers and solar cells. Other companies may develop production technologies enabling them to produce silicon wafers that could yield higher conversion efficiencies at a lower cost than our products. Some of our competitors are developing alternative and competing solar technologies that may require significantly less silicon than solar cells and modules, or no silicon at all. Technologies developed or adopted by others may prove more advantageous than ours for commercialization of solar power products and may render our products obsolete. As a result, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological advances in the solar power industry and effectively compete in the future. Our failure to further refine and enhance our products or to keep pace with evolving technologies and industry standards could cause our products to become uncompetitive or obsolete, which could in turn reduce our market share and cause our sales to decrease and net loss to increase.

We face risks associated with the marketing, distribution and sale of PV products internationally, and if we are unable to effectively manage these risks, they could impair our ability to expand our business abroad.

We market PV products outside of China. The marketing, international distribution and sale of PV products exposes us to a number of risks, including:

•	fluctuations in currency exchange rates;

•	difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, overseas markets;

•	difficulty to get paid within the time period allowed for reimbursement of Value-added Tax imposed by the Chinese tax authorities;

•	difficulty and cost relating to compliance with the different commercial and legal requirements of the overseas markets in which we offer our anticipated products;

•	inability to obtain, maintain or enforce intellectual property rights; and

•
trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our anticipated products and make us less competitive in some countries.

A significant portion of our sales and expenses are now denominated in foreign currencies. It has not been our recent practice to engage in the hedging of foreign currency transactions to mitigate foreign currency risk. For example, if the Euro depreciates against the RMB Yuan, the currency we use to purchase most of our raw materials, then our profits may be negatively impacted because a large amount of our sales are in Euros and US dollars. We are attempting to limit the impact of a declining Euro by quoting our prices in U.S. dollars, but this exposes us to the fluctuations between the RMB Yuan and the US dollar.  Therefore, fluctuations in the value of foreign currencies have and can continue to have a negative impact on the profitability of our global operations, which would seriously harm our business, results of operations, and financial condition.

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

As of September 30, 2011, our director, president and chief executive officer, Leo Shi Young, beneficially owns 15,284,286 shares of our common stock, or approximately 8%, of our common stock. As of September 30, 2010, The Quercus Trust, which nominated David Anthony to our Board of Directors, beneficially owns 125,734,189 shares of our common stock, or approximately 56%, of our common stock. Therefore, our CEO and the Quercus Trust have substantial control over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors, dividend policy and other significant corporate actions. They may take actions that are not in the best interest of our company or our securities holders. For example, this concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. On the other hand, if our chief executive officer and the Quercus Trust are in favor of any of these actions, these actions may be taken even if they are opposed by our other stockholders, including you and those who invest in our common stock.

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

If we do not file our quarterly or annual reports with the SEC, we may be de-listed from the OTCQB.

OTCQB is the middle tier of the OTC market. OTCQB companies report to the SEC or a U.S. banking regulator, making it easy for investors to identify companies that are current in their reporting obligations. There are no financial or qualitative standards to be in this tier. OTCQB securities may also be quoted on the FINRA BB. The OTCQB allows investors to easily identify reporting companies traded in the OTC market regardless of where they are quoted.

Under OTCQB rules relating to the timely filing of periodic reports with the SEC, if we fail to file a periodic report (Forms 10-Q or 10-K) by the due date of such report, may be removed from the OTCQB and our common stock may only be able to be traded on the OTC Pink.  The OTC Pink is the bottom tier of the OTC market – a speculative trading marketplace that helps broker-dealers get the best prices for investors. Accordingly, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Trading of our common stock is limited.

Trading of our common stock is on the Over-the-Counter Quotation Board, or “OTCQB” This has adversely effected the liquidity of our securities, not only in terms of the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

We lease a 45,601 square foot manufacturing and research facility in Shanghai’s Jinqiao Modern Science and Technology Park. The lease expires on February 19, 2014. The termination clause in the agreement requires a notice of three months. Monthly costs are $24,000. We added 21,506 square feet to our existing facility with monthly rent of $12,000. The lease expires in August 2012.

We also have an operating lease for 3,365 square foot of office space in Shanghai.  The monthly rent for this space is $11,000. The lease expires on December 31, 2012 and can be renewed with a three-month advance notice.

On February 8, 2010, we acquired land use rights for a parcel of land at the price of approximately $0.7 million. This piece of land is 68,025 square meters and is located in Yizheng, Jiangsu Province of China, and it was to be used to house our second manufacturing facility. As part of the right of land use, we are required to complete construction of the facility by February 8, 2012. The Board of Directors of the Company has decided not to continue to fund the investment in the Yizheng Jiangsu Province subsidiary. We received the approval on December 22, 2011 to write-off the registration of the Yizheng Jiangsu Province subsidiary.

Finally, we lease 678 square feet of office space on a month-to-month basis in Mountain View, in Northern California’s Silicon Valley, to handle our United States operations.

We consider these facilities adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various claims and actions arising in the ordinary course of business.  In the opinion of management, based on consultation with legal counsel, the ultimate disposition of these matters will not have a material adverse effect on us.  We believe appropriate accruals have been made for the disposition of these matters.  We establish an accrual for a liability when it is both probable that the liability has been incurred and the amount of the loss can be reasonably estimated.  These accruals are reviewed quarterly and adjusted to reflect the impact of negotiations, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular case.  Legal expenses related to defense, negotiations, settlements, rulings, and advice of outside legal counsel are expensed as incurred. As of the date of this report, we have no involvement with any claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 11, 2011, we migrated our listing from Over-The-Counter Bulletin Board (“OTCBB”) to Over-The-Counter Quote Board (“OTCQB”), which is operated by OTC Markets Group Inc. under the symbol “SOEN”. The following table shows, for the periods indicated, the high and low closing prices of common stock.

	Year Ended September 30,		Year Ended September 30,
	2011		2010
	High	Low	High	Low

First Quarter	$0.12	$0.07	$0.30	$0.24
Second Quarter	$0.14	$0.09	$0.32	$0.19
Third Quarter	$0.13	$0.06	$0.21	$0.12
Fourth Quarter	$0.08	$0.03	$0.17	$0.11

As of November 30, 2011, there were 59 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

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

As of September 30, 2011, the Board of Directors has granted options to purchase 5,190,000 shares of our common stock to our employees, director and consultants pursuant to the Amended 2007 Plan.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	5,190,000	(1)	$0.18	9,810,000
Equity compensation plans not approved by security holders	—		$—	—

(1) Represents options to purchase common stock issued pursuant to the terms of 2007 Plan, as amended and restated.
a — Our common stock is currently quoted by the Over-The-Counter Quote Board under the symbol “SOEN”.
b — We have approximately 59 record holders on November 30, 2011.
c — No cash dividend has been declared.

Rules Governing Low-Price Stocks that May Affect Our Stockholders’ Ability to Resell Shares of Our Common Stock

Our stock trades under the symbol “SOEN” on OTC Markets Group Inc’s OTCQB.

Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

Recent Sales of Unregistered Securities

On October 1, 2011, we issued 784,304 shares of our common stock as accrued interest to the holder of our Series B-1 convertible note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

In October, 2011, 800,000 shares of our restricted stock were cancelled due to employees’ resignation.

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

Our solar cells and modules are sold under the brand name “SolarE”.  Our total sales for the fiscal year ended September 30, 2011 was $42.7 million and our end users are mainly in Europe and Australia.  In anticipation of entering the US market, we have established a headquarter office which also serves as marketing, purchasing and distribution office in Mountain View, California. Our goal is to become a worldwide supplier of PV cells and modules.

We purchase our key raw materials, silicon wafers, from the spot market.  We do not have a long term contract with any silicon supplier.

We have been able to increase sales since our inception in 2006. Although our efforts to reach profitability have been adversely affected by the global recession, the credit market contraction and a volatile polysilicon market, during fiscal year 2010 and the first quarter of fiscal year 2011 we had significantly improved our gross margin as a result of declines in raw materials costs and the efficiencies gained from greater capacity utilization at our facilities. However, during the fiscal year 2011, the gross margin was negative 2%, mainly because of the decrease in average selling price of solar modules and decline in sales volume.

In December 2006, we entered into a joint venture with Shanghai University to operate a research facility to study various aspects of advanced PV technology. Our joint venture with Shanghai University is for shared investment in research and development on fundamental and applied technologies in the fields of semi-conductive photovoltaic theory, materials, cells and modules. The agreement calls for Shanghai University to provide equipment, personnel and facilities for joint laboratories. It is our responsibility to provide funding, personnel and facilities for conducting research and testing. Research and development achievements from this joint research and development agreement will be available for use by both parties. We are entitled to the intellectual property rights, including copyrights and patents, obtained as a result of this research. The research and development we will undertake pursuant to this agreement includes the following:

•	develop mass-production process for CIGS thin film technology which we jointly developed with AQT Solar;

•	develop efficient and ultra-efficient PV cells with light/electricity conversion rates ranging from 20% to 35%;

•	develop environmentally friendly high conversion rate manufacturing technology of chemical compound film PV cell materials;

•	research and develop key materials for new low-cost flexible-film PV cells and non-vacuum technology; and

•	research and develop key technologies and fundamental theories for third-generation PV cells.

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

On May 11, 2011, we executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of our listing from the OTCBB to the OTCQB, (b) the failure of us to timely pay the interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement was amended to reduce the conversion price of the Note from $0.15 to $0.10 per common shares, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. As of September 30, 2011, the outstanding principal of the Note was $1,540,261, the carrying amount was $1,474,000 and the related interest was $23,294.

On May 5, 2011, we entered into a credit facility arrangement with BOC, in which we can draw up to the cumulative amount of accounts receivable outstanding from our key customer. If we are unable to successfully generate enough revenues to cover our costs or secure additional financing, our liquidity and results of operations may be materially and adversely affected. As of September 30, 2011, we had short term loans outstanding of approximately $0.3 million. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

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

Results of Operations

Comparison of the Fiscal Years Ended September 30, 2011 and 2010

Revenues, Cost of Sales and Gross Margin

	Year Ended September 30, 2011		Year Ended September 30, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$42,694,000	100.0%	$70,029,000	100.0%	$(27,335,000)	(39.0)%
Cost of sales	(43,720,000)	(102.4)%	(64,820,000)	(92.6)%	21,100,000	(32.6)%
Gross loss	$(1,026,000)	(2.4)%	$5,209,000	7.4%	$(6,235,000)	(119.7)%

For the fiscal year ended September 30, 2011, the Company reported total revenue of $42.7 million, representing a decrease of $27.3 million or 39.0% compared to $70.0 million of revenue in the same period of fiscal year 2010. For the year ended September 30, 2011, we recorded $42.7 million in revenue which comprised of $42.0 million in solar module sales and $0.7 million in solar cell sales compared to $70.0 million of revenue in the same period of the prior year which comprised of $62.3 million in solar module sales, $5.1 million in solar cell sales and $2.6 million in resale of raw materials. The decrease in revenue resulted from a decrease in solar module shipments from 34.9 MW in fiscal year 2010 to 24.3 MW in fiscal year 2011 and a 6% decrease in average selling prices for solar modules from $1.8 per watt in fiscal year 2010 to $1.7 per watt in fiscal year 2011. In addition, the decline in sales was mainly due to a downturn in major European and Australian markets which has left module supply well in excess of demand.

For the fiscal year ended September 30, 2011, we incurred a negative gross margin of $1.0 million compared to a positive gross margin of $5.2 million in fiscal year 2010. The decrease in gross profit margin was primarily due to a decrease in average selling price for solar modules, lower production volume for the fiscal year ended September 30, 2011 (resulting in higher fixed production cost per unit), and lower sales volume which caused the total margin to decrease.

Selling, general and administrative

	Year Ended September 30, 2011		Year Ended September 30, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$6,813,000	16.0%	$9,565,000	13.7%	$(2,752,000)	(28.8)%

For the fiscal year ended September 30, 2011, we incurred selling, general and administrative expense of $6.8 million, representing a decrease of $2.8 million or 28.8% from $9.6 million in the same period of fiscal year 2010. Selling, general and administrative expense as a percentage of net sales for the fiscal year ended September 30, 2011 increased to 16.0% from 13.7% for fiscal year 2010. The decrease in the selling, general and administrative expenses was primarily due to decreases in shipping and handling costs of $2.2 million resulted from lower revenue in fiscal year 2011 and a decrease of $0.5 million in stock-based compensation expenses related to employee options and restricted stock from $2.8 million for the fiscal year ended September 30, 2010 to $2.3 million for the fiscal year ended September 30, 2011.

Research and development

	Year Ended September 30, 2011		Year Ended September 30, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$361,000	0.8%	$347,000	0.5%	$14,000	4.0%

Research and development expenses in the fiscal years ended September 30, 2011 and 2010 were $0.4 million and $0.3 million, respectively. Research and development expenses as a percentage of net sales for the fiscal year ended September 30, 2011 increased to 0.8% from 0.5% for the fiscal year ended September 30, 2010 due to lower revenue for the fiscal year ended September 30, 2011 compared to revenue for the fiscal year ended September 30, 2010.

In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 (amended on November 12, 2010) expiring on December 15, 2016, we committed to fund the establishment of laboratories and completion of research and development activities at no less than RMB 30 million ($4.5 million) cumulatively within eight years (extended from five years). The funding requirements are based on specific milestones agreed upon by Shanghai University and us. Shanghai University needs to obtain pre-approval from us before incurring expenditures on the program. We paid $13,000 in funding to Shanghai University during the year ended September 30, 2011. As of September 30, 2011, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

Loss on debt extinguishment

	Year Ended September 30, 2011		Year Ended September 30, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Loss (gain) on debt extinguishment	$-	0.1%	$18,540,000	26.5%	$(18,540,000)	(100.0)%

We had no cumulative loss on debt extinguishment for the fiscal year ended September 30, 2011.

For the fiscal year ended September 30, 2010, we incurred a loss on debt extinguishment of $18.5 million as a result of the Conversion Agreement and the Exchange Agreement dated January 7, 2010.

Reversal of payroll related tax accrual

	Year Ended September 30, 2011		Year Ended September 30, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Reversal of payroll related tax accrual	$(5,817,000)	(13.6)%	$-	0.0%	$(5,817,000)	0.0%

The reversal of payroll related tax accrual was $5.8 million and $0 million during the fiscal years ended September 30, 2011 and 2010, respectively. The $5.8 million reversal of payroll related tax accrual in the fiscal year ended September 30, 2011 represented $4.8 million of compensation expense related to our obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by us to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

Both our obligation to withhold tax upon the exercise of stock options by Mr. Young and the indemnification have a three year statute of limitation. The statute of limitation expired as of December 31, 2010. As a result, we have released the $5.8 million in the fiscal year ended September 30, 2011.

Other income (expense)

	Year Ended September 30, 2011		Year Ended September 30, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$5,000	0.0%	$7,000	0.0%	$(2,000)	(28.6)%
Interest expense	(304,000)	(0.7)%	(5,446,000)	(7.8)%	5,142,000	(94.4)%
Gain on change in fair market value of compound embedded derivative	393,000	0.9%	1,235,000	1.8%	(842,000)	(68.2)%
Gain on change in fair market value of warrant liability	902,000	2.1%	4,511,000	6.4%	(3,609,000)	(80.0)%
Impairment loss on investment	-	0.0%	(1,000,000)	(1.4)%	1,000,000	(100.0)%
Other expense	(302,000)	(0.7)%	(1,078,000)	(1.5)%	776,000	(72.0)%
Total other income (expense)	$694,000	1.6%	$(1,771,000)	(2.5)%	$2,465,000	(139.2)%

For the fiscal year ended September 30, 2011, total other income was $0.7 million, representing an increase of $2.5 million, or 139.2%, compared to total other expense of $1.8 million for the same period of the prior year. Other income as a percentage of sales for the fiscal year ended September 30, 2011 was 1.6% compared to other expense as a percentage of sales of 2.5% for the same period in the prior year.  In the fiscal year ended September 30, 2011, we recorded a gain on change in fair market value of compound embedded derivative of $0.4 million and a gain on change in fair market value of warrant liability of $0.9 million compared to a gain on change in fair market value of compound embedded derivative of $1.2 million and a gain on change in fair market value of warrant liability of $4.5 million during the fiscal year ended September 30, 2010. The lower conversion price of the compound embedded derivative and warrant in the fiscal year ended September 30, 2011 compared to that in the fiscal year ended September 30, 2010, resulted in greater decreases in the fair value of the compound embedded derivative and warrant liability and higher gains on change in fair market value of the compound embedded derivative and warrant liability. We incurred interest expenses of $0.3 million and $5.4 million in the fiscal years ended September 30, 2011 and 2010, respectively, primarily related to the amortization of the discount on the convertible notes and deferred financing cost, and 6% interest charges on Series A and Series B notes, which was converted to our common stock on January 7, 2010 and 6% interest charges on Series B-1 Convertible Notes. Other expense of $0.3 million for the fiscal year ended September 30, 2011 and other expense of $1.1 million for the fiscal year ended September 30, 2010 were primarily related to foreign exchange gain (loss).

The $1.0 million in impairment loss on investment for fiscal year ended September 30, 2010 was related to the write-down of our investment in 21-Century Silicon, which we consider unrecoverable.  No write-down of investment was recorded for the fiscal year ended September 30, 2011.

Liquidity and Capital Resources

	Year Ended September 30,
	2011	2010	Change

Cash and cash equivalents	$1,324,000	$6,578,000	$(5,254,000)

	Year Ended September 30,
	2011	2010	Change

Net cash provided by (used in):
Operating activities	$(2,979,000)	$4,277,000	$(7,256,000)
Investing activities	(1,728,000)	(770,000)	(958,000)
Financing activities	(1,040,000)	1,312,000	(2,352,000)
Effect of exchange rate changes on cash and cash equivalents	493,000	40,000	453,000
Net increase (decrease) in cash and cash equivalents	$(5,254,000)	$4,859,000	$(10,113,000)

 As of September 30, 2011 and 2010, we had cash and cash equivalents of $1.3 million and $6.6 million, respectively. We will require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, or other events, may cause us to seek additional equity or debt financing in the future. In order to continue as a going concern, we will need to continue to generate new sales while controlling our costs.  If we are unable to successfully generate enough sales to cover our costs, our liquidity and results of operations may be materially and adversely affected and we may not continue as a going concern.

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

Net cash used in operating activities was $3.0 million for the fiscal year ended September 30, 2011, representing an increase of $7.3 million, compared to net cash provided by operating activities of $4.3 million for the fiscal year ended September 30, 2010. Cash flow from operating activities reflected a net loss of $1.6 million adjusted for non-cash items, including depreciation of property and equipment, stock-based compensation, reversal of payroll related tax accruals, gain on debt extinguishment, amortization of note discount and deferred financing cost, the change in the fair market value of the compound derivative liabilities and warrants liabilities, and payment of interest by issuance of shares. The increase of $7.3 million in net cash used in operating activities from the fiscal year ended September 30, 2010 to the fiscal year ended September 30, 2011 was mainly attributable to more cash out flow for purchase of raw materials in the fiscal year ended September 30, 2011 compared to the same period in 2010. The payment terms granted by our major vendors ranged from 0 to 60 days. There were no material changes in the payment terms granted by our major vendors in the fiscal year ended September 30, 2011 compared to the same period in the prior year. The net loss excluding non-cash expenses for the fiscal year ended September 30, 2011 decreased compared to the same period in 2010, coupled with lower balances in accounts payable as of September 30, 2011 compared to September 30, 2010.

Net cash used in investing activities were $1.7 million and $0.8 million in fiscal years 2011 and 2010, respectively. The increase of $1.0 million in net cash used in investing activities was primarily due to higher property and equipment acquisitions during fiscal year 2011 compared to the fiscal year 2010.

Net cash used in and provided by financing activities were $1.0 million in fiscal year 2011 and $1.3 million in fiscal year 2010, respectively because of draw downs from our credit facility with Industrial Bank Co., Ltd (“IBC”) and Bank of China (“BOC”).

Our consolidated balance sheet, statements of operations and cash flows have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

On March 19, 2010, we entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby we issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum. On May 11, 2011, we executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of our listing from the OTCBB to the OTCQB, (b) the failure of us to timely pay the interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. As of September 30, 2011, the outstanding principal of the Note was $1,540,261, the carrying amount was $1,474,000 and the related interest was $23,294.

On March 25, 2010, we entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable of our key customers. We pay a fee based on a fixed percentage of the accounts receivable outstanding and expense this fee when it is incurred. In addition, on March 30, 2010, we entered into a one year revolving credit facility arrangement with IBC that is secured by the accounts receivable balances of our key customers insured by CECIC above. On March 25, 2011, we renewed our contract with CECIC for another one year to insure the collectability of outstanding accounts receivable of one of our customers for up to $3.5 million. On May 5, 2011, we terminated the credit facility arrangement with IBC and on the same day, we entered into a revolving credit facility arrangement with Bank of China (“BOC”), which is also secured by the accounts receivable balances of our key customers insured by CECIC above. If the insured customer fails to repay the amounts outstanding due to us, the insurance proceeds will be remitted directly to BOC instead of us.  The interest rate of the credit facility is variable and ranged from 3.78% to 5.30% during the fiscal year ended September 30, 2011. The amount drawn down as of September 30, 2011 was $273,000 and there have been no insurance claims submitted to CECIC. We paid the short term loan of $273,000 to BOC on October 9, 2011.The credit facility contains certain non-financial ratios related covenants, including maintaining creditworthiness, complying with all contractual obligations as requested by BOC, fulfillment of other indebtedness (if any), maintaining its business license and continuing operations, ensuring its financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. We complied with these covenants as September 30, 2011. If we fail to comply with our covenants on our credit facility, our debt may be accelerated or future drawdown requests may not be honored.

As of September 30, 2011, we had cash and cash equivalents balance of approximately $1.3 million. If we experience a material shortfall versus our operating plans, we have a range of actions we can take to remediate the cash shortage, including but not limited to raising additional funds through debt financing, securing a credit facility, entering into secured or unsecured bank loans, or undertaking equity offerings such as a rights offering to existing shareholders. However, due to the conditions of capital and credit markets, we cannot be sure that external financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. If we are unable to successfully generate enough revenues to cover our costs or secure additional financing, our liquidity and results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

Future minimum payments under all non-cancelable lease obligations and payments under our agreement with Shanghai University are as follows as of September 30, 2011:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 year	More than 5 years

Operating lease	$1,073,000	$627,000	$446,000	$-	$-
Research and development commitment	3,240,000	-	3,240,000	-	-

Total contractual obligations	$4,313,000	$548,000	$3,686,000	$-	$-

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding the establishment of laboratories and completion of research and development activities. On November 12, 2010, we amended the agreement with Shanghai University and extended the commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, we committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by Shanghai University and us. As of September 30, 2011, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

We intend to increase research and development spending as we grow our business. The payment to Shanghai University was to be used to fund program expenses and equipment purchase. Shanghai University needs to obtain the pre-approval from us before incurring expenditures on the program. If we fail to make pre-approved funding payments, when requested, we will be deemed to be in breach of the agreement. If we are unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of September 30, 2011, we are not in breach as we have not received any additional compensation requests for pre-approved funding payment from Shanghai University.

On August 21, 2008, we entered into an equity purchase agreement in which we acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. However, 21-Century Silicon’s production facilities and technical development were significantly below expected standards and was in a working capital deficit. Therefore, we considered the above findings as indicators that a significant adverse effect on the fair value of our investment in 21-Century Silicon had occurred. Accordingly, an impairment loss of $1.0 million was recorded to fully write-down the carrying amount of the investment as of September 30, 2010. See “Note 3 — Summary of Significant Accounting Policies – Investments” in the Notes to Consolidated Financial Statements of this Form 10-K.

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by our Board of Directors and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of September 30, 2011 was $32 million. The Board of Directors of the Company has decided not to fund the remaining balance of $15.5 million. On September 11, 2011, Solar EnerTech (Shanghai) Co., Ltd received approval from Shanghai Government to reduce the capital requirement to $32 million.

On January 15, 2010, we incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement our existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million was to be funded by October 16, 2011.  The Board of Directors of the Company has decided not to continue to fund the investment in the Yizheng Jiangsu Province subsidiary. We received the approval on December 22, 2011 to write-off the registration of the Yizheng Jiangsu Province subsidiary.

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

Impairment of Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during fiscal years ended September 30, 2011 and 2010.

Investment

Investment in an entity where we own less than twenty percent of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investment in the entity where we own twenty percent or more, but not in excess of fifty percent of the voting stock of the entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. We have a policy in place to review our investments at least annually and to evaluate the carrying value of the investments in these companies. The cost method investment is subject to impairment assessment if there are identified events or changes in circumstance that may have a significant adverse effect on the fair value of the investment. If we believe that the carrying value of an investment is in excess of estimated fair value, it is our policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

On August 21, 2008, we entered into an equity purchase agreement in which we acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash. See “Note 3 – Summary of Significant Accounting Policies – Investments” in the Notes to Consolidated Financial Statements of this Form 10-K.

Warranty Cost

We provide product warranties and accrue for estimated future warranty costs in the period in which revenue is recognized. Our standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. We therefore maintain warranty reserves to cover potential liabilities that could arise from our warranty obligations and accrue the estimated costs of warranties based primarily on management’s best estimate. In estimating warranty costs, we applied 460 – Guarantees, specifically paragraphs, 460-10-25-5 to 460-10-25-7 of the FASB Accounting Standards Codification. This guidance requires that we make a reasonable estimate of the amount of a warranty obligation. It also provides that in the case of an entity that has no experience of its own, reference to the experience of other entities in the same business may be appropriate. Because we began to commercialize our products in fiscal year 2007, there is insufficient experience and historical data that can be used to reasonably estimate the expected failure rate of our solar modules. Thus, we consider warranty cost provisions of other China-based manufacturers that produce photovoltaic products that are comparable in engineering design, raw material input and functionality to our products, and sold to a similar target and class of customer with similar warranty coverage. In determining whether such peer information can be used, we also consider the years of experience that these manufacturers have in the industry. Because our industry is relatively young as compared to other traditional manufacturing industries, the selected peer companies that we consider have less than ten years in manufacturing and selling history. In addition, they have a manufacturing base in China, offer photovoltaic products with comparable engineering design, raw material input, functionality and similar warranty coverage, and sell in markets, including the geographic areas and class of customer, where we compete.  Based on the analysis applied, we accrue warranty at 1% of sales. We have not experienced any material warranty claims to date in connection with declines of the power generation capacity of our solar modules and will prospectively revise the actual rate to the extent that actual warranty costs differ from the estimates.

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

Expected Volatility — Our expected volatilities are based on historical volatility of our stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. Due to the limited trading history, we also considered volatility data of guidance companies.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Solar EnerTech Corp.

We have audited the accompanying consolidated balance sheet of Solar EnerTech Corp. (the Company) as of September 30, 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solar EnerTech Corp. as of September 30, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
December 27, 2011

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

/s/ Ernst & Young Hua Ming
 Shanghai, Peoples Republic of China
 December 17, 2010

Solar EnerTech Corp.
Consolidated Balance Sheets

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,324,000	$6,578,000
Accounts receivable, net of allowance for doubtful accounts of
$454,000 and $42,000 at September 30, 2011 and September 30, 2010, respectively	7,715,000	6,546,000
Advance payments and other	703,000	1,274,000
Inventories, net	2,189,000	4,083,000
VAT receivable	535,000	870,000
Other receivable	807,000	690,000
Total current assets	13,273,000	20,041,000
Property and equipment, net	8,523,000	8,874,000
Other assets	-	735,000
Deposits	81,000	102,000
Total assets	$21,877,000	$29,752,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$7,035,000	$7,895,000
Customer advance payment	1,599,000	2,032,000
Accrued expenses	2,023,000	2,596,000
Accounts payable and accrued liabilities, related parties	-	5,817,000
Short-term loans	273,000	1,312,000
Convertible notes, net of discount	1,474,000	-
Derivative liabilities	3,000	-
Total current liabilities	12,407,000	19,652,000
Convertible notes, net of discount	-	1,531,000
Derivative liabilities	-	422,000
Warrant liabilities	-	902,000
Total liabilities	12,407,000	22,507,000

STOCKHOLDERS' EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value, 181,495,962 and 170,338,954 shares issued and outstanding at September 30, 2011 and
September 30, 2010, respectively	181,000	170,000
Additional paid in capital	100,422,000	97,656,000
Accumulated other comprehensive income	3,893,000	2,755,000
Accumulated deficit	(95,026,000)	(93,336,000)
Total stockholders' equity	9,470,000	7,245,000
Total liabilities and stockholders' equity	$21,877,000	$29,752,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Operations

	Year Ended September 30,
	2011	2010

Sales	$42,694,000	$70,029,000
Cost of sales	(43,720,000)	(64,820,000)
Gross profit (loss)	(1,026,000)	5,209,000

Operating expenses:
Selling, general and administrative	6,813,000	9,565,000
Research and development	361,000	347,000
Loss on debt extinguishment	-	18,540,000
Reversal of payroll related tax accrual	(5,817,000)	-
Total operating expenses	1,357,000	28,452,000

Operating loss	(2,383,000)	(23,243,000)

Other income (expense):
Interest income	5,000	7,000
Interest expense	(304,000)	(5,446,000)
Gain on change in fair market value of compound embedded derivative	393,000	1,235,000
Gain on change in fair market value of warrant liability	902,000	4,511,000
Impairment loss on investment	-	(1,000,000)
Other expense	(302,000)	(1,078,000)
Loss before income tax expense	(1,689,000)	(25,014,000)
Income tax expense	(1,000)	-
Net loss	$(1,690,000)	$(25,014,000)

Net loss per share - basic	(0.01)	$(0.18)
Net loss per share - diluted	$(0.01)	$(0.18)

Weighted average shares outstanding - basic	162,633,557	135,557,265
Weighted average shares outstanding - diluted	162,633,557	135,557,265

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'	Total Comprehensive
	Number	Amount	In Capital	Income	Deficit	Equity	Loss

Balance at September 30, 2009	111,406,696	$111,000	$75,389,000	$2,456,000	$(68,322,000)	$9,634,000	$(65,866,000)
Stock-based compensation	-	-	2,705,000	-	-	2,705,000	-
Issuance of common stock to Board of Director and non-employees	800,000	1,000	211,000	-	-	212,000	-
Issuance of stock for warrants	450,878	-	157,000	-	-	157,000	-
Issuance of stock for convertible notes	67,681,380	68,000	19,184,000	-	-	19,252,000	-
Cancellation of unvested restricted stock	(10,000,000)	(10,000)	10,000	-	-	-	-
Currency translation adjustment	-	-	-	299,000	-	299,000	299,000
Net loss for the year ended September 30, 2010	-	-	-	-	(25,014,000)	(25,014,000)	(25,014,000)
Balance at September 30, 2010	170,338,954	$170,000	$97,656,000	$2,755,000	$(93,336,000)	$7,245,000	$(90,581,000)
Stock-based compensation	-	-	2,442,000	-	-	2,442,000	-
Issuance of stock for convertible notes	2,812,008	2,000	324,000	-	-	326,000	-
Restricted Shares Granted	8,600,000	9,000				9,000	-
Cancellation of unvested restricted stock	(255,000)	-	-	-	-	-	-
Currency translation adjustment	-	-	-	1,138,000	-	1,138,000	1,138,000
Net loss for the year ended September 30, 2011	-	-	-	-	(1,690,000)	(1,690,000)	(1,690,000)
Balance at September 30, 2011	181,495,962	$181,000	$100,422,000	$3,893,000	$(95,026,000)	$9,470,000	$(91,133,000)

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.
Consolidated Statements of Cash Flows

	Year Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,690,000)	$(25,014,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,553,000	2,408,000
Loss (gain) on disposal of property and equipment	(5,000)	51,000
Stock-based compensation	2,442,000	2,916,000
Accounts payable and accrued liabilities, related parties	(5,817,000)	171,000
Amortization of other assets	768,000	11,000
Loss on debt extinguishment	-	18,540,000
Impairment loss on investment	-	1,000,000
Payment of interest by issuance of shares	126,000	237,000
Amortization of note discount and deferred financing cost	126,000	5,177,000
Gain on change in fair market value of compound embedded derivative	(393,000)	(1,235,000)
Gain on change in fair market value of warrant liability	(902,000)	(4,511,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(760,000)	1,057,000
Advance payments and other	634,000	(54,000)
Inventories, net	2,104,000	2,000
VAT receivable	371,000	(523,000)
Other receivable	(98,000)	(263,000)
Accounts payable, accrued liabilities and customer advance payment	(2,438,000)	4,320,000
Deposits	-	(13,000)
Net cash provided by (used in) operating activities	(2,979,000)	4,277,000

Cash flows from investing activities:
Acquisition of property and equipment	(1,766,000)	(779,000)
Proceeds from sales of property and equipment	38,000	9,000
Net cash used in investing activities	(1,728,000)	(770,000)

Cash flows from financing activities:
Borrowing under short-term loans	5,317,000	2,842,000
Short-term loans repayment	(6,357,000)	(1,530,000)
Net cash provided by (used in) financing activities	(1,040,000)	1,312,000

Effect of exchange rate on cash and cash equivalents	493,000	40,000
Net increase (decrease) in cash and cash equivalents	(5,254,000)	4,859,000
Cash and cash equivalents, beginning of period	6,578,000	1,719,000
Cash and cash equivalents, end of period	$1,324,000	$6,578,000

Cash paid:
Interest	$78,000	$7,000
Supplemental disclosure of non-cash activities:
Extinguishment of convertible notes by issuance of common stock	$(200,000)	$(5,779,000)
Extinguishment of convertible notes by issuance of Series B-1 Note	-	(1,815,000)
Issuance of Series B-1 Note	-	1,535,000
Acquisition of other assets	-	746,000

The accompanying notes are an integral part of these consolidated financial statements

SOLAR ENERTECH CORP.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

On January 15, 2010, the Company incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement its existing production facilities to meet increased sales demands.  On February 8, 2010, the Company acquired land use rights of a 68,025 square meter parcel of land located in Yizheng, Jiangsu Province of China, which was to be used to house the Company’s second manufacturing facility. The Board of Directors of the Company has decided not to continue to fund the investment in the Yizheng Jiangsu Province subsidiary. The Company received the approval on December 22, 2011 to write-off the registration of the Yizheng Jiangsu Province subsidiary.

NOTE 2 — GOING CONCERN

The Company has incurred significant net losses during each period from inception through September 30, 2011 and has an accumulated deficit of approximately $95.0 million at September 30, 2011. The conditions described raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

While the Company believes in the viability of its strategy to increase sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

During 2011, the Company intends to raise financing for the purpose of funding operating expenses and working capital. In addition, the Company engaged in various cost cutting programs and renegotiated most of the contacts to reduce operating expenses.  However, there can be no assurance that the raising of future equity will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Warranty Cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company’s standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from its warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. In estimating warranty costs, the Company applied Accounting Standards Codification Topic 460 (“ASC 460”) – Guarantees, specifically paragraphs 460-10-25-5 to 460-10-25-7 of the FASB Accounting Standards Codification. This guidance requires that the Company make a reasonable estimate of the amount of a warranty obligation. It also provides that in the case of an entity that has no experience of its own, reference to the experience of other entities in the same business may be appropriate. Because the Company began to commercialize its products in fiscal year 2007, there is insufficient experience and historical data that can be used to reasonably estimate the expected failure rate of its solar modules. Thus, the Company considers warranty cost provisions of other China-based manufacturers that produce photovoltaic products that are comparable in engineering design, raw material input and functionality to the Company’s products, and sold to a similar target and class of customer with similar warranty coverage. In determining whether such peer information can be used, the Company also considers the years of experience that these manufacturers have in the industry. Because the Company’s industry is relatively young as compared to other traditional manufacturing industries, the selected peer companies that the Company considers have less than ten years in manufacturing and selling history. In addition, they have a manufacturing base in China, offer photovoltaic products with comparable engineering design, raw material input, functionality and similar warranty coverage, and sell in markets, including the geographic areas and class of customer, where the Company competes. Based on the analysis applied, the Company accrues warranty at 1% of sales. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates. As of September 30, 2011 and 2010, the Company’s warranty liability was $1,532,000 and $1,125,000, respectively. The Company’s warranty costs for the fiscal years ended September 30, 2011 and 2010 were $407,000 and $595,000, respectively. The Company did not make any warranty payments during the fiscal years ended September 30, 2011 and 2010.

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

Impairment of Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during the fiscal years ended September 30, 2011 and 2010.

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

On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”), for $1.0 million in cash. The two million shares of common stock represented approximately 7.8% of 21-Century Silicon’s outstanding equity. In connection with the equity purchase agreement, the Company also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments.  The first polysilicon shipment from 21-Century Silicon was initially expected in March 2009, but was subsequently delayed to March 2010. On March 5, 2009, the Emerging Technology Fund, created by the State of Texas, invested $3.5 million in 21-Century Silicon to expedite production and commercialization of research. The Company’s ownership of 21-Century Silicon became 5.5% as a result of the dilution. This first polysilicon shipment that was to be delivered in March 2010 was further delayed without a specified date given by 21-Century Silicon. As a result of the continued delays in shipment, in July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development.  The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. Based on the findings from this visit, the timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows.  The Company considered the above findings were indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred. Accordingly, an impairment loss of $1.0 million was recorded in the Consolidated Statements of Operations for the fiscal year ended September 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million shares of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of September 30, 2011, the Company has not yet acquired the additional two million common shares (at $0.50 per share) as the product shipment has not occurred.  On October 7, 2010, the X-Change Corporation announced that it has acquired 21-Century Silicon, Inc. The terms of the acquisition are anticipated to involve a change in control of the 21-Century Silicon and the appointment of new directors. The X-Change Corporation is anticipated to issue 20 million shares of its unregistered, restricted common stock to the shareholders of 21-Century Silicon in exchange for 100% of the issued and outstanding stock of 21-Century Silicon. As of the date of this report, the X-Change Corporation has not issued its shares to the Company.

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

Shipping and Handling Costs

The Company incurred shipping and handling costs of $448,000 and $1,761,000 for the fiscal years ended September 30, 2011 and 2010, respectively, which are included in selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers.

Research and Development Cost

Expenditures for research activities relating to product development are charged to expense as incurred. Research and development cost for the fiscal years ended September 30, 2011 and 2010 were $361,000 and $347,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners.  Comprehensive income (loss) is reported in the consolidated statements of shareholder’s equity.  Accumulated other comprehensive income (loss) of the Company consists of cumulative foreign currency translation adjustments.

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

During the fiscal years ended September 30, 2011 and 2010, the Company had three and two customers, respectively that accounted for more than 10% of net sales.

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At September 30, 2011 and 2010, the Company had approximately $82,000 and $82,000, respectively in excess of insured limits.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable.  Concentrations of credit risk with respect to accounts receivable are limited because a number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but generally does not require collateral to support customer receivables. All of the Company’s customers have gone through a very strict credit approval process. The Company diligently monitors the customers’ financial position. Payment terms for our solar module sales generally range from 0 to 60 days. In some cases, these terms are extended up to 200 days for certain qualifying customers of whom the Company applied rigorous credit requirements. The Company has also purchased insurance from the China Export & Credit Insurance Company to insure the collectability of the outstanding accounts receivable balances of a key customer. During the fiscal years ended September 30, 2011 and 2010, the Company had three and two customers, respectively that accounted for more than 10% of net sales.

Foreign exchange risk and translation

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi, Euro and the United States dollar.

The local currency is the functional currency for the China subsidiary.  Assets and liabilities are translated at end of period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in accumulated other comprehensive income was foreign currency translation adjustment gains of $1.1 million and $0.3 million for the fiscal years ended September 30, 2011 and 2010, respectively.   Foreign currency transaction gains and losses are included in earnings. For the fiscal years ended September 30, 2011 and 2010, the Company recorded foreign exchange losses of $0.3 million and $1.1 million, respectively.

NOTE 5 — ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

At September 30, 2011 and 2010, the accounts receivable, net of allowance for doubtful accounts consists of:

	September 30, 2011	September 30, 2010
Accounts receivable, gross	$8,170,000	$6,588,000
Allowance for doubtful accounts	(454,000)	(42,000)
Accounts receivable, net	$7,716,000	$6,546,000

The following table summarizes the activities of the allowance for doubtful accounts as of September 30, 2011 and 2010:

Allowance for doubtful accounts
As of September 30, 2009	$117,000
Addition	-
Write-down	(75,000)
As of September 30, 2010	$42,000
Addition	432,000
Write-down	(20,000)
As of September 30, 2011	$454,000

NOTE 6 — ADVANCE PAYMENTS AND OTHER

At September 30, 2011 and 2010, advance payments and other consist of:

	September 30, 2011	September 30, 2010
Prepayment for raw materials	$310,000	$673,000
Prepayment for equipment	-	402,000
Others	393,000	199,000
Total advance payments and other	$703,000	$1,274,000

NOTE 7 — INVENTORIES

At September 30, 2011 and 2010, inventories consist of:

	September 30, 2011	September 30, 2010
Raw materials	$1,268,000	$2,667,000
Finished goods	2,415,000	1,618,000
Inventories, gross	$3,683,000	$4,285,000
Inventory Provision	(1,494,000)	(202,000)
Inventories, net	$2,189,000	$4,083,000

The inventory provision is an inventory allowance for aged or obsolete inventory items as well as inventory whose carrying value is in excess of net realizable value.

NOTE 8 — PROPERTY AND EQUIPMENT

The Company depreciates its assets over their estimated useful lives. A summary of property and equipment at September 30, 2011 and 2010 is as follows:

	September 30, 2011	September 30, 2010
Production equipment	$9,782,000	$8,130,000
Leasehold improvements	3,950,000	3,709,000
Automobiles	318,000	366,000
Office equipment	411,000	348,000
Machinery	3,121,000	2,916,000
Furniture	71,000	40,000
Total property and equipment	17,653,000	15,509,000
Less: accumulated depreciation	(9,130,000)	(6,635,000)
Total property and equipment, net	$8,523,000	$8,874,000

NOTE 9 — OTHER ASSETS

Other assets at September 30, 2011 and 2010 mainly consist of the following:

	September 30, 2011	September 30, 2010

Land use rights
Cost	$-	$746,000
Less: Accumulated amortization	-	(11,000)
Total other assets	$-	$735,000

On February 8, 2010, the Company acquired land use rights of a 68,025 square meter parcel of land located in Yizheng, Jiangsu Province of China, which was to be used to house the Company’s second manufacturing facility. For each of the next five years, annual amortization expense of the land use rights will be approximately $17,000 with an estimated useful life of 46.5 years.

As part of the acquisition of the land use right, we are required to complete construction of the facility by February 8, 2012. The Board of Directors of the Company has decided not to continue to fund the investment in the Yizheng Jiangsu Province subsidiary. The Company received the approval on December 22, 2011 to write-off the registration of the Yizheng Jiangsu Province subsidiary.

In September 2011, the Company wrote off the land use rights and received a partial refund. The remaining refund of approximately $31,000 is estimated to be received in January 2012.

NOTE 10 — SHORT TERM LOANS

At September 30, 2011 and 2010, short-term loans consist of:

	September 30, 2011	September 30, 2010

Short-term loans	$273,000	$1,312,000

On March 25, 2010, the Company entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable for two of the Company’s key customers. The Company pays a fee based on a fixed percentage of the accounts receivable outstanding and expenses this fee when it is incurred. In addition, on March 30, 2010, the Company entered into a one year revolving credit facility arrangement with Industrial Bank Co., Ltd. (“IBC”) that was secured by the accounts receivable balances of the two key customers insured by CECIC above. The cost of the insurance on accounts receivable is recorded as selling, general and administrative costs in the Consolidated Statements of Operations of the Company. On May 5, 2011, the Company terminated the credit facility arrangement with IBC and on the same day, the Company entered into a revolving credit facility arrangement with Bank of China (“BOC”), which is also secured by the accounts receivable balances of our key customers insured by CECIC above.

If the insured customer fails to repay the amounts outstanding due to the Company, the insurance proceeds will be remitted directly to BOC instead of the Company.  The amount drawn down as of September 30, 2011 was $273,000. The Company paid the short term loan of $273,000 to BOC on October 9, 2011. There have been no insurance claims submitted to CECIC. There are no commitment fees associated with the unused portion of the credit facility. The interest rate of the credit facility is variable and ranged from 3.78% to 5.30% during the fiscal year ended September 30, 2011. The weighted average interest rate on this credit facility during the fiscal year ended September 30, 2011 was 4.42% per annum.

NOTE 11 — INCOME TAXES

The Company has no taxable income and no provision for federal and state income taxes is required for 2011 and 2010, except certain state minimum tax.

Accounting income (loss) before income taxes consists of:

	Year Ended September 30,
	2011	2010

United States	$3,781,000	(23,280,000)
The PRC	(5,470,000)	(1,734,000)
Total	(1,689,000)	(25,014,000)

The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates.

A reconciliation of the statutory federal rate and the Company’s effective tax rate for the fiscal years ended September 30, 2011 and 2010 are as follows:

	Year Ended September 30,
	2011	2010
U.S. federal taxes (benefit)
At statutory rate	34%	34%
Gain (loss) on derivative/warrant and other permanents	41%	(24)%
Stock-based compensation	(50)%	(4)%
Difference between statutory rate and foreign effective rate	(58)%	(4)%
Change in Valuation allowance	39%	(4)%
Deferred tax expenses	(6)%	2%
Total	0%	0%

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2011 and 2010 are as follows:

	Year Ended September 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$5,475,000	$4,978,000
Stock-based compensation	798,000	565,000
Allowances and reserve	1,967,000	3,272,000
Depreciation and amortization	223,000	281,000
Total deferred tax assets	8,463,000	9,096,000
Less valuation allowance	(8,463,000)	(9,096,000)
Net deferred tax assets	$-	$-

As of September 30, 2011 and 2010, the Company had United States federal net operating loss carry forwards of approximately $7.3 million and $6.7 million, respectively. These net operating loss carry forwards will expire at various dates beginning in 2026 if not utilized. In addition, the Company had U.S. state net operating loss carry forwards of approximately $4.1 million and $3.8 million as of September 30, 2011 and 2010, respectively, and these losses will begin to expire at various dates beginning in 2020 if not utilized. In addition, the Company had foreign net operating loss carry forwards of approximately $13.7 million and $9.4 million as of September 30, 2011 and 2010, respectively. These net operating loss carryforwards will begin to expire in 2013 if not utilized.  The Company has no tax credit carry forwards.

As of September 30, 2011, due to the history of losses the Company has generated, the Company believes that it is more-likely-than-not that the deferred tax assets will not be realized. Therefore, the Company has a full valuation allowance on the Company’s deferred tax assets of $8.5 million. Utilization of the U.S. federal and state net operating loss carry forwards may be subject to substantial annual limitation due to certain limitations resulting from ownership changes provided by U.S. federal and state tax laws. The annual limitation may result in the expiration of net operating losses carryforwards and credits before utilization.

Under the New Income Tax Law in PRC, dividends paid by PRC enterprises out of profits earned post-2007 to non-PRC tax resident investors are subject to PRC withholding tax of 10%. A lower withholding tax rate may be applied based on applicable tax treaties with certain countries. The Company has no accumulated earnings in PRC as of September 30, 2011.

Under the Enterprise Income Tax (“EIT”) Law, a “resident enterprise” which may include an enterprise established outside of the PRC with management located in the PRC, will be subject to the PRC income tax. If the PRC tax authorities subsequently determine that the Company and its subsidiaries registered outside the PRC should be deemed a resident enterprise, the Company and its subsidiaries registered outside the PRC will be subject to the PRC income tax at a rate of 25%. The Company will continue to monitor its tax status with regard to the PRC tax resident enterprise regulation.

The Company continues to enjoy the 50% reduction in the regular income tax rate of 25% until December 31, 2012 under the transitional rules of new EIT law and was approved by the tax authority.

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

On January 19, 2010, a holder of approximately $1.8 million of the Company’s formerly outstanding Series B Notes and Series B Warrants (hereinafter referred to as the “Holder”) of the Company’s common stock disputed the effectiveness of the Conversion Agreement and the Warrant Amendment.  Accordingly, the Holder did not tender its Series B Notes for conversion. After negotiations with the Holder, on March 19, 2010, the Company entered into an Exchange Agreement with the Holder (the “Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) to the Holder along with 283,498 shares of the Company’s common stock as settlement of the accrued interest on the Holder’s Series B Notes and 666,666 shares of the Company’s common stock as settlement of the outstanding dispute regarding the effectiveness of the Company’s Conversion Agreement and the Warrant Amendment.  The Company did not capitalize any financing costs associated with the issuance of the Series B-1 Note.  As of September 30, 2011, the Company has an outstanding convertible note with a principal balance of $1,540,261 consisting of the Series B-1 Note, which was recorded at a carrying amount of $1,474,000. The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012. During the fiscal year ended September 30, 2011, the Company issued 784,768 shares of its common stock to settle the accrued interest on the Series B-1 Note.

The Exchange Agreement resulted in modifications or exchanges of the Holder’s rights under its former Series B Note, which was accounted for pursuant to FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No. 96-19, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments", and FASB ASC 470-50, "Debt/Modifications and Extinguishment" formerly referenced as EITF Consensus for Issue No.06-06, "Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments". The loss on debt extinguishment associated with the Exchange Agreement amounted to approximately $1.3 million.

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

On March 19, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby the Company issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum. On May 11, 2011, the Company executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of the Company’s listing from the OTCBB to the OTCQB, (b) the failure of the Company to timely pay the interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. As of September 30, 2011, the outstanding principal of the Note was $1,540,261, the carrying amount was $1,474,000 and the related interest was $23,294.

The loss on debt extinguishment is computed as follows:

	Fiscal Years Ended September 30,
	2011	2010
Fair value of the common shares	$-	$18,915,000
Fair value of Series B-1 Note	-	3,108,000
Unamortized deferred financing costs associated with the converted notes	-	594,000
Fair value of the CED liability associated with the converted notes	-	(94,000)
Accreted amount of the notes discount	-	(7,585,000)
Common shares issued in conjunction with Series B-1 Note	-	100,000
Loss on extinguishment of warrants	-	3,502,000
Loss on debt extinguishment	$-	$18,540,000

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

The following table summarizes the valuation of the Notes and the related Compound Embedded Derivative, the Series A and Series B Warrants (including the Advisor Warrants), and the Series B-1 Note and the related Compound Embedded Derivative:

Carrying amount of Series B-1 Note at March 19, 2010	$1,815,000
Fair value of compound embedded derivative liabilities	(1,573,000)
Loss on debt extinguishment	1,293,000
Amortization of note discount and conversion effect	(4,000)
Carrying amount of Series B-1 Note at September 30, 2010	$1,531,000
Amortization of note discount and conversion effect	(57,000)
Carrying amount of Series B-1 Note at September 30, 2011	$1,474,000

Fair value of the Series B-1 compound embedded derivative liabilities at March 19, 2010	$1,573,000
Gain on fair market value of embedded derivative liability	(1,131,000)
Effect on debt conversion	(20,000)
Fair value of the Series B-1compound embedded derivative liabilities at September 30, 2010	$422,000
Gain on fair market value of embedded derivative liability	(393,000)
Effect on debt conversion	(26,000)
Fair value of the Series B-1compound embedded derivative liabilities at September 30, 2011	$3,000

Fair value of warrant liability at September 30, 2009	$2,068,000
Loss on PIPE warrant extinguishment	3,502,000
Cashless exercise of warrants	(157,000)
Gain on fair market value of warrant liability	(4,511,000)
Fair value of warrant liability at September 30, 2010	$902,000
Gain on fair market value of warrant liability	(902,000)
Fair value of warrant liability at September 30, 2011	$-

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

There were no warrants exercised during the fiscal year ended September 30, 2011. During the fiscal year ended September 30, 2010, a warrants holder exchanged 1,147,394 warrants for 450,878 shares of the Company’s common stock in a cashless exercise.

A summary of outstanding warrants as of September 30, 2011 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Extinguishment in accordance with the Conversion Agreement	(53,143,506)	N/A	Loss on debt extinguishment
Issuance in accordance with the Conversion Agreement	53,143,506	0.15	Warrant liabilities
Cashless exercise of warrants	(1,147,394)	0.15	Additional paid in capital
Outstanding at September 30, 2011	55,229,796

At September 30, 2011, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.15	51,996,112	$0.15	0.84
$0.57-$0.88	3,233,684	$0.71	0.77

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

The following table summarizes the activity of the Company’s unvested restricted stock units as of September 30, 2011 and 2010 is presented below:

	Restricted Stock
		Weighted-
	Number of	average grant-
	shares	date fair value
Unvested as of September 30, 2009	23,150,000	$0.62
Restricted stock canceled	(10,000,000)	$0.62
Restricted stock granted	400,000	$0.31
Restricted stock vested	(400,000)	$0.31
Unvested as of September 30, 2010	13,150,000	$0.62
Restricted stock canceled	(255,000)	$0.62
Restricted stock granted	8,600,000	$0.08
Restricted stock vested	(13,070,000)	$0.62
Unvested as of September 30, 2011	8,425,000	$0.49

The total unvested restricted stock as of September 30, 2011 and 2010 were 8,425,000 and 13,150,000 shares, respectively.

The total restricted stock granted during the fiscal year ended September 30, 2011 was 8,600,000 shares.  Of these shares, 1,000,000 shares were granted to Ms. Yao.

Stock-based compensation expense for restricted stock for the fiscal years ended September 30, 2011 and 2010 were $2.4 million and $2.8 million, respectively. As of September 30, 2011, the total unrecognized compensation expense net of forfeitures related to unvested awards was $0.6 million and is expected to be amortized over a weighted average period of 2.75 years.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of September 30, 2011 and 2010, 9,810,000 and 12,860,000 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Options Available For Grant	Number of Options Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2009	12,060,000	2,940,000	$0.39	$0.62
Options granted	(250,000)	250,000	$0.13	$0.20
Options cancelled	1,050,000	(1,050,000)	$0.39	$0.62
Balance at September 30, 2010	12,860,000	2,140,000	$0.32	$0.55
Options granted	(4,000,000)	4,000,000	$0.05	$0.06
Options cancelled	950,000	(950,000)	$0.20	$0.32
Balance at September 30, 2011	9,810,000	5,190,000	$0.11	$0.18

The total fair value of shares vested during the fiscal years ended September 30, 2011 and 2010 were approximately $6,000 and $36,000, respectively.

At September 30, 2011 and 2010, 5,190,000 and 2,140,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 8.99 years and 7.66 years, respectively. Of these options, 1,190,000 and 1,542,917 shares were vested and exercisable on September 30, 2011 and 2010, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.62 and 6.0 years, respectively.

The option granted during the fiscal year ended September 30, 2011 was 4,000,000 options. Of these options, 3,000,000 shares were granted to Mr. Young under the terms of the Company’s 2007 Stock Incentive Plan with an exercise price of $0.055.

The fair values of employee stock options granted during the fiscal years ended September 30, 2011 and 2010 were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended September 30,
	2011	2010
Volatility	95.0%	93.0%
Expected dividend	0.0%	0.0%
Risk-free interest rate	0.33%	1.70%
Expected term in years	3.9	3.32
Weighted-average fair value	$0.05	$0.20

In accordance with the provisions of FASB ASC 718, the Company has recorded stock-based compensation expense of $2.4 million and $2.9 million for the fiscal years ended September 30, 2011 and 2010, respectively, which include the compensation effect for the options and restricted stock. The stock-based compensation expense is based on the fair value of the options at the grant date.  The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

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

FASB ASC 820 defines fair value and establishes a hierarchal framework which prioritizes and ranks the market price observability used in fair value measurements. Market price observability is affected by a number of factors, including the type of asset or liability and the characteristics specific to the asset or liability being measured. Assets and liabilities with readily available, active quoted market prices or for which fair value can be measured from actively quoted prices generally are deemed to have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. Under FASB ASC 820, the inputs used to measure fair value must be classified into one of three levels as follows:

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

The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of September 30, 2011:

	Fair Value at September 30, 2011	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)

Derivative liabilites	$3,000	-	-	$3,000
Warrant liabilities	-	-	-	-

Total liabilities	$3,000	-	-	$3,000

The method used to estimate the value of the Series B-1 Note compound embedded derivatives (“CED”) was a binomial model with the following assumptions:

	September 30, 2011	September 30, 2010
Implied term (years)	0.47	1.46
Suboptimal exercise factor	2.50	2.50
Volatility	80.20%	66.30%
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.06%	0.34%

The fair value of the Series A and Series B Warrants (including the Advisor Warrants) were estimated using a binomial valuation model with the following assumptions:

	September 30, 2011	September 30, 2010
Implied term (years)	0.43	1.43
Suboptimal exercise factor	2.5	2.5
Volatility	78%	78%
Dividend yield	0%	0%
Risk free interest rate	0.05%	0.33%

The carrying values of cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, accrued liabilities and amounts due to related party approximate fair value because of the short-term maturity of these instruments. The Company does not invest its cash in auction rate securities.

At September 30, 2011, the principal outstanding and the carrying amount of the Company’s Series B-1 Note were $1,540,261 and $1,474,000, respectively. The Series B-1 Note contains two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”), which are measured at fair value both initially and in subsequent periods. The fair value of the convertible notes can be determined based on the fair value of the entire financial instrument.

NOTE 15 — NET LOSS PER SHARE

The following table presents the computation of basic and diluted net loss per share applicable to common stockholders:

	Year Ended September 30,
	2011	2010

Calculation of net loss per share - basic and diluted

Net loss	$(1,690,000)	$(25,014,000)
Weighted-average number of common shares outstanding - basic and diluted	162,633,557	135,557,265
Net loss per share - basic and diluted	$(0.01)	$(0.18)

During the fiscal year ended September 30, 2011, 5,190,000 stock options, 55,229,796 warrants and 8,425,000 restricted stocks were excluded from the calculation of earnings per share because their effect would be anti-dilutive.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Research and development commitment

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. On November 12, 2010, the Company amended the agreement with Shanghai University and extended the funding commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, the Company has committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by the Company and Shanghai University. As of September 30, 2011, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

The Company will continue to invest in research and development as it grows its business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Shanghai University needs to obtain the pre-approval from the Company before incurring expenditures on the program. If the Company fails to make pre-approved funding payments, when requested, it is deemed to be a breach of the agreement. If the Company is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of September 30, 2011, the Company is not in breach as it has not received any additional compensation requests for pre-approved funding payment from Shanghai University.

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

Convertible note

On March 19, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby the Company issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum.  On May 11, 2011, the Company executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of the Company’s listing from the OTCBB to the OTCQB, (b) the failure of the Company to timely pay the interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. As of September 30, 2011, the outstanding principal of the Note was $1,540,261, the carrying amount was $1,474,000 and the related interest was $23,294.

NOTE 17 — RELATED PARTY TRANSACTIONS

At September 30, 2011 and 2010, the accounts payable and accrued liabilities, related party balance was $0 million and $5.8 million, respectively. The $5.8 million accrued liability at fiscal year ended September 30, 2010 represented $4.8 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

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

NOTE 19 — SUBSEQUENT EVENTS

The Company has reviewed all subsequent events and transactions that occurred from the balance sheet date through the date these financial statements were issued.

On October 1, 2011, we issued 784,304 shares of our common stock as accrued interest to the holder of our Series B-1 convertible note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

In October, 2011, 800,000 shares of our restricted stock were cancelled due to employees’ resignation.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting.  The material weakness was lacking of expertise in U.S accounting principles among the accounting personnel. The lack of personnel who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP. It was determined that we inappropriately accounted for our debt extinguishment transactions, and as such we recorded audit adjustments to properly account for the loss on debt extinguishment.

The material weakness described above could result in a material misstatement of the Company’s consolidated financial statements that would not be prevented or detected.   Based on this assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Leo Shi Young	56	Director, President and Chief Executive Officer
Yihong Yao	36	Chief Financial Officer, Treasurer and Secretary
David Anthony (*)	48	Director, Vice-President, Chief Operating Officer

(*) –Mr. David Anthony resigned as a member of our Board of Directors effective December 5, 2011

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

YIHONG YAO, Chief Financial Officer, Treasurer and Secretary since May 2011

Ms. Yao joined us in May 2011. Ms. Yao has over fourteen years of work experience in accounting and finance in multinational corporations. Prior to joining the Company, Ms. Yao served as Financial Controller at Shanghai Shen-Mei Beverage & Food Co., Ltd., a Coca-Cola subsidiary in China from May 2010 to May 2011. Prior to her position at Coca-Cola, Ms. Yao was Deputy Finance Chief at Shanghai SVA-NEC Liquid Crystal Display Co., Ltd. for six years and previous to that worked at Shanghai Hewlett-Packard Co., Ltd. as a costing supervisor. Ms. Yao began her career at Shanghai Jiao Tong University as an accounting lecturer. She holds a bachelor’s degree in both accounting and economic law from Jiangxi University of Finance and Economics and a master’s degree in accounting from the Shanghai University of Finance and Economics.
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

Board Composition and Committees

As of September 30, 2011, our Board of Directors comprised of Leo Shi Young and David Anthony.  Of such directors, David Anthony was an “independent director” as such term is defined in NASDAQ Manual Rule 5605 (a)(2) of the listing standards of the NASDAQ Stock Market. Mr. Anthony resigned as a member of our Board of Directors effective December 5, 2011. We were not a party to any transaction, relationship or other arrangement with any of our “independent directors” that was considered by our Board of Directors under NASDAQ Manual Rule 5605 (a)(2) in the determination of such director’s independence.

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

Based solely on a review of copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2011, we believe that all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis with the SEC.

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

SUMMARY COMPENSATION TABLE

			Option Awards($)		Other Compensation
Name and principal position	Year	Salary ($)	(1)		($)		Total ($)
Leo Shi Young	2011	250,000	2,154,000	(3)	30,000	(2)	2,434,000
President and Chief Executive Officer	2010	238,000	2,428,000	(3)	29,000	(2)	2,695,000

Yihong Yao
Chief Financial Officer	2011	35,000	6,000	(4)			41,000

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

(3)
On August 19, 2008, Mr. Young was granted 11.75 million restricted shares.  These restricted shares were fully vested on August 19, 2011.  On August 18, 2011, Mr. Young was granted 3.0 million options under the terms of the Company’s 2007 Stock Incentive Plan with an exercise price of $0.055.  The amount shown reflect the grant date fair value computed in accordance with FASB ASC 718.

(4)
On July 2, 2011, Ms. Yao was granted 1.0 million restricted shares.  One-third of these shares will vest on July 2, 2012 and the remaining two-thirds will vest monthly beginning on August 2, 2012 until July 2, 2014.  The amount shown reflect the grant date fair value computed in accordance with FASB ASC 718.

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

Amended and Restated Employment Agreement with Ms. Yihong Yao

The Company entered into a labor contract (the “Yao Agreement”) effective May 16, 2011 with Yihong Yao whereby Ms. Yao serves as the Company’s Chief Financial Officer.  Under the Yao Agreement, Ms. Yao receives an annual salary of Chinese RMB 600,000 and Ms. Yao will be eligible to receive an annual bonus equal to approximately one month’s salary.  The term of the Agreement is three years.

On August 10, 2011, the Company entered into an amendment ("Labor Contract Amendment") to the Yao Agreement.  Under the Labor Contract Amendment, the parties agreed that the issuance of 1,000,000 shares of restricted common stock to Yihong Yao on July 2, 2011 pursuant to the Company's 2008 Restricted Stock Plan (with such award to be evidenced by and subject to the terms and conditions of the form of restricted stock agreement previously adopted by the Company, except that the vesting of such restricted stock awards shall be over three years, with one-third of such shares vested upon the one year anniversary of the date of grant, and the balance to vest in equal monthly installments thereafter) superseded any obligation of the Company to issue a stock option grant to purchase up to 500,000 shares of the Company's Common Stock referenced in the original labor contract.  The Company does not have any further obligations to issue equity securities to Yihong Yao.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock(#) That Have Not Vested (#)		Market Value of Shares or units of Stock That have Not Vested ($) (1)
Leo Shi Young		3,000,000	(2)	0.055	8/18/2021

Yihong Yao						1,000,000	(3)	30,000

(1)	Based on a closing price of Solar EnerTech's common stock of $0.03 on September 30, 2011.

(2)
Represents options granted to Mr. Young on August 18, 2011 under the terms of the Company’s 2007 Stock Incentive Plan with an exercise price of $0.055. The options vest 25% annually over 4 years beginning on August 18, 2012.

(3)
On July 2, 2011, Ms. Yao was granted 1.0 million shares of restricted stocks. One-third of these shares will vest on July 2, 2012 and the remaining two-thirds will vest monthly over 2 years beginning on August 2, 2012 until July 2, 2014.

DIRECTOR COMPENSATION

Name	Option Awards ($)	All Other Compensation ($)	Total ($)
Leo Shi Young (1)	-	-	-
David Anthony (2) (3)	-	-	-

(1)	Please see the Summary Compensation Table above with respect to compensation earned by Mr. Young as an executive officer of the Company.

(2)	No cash compensation and share options received by David Anthony.

(3)	Mr. Anthony resigned as a member of our board of directors effective December 5, 2011.

Compensation of Directors

Narrative to Director Compensation Table

On February 22, 2008, the Compensation Committee of the Board of Directors recommended and the Board adopted the following compensation arrangements for our non-employee directors:

	Attendance Fees	Stock Option Award

All Board Members	$1,500 per Board meeting attended in person; $300 per Board meeting attended telephonically	25,000 shares vesting ratably over one year

Audit Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Audit Committee Chair	—	Additional award of 175,000 shares vesting ratably over one year

Compensation Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Compensation Committee Chair	—	Additional award of 75,000 shares vesting ratably over one year

Nominating and Governance Committee	$1,500 per committee meeting attended in person; $300 per committee meeting attended telephonically (1)	—

Nominating and Governance Committee Chair	—	Additional award of 75,000 shares vesting ratably over one year

(1)	Attendance of committee meetings that are held on the same day with a general Board meeting do not result in receiving additional attendance fees for attendance of the committee meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	5,190,000	(1)	$0.18	9,810,000
Equity compensation plans not approved by security holders	—		$—	—

(1) Represents options to purchase common stock issued pursuant to the terms of the 2007 Equity Incentive Plan, as amended and restated.

a — Our common stock is currently quoted by the Over-The-Counter Quote Board under the symbol “SOEN”.
b — We have approximately 59 record holders on November 30, 2011.
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

As of September 30, 2011, the Board of Directors granted options to purchase 5,190,000 shares of our common stock to our employees, director and consultants.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth security information as of November 30, 2011, as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities, each of our executive officers and directors and of all of our executive officers and directors as a group. On November 30, 2011, we had 181,480,266 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after November 30, 2011 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

Name and Address	Number of Shares Beneficially Owned	Percentage Owned
The Quercus Trust (1)	125,734,189	56%

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

Security Ownership of Management

	Number of Shares
Name and Address (1)	Beneficially Owned		Percentage Owned

Leo Shi Young	15,284,286	(2)	8%

Yihong Yao	1,000,000	(3)	1%

All directors and officers as a group	16,284,286		9%

(1)	The address for our officers and directors is 655 West Evelyn Avenue, Suite #2, Mountain view, CA 94041.

(2)
On August 18, 2011, Mr. Young was granted 3.0 million options under the terms of the Company’s 2007 Stock Incentive Plan with an exercise price of $0.055. The options vest 25% annually over 4 years beginning on August 18, 2011.  As of September 30, 2011, none of the shares have been vested.

(3)
Ms. Yao was granted 1,000,000 of restricted shares on July 2, 2011.  One-third of these shares will vest on July 2, 2012 and the remaining two-thirds will vest monthly beginning on August 2, 2012 until July 2, 2014.   These restricted shares bear voting rights and therefore are included in this calculation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At September 30, 2011 and 2010, the accounts payable and accrued liabilities, related party balance was $0 million and $5.8 million, respectively. The $5.8 million accrued liability in the fiscal year ended September 30, 2010 represented $4.8 million of compensation expense related to the Company’s obligation to withhold tax upon exercise of stock options by Mr. Young in the fiscal year 2006 and the related interest and penalties, and $1.0 million of indemnification provided by the Company to Mr. Young  for any liabilities he may incur as a result of previous stock options granted to him by Ms. Blanchard, a former officer, in conjunction with the purchase of Infotech on August 19, 2008.

Both the Company’s obligation to withhold tax upon the exercise of stock options by Mr. Young and the indemnification have three year statute of limitation. The statute of limitation expired as of December 31, 2010. As a result, the Company released the $5.8 million on December 31, 2010.

DIRECTOR INDEPENDENCE

As of September 30, 2011, the Board of Directors comprised of Leo Shi Young and David Anthony. Of such directors, David Anthony was an “independent director” as such term is defined in NASDAQ Manual Rule 5605 (a)(2) of the listing standards of the NASDAQ Stock Market.  Mr. Anthony resigned as a member of our Board of Directors effective December 5, 2011. The Company was not a party to any transaction, relationship or other arrangement with any of its “independent directors” that was considered by our Board of Directors under NASDAQ Manual Rule 5605 (a)(2) in the determination of such director’s independence.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements for the fiscal years ended September 30, 2011 and 2010 were as follows:

	Fiscal Year 2011	Fiscal Year 2010
Child, Van Wagoner & Bradshaw, PLLC — Audit fee	$190,000	$-
Child, Van Wagoner & Bradshaw, PLLC — Audit related fees	8,000	-
Ernst & Young Hua Ming — Audit fee	80,000	390,000
Ernst & Young Hua Ming — Audit related fees	-	80,000

Total	$278,000	$470,000

Tax Fees

We paid no fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended September 30, 2011 and 2010, respectively.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in “Audit Fees” and S-1 filing fee for the fiscal years ended September 30, 2011 and 2010.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

The following documents are being filed as part of this report on Form 10-K:

(a) Index to Consolidated Financial Statements:

(b) Exhibits

2.1
Agreement and Plan of Merger with Solar EnerTech Corp., a Nevada corporation and our predecessor in interest, dated August 13, 2008, incorporated by reference from Exhibit 2.1 to our Form 8-K filed on August 14, 2008.

3.1	Certificate of Incorporation, incorporated by reference from Exhibit 3.1 to our Form 8-K filed on August 14, 2008.

3.2	By-laws, incorporated by reference from Exhibit 3.2 to our Form 8-K filed on August 14, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on August 14, 2008.

4.2	Form of Notice of Repricing, incorporated by reference from Exhibit 4.1 to our Form 8-K filed on May 13, 2008.

10.1	English summary of Labor Contract between the Company and Yihong Yao dated May 16, 2011, incorporated by reference from Exhibit 10.2 to our Form 10-Q filed on August 15, 2011.

10.2	Amendment to Labor Contract between the Company and Yihong Yao dated August 10, 2011, incorporated by reference from Exhibit 10.3 to our Form 10-Q filed on August 15, 2011.

10.3	Stock Purchase Agreement, dated August 19, 2008, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on August 19, 2008.

10.4	2008 Restricted Stock Plan established effective as of August 19, 2008, incorporated by reference from Exhibit 10.3 to our Form 8-K filed on August 19, 2008.

10.5	Forms of Restricted Stock Agreement, incorporated by reference from Exhibit 10.4 to our Form 8-K filed on August 19, 2008.

10.6	Form of Indemnity Agreement, incorporated by reference from Exhibit 10.1 to our Form 8-K filed on August 14, 2008.

10.7	Amended and Restated 2007 Equity Incentive Plan, incorporated by reference from Exhibit 10.2 to our Form 8-K filed on August 14, 2008.

10.8	Notice of Grant and Stock Option Agreement (For Participant Resident in the United States of America), incorporated by reference from Exhibit 10.3 to our Form 8-K filed on September 27, 2007.

10.9	Notice of Grant and Stock Option Agreement (For Participant Resident in The Peoples Republic of China), incorporated by reference from Exhibit 10.4 to our Form 8-K filed on September 27, 2007.

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

10.26
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

SOLAR ENERTECH CORP.
Date: December 27, 2011
	By:	/s/ Yihong Yao
Yihong Yao Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Leo Shi Young and Yihong Yao, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Leo Shi Young	Date: December 27, 2011
Leo Shi Young President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Yihong Yao	Date: December 27, 2011
Yihong Yao Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)