Form 10-Q
period 2011-12-31
SOLAR ENERTECH CORP
filed 2012-02-14
CIK 1307873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes    ☐  No    ☒

Number of shares outstanding of registrant’s class of common stock as of February 6, 2012: 183,069,290

SOLAR ENERTECH CORP

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

Solar EnerTech Corp.

Consolidated Balance Sheets

	December 31, 2011	September 30, 2011
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,095,000	$1,324,000
Accounts receivable, net of allowance for doubtful accounts off
$450,000 and $454,000 at December 31, 2011 and September 30, 2011, respectively	5,296,000	7,715,000
Advance payments and other	497,000	703,000
Inventories, net	901,000	2,189,000
VAT receivable	—	535,000
Other receivable	418,000	807,000
Total current assets	8,207,000	13,273,000
Property and equipment, net	8,162,000	8,523,000
Deposits	79,000	81,000
Total assets	$16,448,000	$21,877,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$5,060,000	$7,035,000
Customer advance payment	625,000	1,599,000
Accrued expenses	2,156,000	2,023,000
Short-term loans	—	273,000
Convertible notes, net of discount	1,507,000	1,474,000
Derivative liabilities	3,000	3,000
Total liabilities	9,351,000	12,407,000

STOCKHOLDERS' EQUITY:
Common stock - 400,000,000 shares authorized at $0.001 par value, 181,480,266 and 181,495,962 shares issued and outstanding at December 31, 2011 and
September 30, 2011, respectively	181,000	181,000
Additional paid in capital	100,507,000	100,422,000
Accumulated other comprehensive income	3,627,000	3,893,000
Accumulated deficit	(97,218,000)	(95,026,000)
Total stockholders' equity	7,097,000	9,470,000
Total liabilities and stockholders' equity	$16,448,000	$21,877,000

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.

Consolidated Statements of Operations

(Unaudited)

	Quarter Ended December 31,
	2011	2010

Sales	$2,107,000	$15,507,000
Cost of sales	(3,091,000)	(14,391,000)
Gross profit (loss)	(984,000)	1,116,000

Operating expenses:
Selling, general and administrative	1,017,000	2,351,000
Research and development	26,000	69,000
Gain on debt extinguishment	—	(32,000)
Reversal of payroll related tax accrual	—	(5,817,000)
Total operating expenses	1,043,000	(3,429,000)

Operating income (loss)	(2,027,000)	4,545,000

Other income (expense):
Interest income	1,000	3,000
Interest expense	(59,000)	(71,000)
Gain on change in fair market value of compound embedded derivative	—	202,000
Gain on change in fair market value of warrant liability	—	466,000
Other expense	(107,000)	(158,000)
Net income (loss)	$(2,192,000)	$4,987,000

Net income (loss) per share - basic	(0.01)	$0.03
Net income (loss) per share - diluted	$(0.01)	$0.03

Weighted average shares outstanding - basic	173,838,226	160,416,534
Weighted average shares outstanding - diluted	173,838,226	171,351,607

The accompanying notes are an integral part of these consolidated financial statements.

Solar EnerTech Corp.

Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,192,000)	$4,987,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	508,000	642,000
Stock-based compensation	62,000	659,000
Accounts payable and accrued liabilities, related parties	—	(5,817,000)
Amortization of other assets	—	5,000
Gain on debt extinguishment	—	(32,000)
Payment of interest by issuance of shares	23,000	25,000
Amortization of note discount and deferred financing cost	33,000	32,000
Gain on change in fair market value of compound embedded derivative	—	(202,000)
Gain on change in fair market value of warrant liability	—	(466,000)
Changes in operating assets and liabilities:
Accounts receivable, net	2,475,000	(277,000)
Advance payments and other	213,000	473,000
Inventories, net	1,302,000	(1,254,000)
VAT receivable	537,000	(1,092,000)
Other receivable	395,000	342,000
Accounts payable, accrued liabilities and customer advance payment	(2,894,000)	(2,952,000)
Net cash provided by (used in) operating activities	462,000	(4,927,000)

Cash flows from investing activities:
Acquisition of property and equipment	(74,000)	(169,000)
Net cash used in investing activities	(74,000)	(169,000)

Cash flows from financing activities:
Borrowing under short-term loans	238,000	2,533,000
Short-term loans repayment	(511,000)	(2,382,000)
Net cash provided by (used in) financing activities	(273,000)	151,000

Effect of exchange rate on cash and cash equivalents	(344,000)	66,000
Net decrease in cash and cash equivalents	(229,000)	(4,879,000)
Cash and cash equivalents, beginning of period	1,324,000	6,578,000
Cash and cash equivalents, end of period	$1,095,000	$1,699,000
Cash paid:
Interest	$3,000	$13,000
Supplemental disclosure of non-cash activities:
Extinguishment of convertible notes by issuance of common stock	$—	$(100,000)

The accompanying notes are an integral part of these consolidated financial statements

SOLAR ENERTECH CORP.

Notes to Consolidated Financial Statements

December 31, 2011 (Unaudited)

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

On January 15, 2010, the Company incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement its existing production facilities to meet increased sales demands. On February 8, 2010, the Company acquired land use rights of a 68,025 square meter parcel of land located in Yizheng, Jiangsu Province of China, which was to be used to house the Company’s second manufacturing facility. With the decision of the Board of Directors, the Company wrote-off the registration of the Yizheng Jiangsu Province subsidiary on December 22, 2011.

NOTE 2 — GOING CONCERN

The Company has incurred significant net losses during each period from inception through December 31, 2011 and has an accumulated deficit of approximately $97.2 million at December 31, 2011. The conditions described raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements have been prepared on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Warranty Cost

The Company provides product warranties and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company’s standard solar modules are typically sold with a two-year warranty for defects in materials and workmanship and a ten-year and twenty five-year warranty against declines of more than 10.0% and 20.0%, respectively, of the initial minimum power generation capacity at the time of delivery. The Company therefore maintains warranty reserves to cover potential liabilities that could arise from its warranty obligations and accrues the estimated costs of warranties based primarily on management’s best estimate. In estimating warranty costs, the Company applied Accounting Standards Codification Topic 460 (“ASC 460”) – Guarantees, specifically paragraphs 460-10-25-5 to 460-10-25-7 of the FASB Accounting Standards Codification. This guidance requires that the Company make a reasonable estimate of the amount of a warranty obligation. It also provides that in the case of an entity that has no experience of its own, reference to the experience of other entities in the same business may be appropriate. Because the Company began to commercialize its products in fiscal year 2007, there is insufficient experience and historical data that can be used to reasonably estimate the expected failure rate of its solar modules. Thus, the Company considers warranty cost provisions of other China-based manufacturers that produce photovoltaic products that are comparable in engineering design, raw material input and functionality to the Company’s products, and sold to a similar target and class of customer with similar warranty coverage. In determining whether such peer information can be used, the Company also considers the years of experience that these manufacturers have in the industry. Because the Company’s industry is relatively young as compared to other traditional manufacturing industries, the selected peer companies that the Company considers have less than ten years in manufacturing and selling history. In addition, they have a manufacturing base in China, offer photovoltaic products with comparable engineering design, raw material input, functionality and similar warranty coverage, and sell in markets, including the geographic areas and class of customer, where the Company competes. Based on the analysis applied, the Company accrues warranty at 1% of sales. The Company has not experienced any material warranty claims to date in connection with declines of the power generation capacity of its solar modules and will prospectively revise its actual rate to the extent that actual warranty costs differ from the estimates. As of December 31, 2011 and September 30, 2011, the Company’s warranty liability was $1,616,000 and $1,532,000, respectively. The Company’s warranty costs for the three months ended December 31, 2011 and 2010 were $84,000 and $109,000, respectively. The Company did not make any warranty payments during the three months ended December 31, 2011 and 2010.

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

As part of the acquisition of the land use right, the Company is required to complete construction of the facility by February 8, 2012. The Board of Directors of the Company decided not to continue to fund the investment in the Yizheng Jiangsu Province subsidiary. The Company received the approval on December 22, 2011 to write-off the registration of the Yizheng Jiangsu Province subsidiary.

In September 2011, the Company wrote off the land use rights and received a partial refund. The remaining refund of approximately $317,000 is estimated to be received in February 2012.

Impairment of Long Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during the three months ended December 31, 2011 and 2010.

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

On August 21, 2008, the Company entered into an equity purchase agreement in which it acquired two million shares of common stock of 21-Century Silicon, Inc., a polysilicon manufacturer based in Dallas, Texas (“21-Century Silicon”), for $1.0 million in cash. The two million shares of common stock represented approximately 7.8% of 21-Century Silicon’s outstanding equity. In connection with the equity purchase agreement, the Company also signed a memorandum of understanding with 21-Century Silicon for a four-year supply framework agreement for polysilicon shipments.  The first polysilicon shipment from 21-Century Silicon was initially expected in March 2009, but was subsequently delayed to March 2010. On March 5, 2009, the Emerging Technology Fund, created by the State of Texas, invested $3.5 million in 21-Century Silicon to expedite production and commercialization of research. The Company’s ownership of 21-Century Silicon became 5.5% as a result of the dilution. This first polysilicon shipment that was to be delivered in March 2010 was further delayed without a specified date given by 21-Century Silicon. As a result of the continued delays in shipment, in July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development.  The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. Based on the findings from this visit, the timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows.  The Company considered the above findings were indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred. Accordingly, an impairment loss of $1.0 million was recorded in the Consolidated Statements of Operations for the fiscal year ended September 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million shares of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of December 31, 2011, the Company has not yet acquired the additional two million common shares (at $0.50 per share) as the product shipment has not occurred.  On October 7, 2010, the X-Change Corporation announced that it has acquired 21-Century Silicon, Inc. The terms of the acquisition are anticipated to involve a change in control of the 21-Century Silicon and the appointment of new directors. The X-Change Corporation is anticipated to issue 20 million shares of its unregistered, restricted common stock to the shareholders of 21-Century Silicon in exchange for 100% of the issued and outstanding stock of 21-Century Silicon. As of the date of this report, the X-Change Corporation has not issued its shares to the Company.

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

Shipping and Handling Costs

The Company incurred shipping and handling costs of $267,000 and $157,000 for the three months ended December 31, 2011 and 2010, respectively, which are included in selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers.

Research and Development Cost

Expenditures for research activities relating to product development are charged to expense as incurred. Research and development cost for the three months ended December 31, 2011 and 2010 were $26,000 and $69,000, respectively.

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

During the three months ended December 31, 2011 and 2010, the Company had three and one customers, respectively that accounted for more than 10% of net sales.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). The amendments to this update provide a uniform framework for applying the principles of fair value measurement and include (i) amendments that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments do not require additional fair value measurements. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not believe the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2001-05 amends Topic 220, “Comprehensive Income”, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after December 15, 2011, and must be applied retrospectively. The Company will adopt ASU 2011-05 in the second quarter of fiscal year 2012. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 — FINANCIAL INSTRUMENTS

The Company’s assets that are potentially subject to significant concentration of credit risk are primarily cash and cash equivalents, advance payments to suppliers and accounts receivable.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash. At December 31, 2011 and September 30, 2011, the Company had approximately $82,000 and $82,000, respectively in excess of insured limits.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable.  Concentrations of credit risk with respect to accounts receivable are limited because a number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but generally does not require collateral to support customer receivables. All of the Company’s customers have gone through a very strict credit approval process. The Company diligently monitors the customers’ financial position. Payment terms for our solar module sales generally range from 0 to 60 days. In some cases, these terms are extended up to 200 days for certain qualifying customers of whom the Company applied rigorous credit requirements. The Company has also purchased insurance from the China Export & Credit Insurance Company to insure the collectability of the outstanding accounts receivable balances of a key customer. During the three months ended December 31, 2011 and 2010, the Company had three and one customers, respectively that accounted for more than 10% of net sales.

Foreign exchange risk and translation

The Company may be subject to significant currency risk due to the fluctuations of exchange rates between the Chinese Renminbi, Euro and the United States dollar.

The local currency is the functional currency for the China subsidiary.  Assets and liabilities are translated at end of period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of other comprehensive income (loss) until the translation adjustments are realized. Included in other comprehensive income were foreign currency translation adjustment loss of $266,000 and foreign currency translation adjustment gain of $203,000 for the three months ended December 31, 2011 and 2010, respectively.   Foreign currency transaction gains and losses are included in earnings. For the three months ended December 31, 2011 and 2010, the Company recorded foreign exchange losses of $0.1 million and $0.2 million, respectively.

NOTE 5 — ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

At December 31, 2011 and September 30, 2011, the accounts receivable, net of allowance for doubtful accounts consists of:

	December 31, 2011	September 30, 2011
Accounts receivable, gross	$5,746,000	$8,169,000
Allowance for doubtful accounts	(450,000)	(454,000)
Accounts receivable, net	$5,296,000	$7,715,000

The following table summarizes the activities of the allowance for doubtful accounts as of December 31, 2011 and September 30, 2011:

Allowance for doubtful accounts
As of September 30, 2010	$42,000
Addition	432,000
Write-down	(20,000)
As of September 30, 2011	454,000
Write-down	(4,000)
As of December 31, 2011	$450,000

NOTE 6 — ADVANCE PAYMENTS AND OTHER

At December 31, 2011 and September 30, 2011, advance payments and other consist of:

	December 31, 2011	September 30, 2011
Prepayment for raw materials	$311,000	$310,000
Others	186,000	393,000
Total advance payments and other	$497,000	$703,000

NOTE 7 — INVENTORIES

At December 31, 2011 and September 30, 2011, inventories consist of:

	December 31, 2011	September 30, 2011
Raw materials	$1,026,000	$1,268,000
Finished goods	611,000	2,415,000
Inventories, gross	$1,637,000	$3,683,000
Inventory Provision	(736,000)	(1,494,000)
Inventories, net	$901,000	$2,189,000

NOTE 8 — PROPERTY AND EQUIPMENT

The Company depreciates its assets over their estimated useful lives. A summary of property and equipment at December 31, 2011 and September 30, 2011 is as follows:

	December 31, 2011	September 30, 2011
Production equipment	$9,916,000	$9,782,000
Leasehold improvements	3,984,000	3,950,000
Automobiles	320,000	318,000
Office equipment	415,000	411,000
Machinery	3,147,000	3,121,000
Furniture	71,000	71,000
Total property and equipment	17,853,000	17,653,000
Less: accumulated depreciation	(9,691,000)	(9,130,000)
Total property and equipment, net	$8,162,000	$8,523,000

NOTE 9 — SHORT TERM LOANS

At December 31, 2011 and September 30, 2011, short-term loans consist of:

	December 31, 2011	September 30, 2011

Short-term loans	$—	$273,000

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

If the insured customer fails to repay the amounts outstanding due to the Company, the insurance proceeds will be remitted directly to BOC instead of the Company.  No amount was drawn down as of December 31, 2011. There have been no insurance claims submitted to CECIC. There are no commitment fees associated with the unused portion of the credit facility. The interest rate of the credit facility is 6.52% during the three months ended December 31, 2011. The weighted average interest rate on this credit facility during the three months ended December 31, 2011 was 6.52% per annum.

NOTE 10 — INCOME TAX

The Company has no taxable income and no provision for federal and state income taxes is required for the three months ended December 31, 2011 and 2010, respectively, except certain state minimum tax.

The Company conducts its business in the United States and in various foreign locations and generally is subject to the respective local countries’ statutory tax rates.

Utilization of the U.S. federal and state net operating loss carry forwards may be subject to substantial annual limitation due to certain limitations resulting from ownership changes provided by U.S. federal and state tax laws. The annual limitation may result in the expiration of net operating losses carryforwards and credits before utilization. The Company has net operating losses in its foreign jurisdictions and those losses can be carried forward 5 years from the year the loss was incurred. As of December 31, 2011 and 2010, the Company’s deferred tax assets were subject to a full valuation allowance.

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

There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 2006 to 2011 remain open in various tax jurisdictions. The Company has not recorded any unrecognized tax benefits; and does not anticipate any significant changes within the next 12 months.

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

On January 19, 2010, a holder of approximately $1.8 million of the Company’s formerly outstanding Series B Notes and Series B Warrants (hereinafter referred to as the “Holder”) of the Company’s common stock disputed the effectiveness of the Conversion Agreement and the Warrant Amendment.  Accordingly, the Holder did not tender its Series B Notes for conversion. After negotiations with the Holder, on March 19, 2010, the Company entered into an Exchange Agreement with the Holder (the “Exchange Agreement”), whereby the Company issued the Series B-1 Note with a principal amount of $1.8 million (the “Series B-1 Note”) to the Holder along with 283,498 shares of the Company’s common stock as settlement of the accrued interest on the Holder’s Series B Notes and 666,666 shares of the Company’s common stock as settlement of the outstanding dispute regarding the effectiveness of the Company’s Conversion Agreement and the Warrant Amendment.  The Company did not capitalize any financing costs associated with the issuance of the Series B-1 Note.  As of December 31, 2011, the Company has an outstanding convertible note with a principal balance of $1,540,261 consisting of the Series B-1 Note, which was recorded at a carrying amount of $1,507,000. The Series B-1 Note bears interest at 6% per annum and is due on March 19, 2012. During the three months ended December 31, 2011, the Company issued 784,304 shares of its common stock to settle the accrued interest on the Series B-1 Note.

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

On March 19, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby the Company issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum. On May 11, 2011, the Company executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of the Company’s listing from the OTCBB to the OTCQB, (b) the failure of the Company to timely pay the interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. As of December 31, 2011, the outstanding principal of the Note is $1,540,261, the carrying value was $1,507,000 and the related interest was $23,294. Notwithstanding the above, the Company’s liquidity and financial position raises substantial doubt about the Company’s ability to continue as a going concern.

The loss (gain) on debt extinguishment is computed as follows:

	Quarter Ended December 31,
	2011	2010
Fair value of the common shares	$—	$70,000
Fair value of the CED liability associated with the converted notes	—	(13,000)
Accreted amount of the notes discount	—	(89,000)
Loss on debt extinguishment	$—	$(32,000)

During the three months ended December 31, 2011, none of the Series B-1 Note was converted into the Company’s common stock.

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

The following table summarizes the valuation of the Notes and the related Compound Embedded Derivative, the Series A and Series B Warrants (including the Advisor Warrants), and the Series B-1 Note and the related Compound Embedded Derivative:

Carrying amount of Series B-1 Note at September 30, 2010	$1,531,000
Amortization of note discount and conversion effect	(57,000)
Carrying amount of Series B-1 Note at September 30, 2011	$1,474,000
Amortization of note discount and conversion effect	33,000
Carrying amount of Series B-1 Note at December 31, 2011	$1,507,000

Fair value of the Series B-1compound embedded derivative liabilities at September 30, 2010	$422,000
Gain on fair market value of embedded derivative liability	(393,000)
Effect on debt conversion	(26,000)
Fair value of the Series B-1compound embedded derivative liabilities at September 30, 2011	$3,000
Gain on fair market value of embedded derivative liability	—
Effect on debt conversion	—
Fair value of the Series B-1compound embedded derivative liabilities at December 31, 2011	$3,000

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

There were no warrants exercised during the three months ended December 31, 2011 and 2010.

A summary of outstanding warrants as of December 31, 2011 is as follows:

	Number of Shares	Exercise Price ($)	Recognized as
Granted in connection with convertible notes — Series A	7,246,377	1.21	Discount to notes payable
Granted in connection with convertible notes — Series B	21,578,948	0.90	Discount to notes payable
Granted in connection with common stock purchase — Series C	24,318,181	1.00	Additional paid in capital
Granted in connection with placement service	507,247	0.69	Deferred financing cost
Granted in connection with placement service	1,510,528	0.57	Deferred financing cost
Granted in connection with placement service	1,215,909	0.88	Additional paid in capital
Extinguishment in accordance with the Conversion Agreement	(53,143,506)	N/A	Loss on debt extinguishment
Issuance in accordance with the Conversion Agreement	53,143,506	0.15	Warrant liabilities
Cashless exercise of warrants	(1,147,394)	0.15	Additional paid in capital
Outstanding at December 31, 2011	55,229,796

At December 31, 2011, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding and Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Warrant	Number of	Exercise	Contractual
Exercise Price	Warrants	Price	Life
$0.15	51,996,112	$0.15	0.59
$0.57-$0.88	3,233,684	$0.71	0.52

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

The following table summarizes the activity of the Company’s unvested restricted stock units as of December 31, 2011 and September 30, 2011 is presented below:

	Restricted Stock
	Number of	Weighted-
	shares	average grant-
		date fair value
Unvested as of September 30, 2010	13,150,000	$0.62
Restricted stock canceled	(255,000)	$0.62
Restricted stock granted	8,600,000	$0.08
Restricted stock vested	(13,070,000)	$0.62
Unvested as of September 30, 2011	8,425,000	$0.49
Restricted stock canceled	(800,000)	$0.08
Unvested as of December 31, 2011	7,625,000	$0.48

In October, 2011, 800,000 shares of our restricted stock were cancelled due to employees’ resignation.

The total unvested restricted stock as of December 31, 2011 and September 30, 2011 were 7,625,000 and 8,425,000 shares, respectively.

Stock-based compensation expense for restricted stock for the three months ended December 31, 2011 and 2010 were $43,000 and $0.6 million, respectively. As of December 31, 2011, the total unrecognized compensation expense net of forfeitures related to unvested awards was $0.5 million and is expected to be amortized over a weighted average period of 2.5 years.

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

On May 5, 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2007 Plan.  On August 13, 2008, the Company reincorporated into the State of Delaware. As of December 31, 2011 and September 30, 2011, 9,810,000 and 9,810,000 shares of common stock, respectively remain available for future grants under the Amended 2007 Plan.

These options vest over various periods up to four years and expire no more than ten years from the date of grant. A summary of activity under the Amended 2007 Plan is as follows:

	Options Available For Grant	Number of Options Outstanding	Weighted Average Fair Value Per Share	Weighted Average Exercise Price Per Share
Balance at September 30, 2010	12,860,000	2,140,000	$0.32	$0.55
Options granted	(4,000,000)	4,000,000	$0.05	$0.06
Options cancelled	950,000	(950,000)	$0.20	$0.32
Balance at September 30, 2011	9,810,000	5,190,000	$0.11	$0.18
Options granted	—	—	$—	$—
Options cancelled	—	—	$—	$—
Balance at December 31, 2011	9,810,000	5,190,000	$0.11	$0.18

The total fair value of shares vested during the three months ended December 31, 2011 and 2010 were approximately $0 and $6,000, respectively.

At December 31, 2011 and September 30, 2011, 5,190,000 and 5,190,000 options were outstanding, respectively and had a weighted-average remaining contractual life of 8.74 years and 8.99 years, respectively. Of these options, 1,190,000 and 1,190,000 shares were vested and exercisable on December 31, 2011 and September 30, 2011, respectively.  The weighted-average exercise price and weighted-average remaining contractual term of options currently exercisable were $0.62 and 5.75 years, respectively.

There were no employee stock options granted during the three months ended December 31, 2011.

In accordance with the provisions of FASB ASC 718, the Company has recorded stock-based compensation expense of $19,000 and $0.7 million for the three months ended December 31, 2011 and 2010, respectively, which include the compensation effect for the options and restricted stock. The stock-based compensation expense is based on the fair value of the options at the grant date.  The Company recognized compensation expense for share-based awards based upon their value on the date of grant amortized over the applicable service period, less an allowance estimated future forfeited awards.

Issuance of common shares to settle the accrued interest on the Series B-1 Note

On October 1, 2011, the Company issued 784,304 shares of its common stock as accrued interest to the holder of our Series B-1 convertible note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

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

The Company’s liabilities measured at fair value on a recurring basis consisted of the following types of instruments as of December 31, 2011:

	Fair Value at December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilites	$3,000	—	—	$3,000

Total liabilities	$3,000	—	—	$3,000

The method used to estimate the value of the Series B-1 Note compound embedded derivatives (“CED”) was a binomial model with the following assumptions:

	December 31, 2011	September 30, 2011
Implied term (years)	0.22	0.47
Suboptimal exercise factor	2.50	2.50
Volatility	80.20%	80.20%
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.06%	0.06%

The fair value of the Series A and Series B Warrants (including the Advisor Warrants) were estimated using a binomial valuation model with the following assumptions:

	December 31, 2011	September 30, 2011
Implied term (years)	0.18	0.43
Suboptimal exercise factor	2.5	2.5
Volatility	78%	78%
Dividend yield	0%	0%
Risk free interest rate	0.05%	0.05%

The carrying values of cash and cash equivalents, accounts receivable, accrued expenses, accounts payable, accrued liabilities and amounts due to related party approximate fair value because of the short-term maturity of these instruments. The Company does not invest its cash in auction rate securities.

At December 31, 2011, the principal outstanding and the carrying value of the Company’s Series B-1 Note were $1,540,261 and $1,507,000, respectively. The Series B-1 Note contains two embedded derivative features, the conversion option and a redemption privilege accruing to the holder if certain conditions exist (the “compound embedded derivative”), which are measured at fair value both initially and in subsequent periods. The fair value of the convertible notes can be determined based on the fair value of the entire financial instrument.

NOTE 14 — COMPREHENSIVE INCOME (LOSS)

The Company computes comprehensive income (loss) in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 220, “Comprehensive Income”. FASB ASC 220 establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements.

The components of comprehensive income (loss) were as follows:

	Quarter Ended December 31,
	2011	2010
Net income (loss)	$(2,192,000)	$4,987,000
Other comprehensive income:
Change in foreign currency translation	(266,000)	203,000
Comprehensive income (loss)	$(2,458,000)	$5,190,000

The accumulated other comprehensive income at December 31, 2011 and September 30, 2011 comprised of accumulated translation adjustments of $3.6 million and $3.9 million, respectively.

NOTE 15 — NET INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted net income (loss) per share applicable to common stockholders:

	Quarter Ended December 31,
	2011	2010

Calculation of net income (loss) per share - basic:

Net income (loss)	$(2,192,000)	$4,987,000
Weighted-average number of common shares outstanding	173,838,226	160,416,534
Net income (loss) per share - basic	$(0.01)	$0.03

Calculation of net income (loss) per share - diluted:

Net income (loss)	$(2,192,000)	$4,987,000
Less: Gain on change in fair market value of compound embedded derivative	—	(202,000)
Interest expense on convertible notes	—	57,000
Net income (loss) assuming dilution	$(2,192,000)	$4,842,000

Weighted-average number of common shares outstanding	173,838,226	160,416,534
Effect of potentially dilutive securities:
Convertible notes	—	10,935,073
Weighted-average number of common shares outstanding assuming dillution	173,838,226	171,351,607

Net income (loss) per share - diluted	$(0.01)	$0.03

During the three months ended December 31, 2011, 5,190,000 stock options, 55,229,796 warrants and 7,625,000 restricted stocks were excluded from the calculation of earnings per share because their effect would be anti-dilutive.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Research and development commitment

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, Solar EnerTech is committed to fund the establishment of laboratories and completion of research and development activities. On November 12, 2010, the Company amended the agreement with Shanghai University and extended the funding commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, the Company has committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by the Company and Shanghai University. As of December 31, 2011, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

The Company will continue to invest in research and development as it grows its business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Shanghai University needs to obtain the pre-approval from the Company before incurring expenditures on the program. If the Company fails to make pre-approved funding payments, when requested, it is deemed to be a breach of the agreement. If the Company is unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of December 31, 2011, the Company is not in breach as it has not received any additional compensation requests for pre-approved funding payment from Shanghai University.

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

Capital commitments

On August 21, 2008, the Company acquired two million shares of common stock of 21-Century Silicon for $1.0 million in cash as previously discussed in “Note 3 — Summary of Significant Accounting Policies – Investments”  above.  In July 2010, members of the Company’s executive team, including the CEO, visited 21-Century Silicon and conducted reviews of the production facility and technical development. The review indicated that 21-Century Silicon’s production facility and technical development were significantly below expected standards. In addition, management of 21-Century Silicon expressed the need for more funding to sustain operations. Moreover, 21-Century Silicon could not provide the Company with updated financial information concerning 21-Century Silicon’s working capital condition and future cash flows. The timing of the first polysilicon shipment is unknown and it is unknown whether it will even occur. The Company considered the factors above as indicators that a significant adverse effect on the fair value of the Company’s investment in 21-Century Silicon had occurred.  Accordingly, an impairment loss of $1.0 million was recorded in the Consolidated Statements of Operations for the fiscal year ended September 30, 2010 to fully write-down the carrying amount of the investment. The Company may also be obligated to acquire an additional two million common shares (at $0.50 per share) of 21-Century Silicon upon the first polysilicon shipment meeting the quality specifications determined solely by the Company. As of December 31, 2011, the Company has not yet acquired the additional two million shares as the product shipment has not occurred. On October 7, 2010, the X-Change Corporation announced that it has acquired 21-Century Silicon, Inc. The terms of the acquisition is anticipated to involve a change in control of the 21-Century Silicon and the appointment of new directors. The X-Change Corporation is anticipated to issue 20 million shares of its unregistered, restricted common stock to the shareholders of 21-Century Silicon in exchange for 100% of the issued and outstanding stock of 21-Century Silicon. As of the date of this report, the X-Change Corporation has not issued its shares to the Company.

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by our Board of Directors and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of December 31, 2011 was $32 million. The Board of Directors of the Company has decided not to fund the remaining balance of $15.5 million. On September 11, 2011, Solar EnerTech (Shanghai) Co., Ltd received approval from the Shanghai Government to reduce the capital requirement to $32 million.

On January 15, 2010, we incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement our existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million was to be funded by October 16, 2011.  The Board of Directors of the Company decided not to continue to fund the investment in the Yizheng Jiangsu Province subsidiary. We received the approval on December 22, 2011 to write-off the registration of the Yizheng Jiangsu Province subsidiary.

Convertible note

On March 19, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby the Company issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum. On May 11, 2011, the Company executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of the Company’s listing from the OTCBB to the OTCQB, (b) the failure of the Company to timely pay the interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. Notwithstanding the above, the Company’s liquidity and financial position raises substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2011, the outstanding principal of the Note was $1,540,261, the carrying value was $1,507,000 and the related interest was $23,294.

NOTE 16 — FOREIGN OPERATIONS

The Company identifies its operating segments based on its business activities. The Company operates within a single operating segment, the manufacture of solar energy cells and modules in China.

The Company’s manufacturing operations and fixed assets are all based in China. The Company’s sales occurred in Europe, Australia, North America and China.

NOTE 17 — SUBSEQUENT EVENTS

The Company has reviewed all subsequent events and transactions that occurred from the balance sheet date through the date these financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to “Solar EnerTech”, the “Company,” “we,” “our,” and “us” refer to Solar EnerTech Corp. and its subsidiaries.

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that relate to our current expectations and views of future events. In some cases, readers can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue.” These statements relate to events that involve known and unknown risks, uncertainties and other factors, including those listed under the headings “Risks Related to Our Business and Our Industry,” “Risks Related to Doing Business in China” and “Risks Related To an Investment in Our Securities” in our Form 10-K filed with the Securities and Exchange Commission on December 27, 2011 as well as other relevant risks detailed in our filings with the SEC which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The information set forth in this report on Form 10-Q should be read in light of such risks and in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

Our solar cells and modules are sold under the brand name “SolarE”.  Our total sales for the three months ended December 31, 2011 was $2.1 million and our end users are mainly in Europe and Australia.  In anticipation of entering the US market, we have established a headquarter office which also serves as marketing, purchasing and distribution office in Mountain View, California. Our goal is to become a worldwide supplier of PV cells and modules.

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

On May 11, 2011, we executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of our listing from the OTCBB to the OTCQB, (b) the failure of us to timely pay the interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement was amended to reduce the conversion price of the Note from $0.15 to $0.10 per common shares, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. Notwithstanding the above, our liquidity and financial position raises substantial doubt about our ability to continue as a going concern. If we are unable to renegotiate the terms of the Series B-1 Note prior to the March 19, 2012 due date, we may not be able to continue as a going concern. As of December 31, 2011, the outstanding principal of the Note was $1,540,261, the carrying amount was $1,507,000 and the related interest was $23,294.

On May 5, 2011, we entered into a credit facility arrangement with BOC, in which we can draw up to the cumulative amount of accounts receivable outstanding from our key customer. If we are unable to successfully generate enough revenues to cover our costs or secure additional financing, our liquidity and results of operations may be materially and adversely affected. As of December 31, 2011, we had no short term loans outstanding.

As of December 31, 2011, we had cash and cash equivalents balance of approximately $1.1 million. On May 5, 2011, we entered into a credit facility arrangement with BOC, in which we can draw up to the cumulative amount of accounts receivable outstanding from our key customer. If we are unable to successfully generate enough revenues to cover our costs or secure additional financing, our liquidity and results of operations may be materially and adversely affected.

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

Critical Accounting Policies

We consider our accounting policies related to principles of consolidation, revenue recognition, inventory reserve, and stock based compensation, fair value of equity instruments and derivative financial instruments to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in determining our consolidation policy, when to recognize revenue, how to evaluate our equity instruments and derivative financial instruments, and the calculation of our inventory reserve and stock-based compensation expense. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes that there have been no significant changes during the three months ended December 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-K filed for the year ended September 30, 2011 with the Securities and Exchange Commission (the “SEC”). For a description of those critical accounting policies, please refer to our 2011 Annual Report on Form 10-K.

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

Impairment of Long Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. When such factors and circumstances exist, management compares the projected undiscounted future cash flows associated with the future use and disposal of the related asset or group of assets to their respective carrying values. Impairment, if any, is measured as the excess of the carrying value over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No loss on property and equipment impairment was recorded during the three months ended December 31, 2011 and 2010.

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

Results of Operations for the three months ended December 31, 2011 and 2010

The following discussion of the financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our audited consolidated financial statements and notes filed with the SEC on Form 10-K and its subsequent amendments.

Sales, Cost of Sales and Gross Profit (Loss)

	Quarter Ended December 31, 2011		Quarter Ended December 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Sales	$2,107,000	100.0%	$15,507,000	100.0%	$(13,400,000)	(86.4%)
Cost of sales	(3,091,000)	(146.7%)	(14,391,000)	(92.8%)	11,300,000	(78.5%)
Gross profit (loss)	$(984,000)	(46.7%)	$1,116,000	7.2%	$(2,100,000)	(188.2%)

For the three months ended December 31, 2011, we reported total sales of $2.1 million, representing a decrease of $13.4 million, or 86.4%, compared to $15.5 million of sales in the same period of the prior year. For the three months ended December 31, 2011, our $2.1 million in sales mainly comprised of solar module sales. In comparison, our $15.5 million in sales in the same period of the prior year comprised of $15.3 million in solar module sales and $0.2 million in solar cell sales. The solar module shipments decreased from 8.0 MW in the three months ended December 31, 2010 to 2.0 MW in the three months ended December 31, 2011. In addition, the unit selling price decreased from $1.91 per watt for the three months ended December 31, 2010 to $ 1.00 per watt for the three months ended December 31, 2011. The decline in sales was mainly due to a downturn in major European and Australia markets which has left module shipments well in excess of demand.

Selling, general and administrative

	Quarter Ended December 31, 2011		Quarter Ended December 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Selling, general and administrative	$1,017,000	48.3%	$2,351,000	15.2%	$(1,334,000)	(56.7%)

For the three months ended December 31, 2011, our selling, general and administrative expenses were $1.0 million, representing a decrease of $1.3 million, or 56.7%, from $2.4 million in the three months ended December 31, 2010. The decrease in the selling, general and administrative expenses was primarily due to a decrease in sales orders which caused a decrease in variable cost such as shipping and handling costs. Selling, general and administrative expenses as a percentage of sales for the three months ended December 31, 2011 increased to 48.3% from 15.2% for the three months ended December 31, 2010 due to lower sales during the three months ended December 31, 2011 compared to the same period a year ago.

Research and development

	Quarter Ended December 31, 2011		Quarter Ended December 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Research and development	$26,000	1.2%	$69,000	0.4%	$(43,000)	(62.3%)

Research and development expenses in the three months ended December 31, 2011 and 2010 were $26,000 and $69,000, respectively. Research and development expenses as a percentage of sales for the three months ended December 31, 2011 increased to 1.2% from 0.4% for the three months ended December 31, 2010.

In accordance with our joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 (amended on November 12, 2010) expiring on December 15, 2016, we committed to fund the establishment of laboratories and completion of research and development activities at no less than RMB 30 million ($4.5 million) cumulatively within eight years (extended from five years). The funding requirements are based on specific milestones agreed upon by Shanghai University and us. Shanghai University needs to obtain pre-approval from us before incurring expenditures on the program. We provided $26,000 in funding to Shanghai University during the three months ended December 31, 2011. As of December 31, 2011, there were approximately $3.2 million remaining to be funded in full by December 15, 2014.

Gain on debt extinguishment

	Quarter Ended December 31, 2011		Quarter Ended December 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Gain on debt extinguishment	$—	0.0%	$(32,000)	(0.2%)	$32,000	(100.0%)

There was no gain on debt extinguishment recorded during the three months ended December 31, 2011.

During the three months ended December 31, 2010, $100,000 of the Series B-1 Note was converted into 666,667 shares of our common stock. As a result, we recorded a cumulative gain on debt extinguishment of approximately $32,000 as a result of the Conversion Agreement and the Exchange Agreement during the quarter ended December 31, 2010.

Reversal of payroll related tax accrual

	Quarter Ended December 31, 2011		Quarter Ended December 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Reversal of payroll related tax accrual	$—	0.0%	$(5,817,000)	(37.5%)	$5,817,000	(100.0%)

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

Other income (expense)

	Quarter Ended December 31, 2011		Quarter Ended December 31, 2010		Year-Over-Year Change
	Amount	% of net sales	Amount	% of net sales	Amount	% of change
Interest income	$1,000	0.0%	$3,000	0.0%	$(2,000)	(66.7%)
Interest expense	(59,000)	(2.8%)	(71,000)	(0.5%)	12,000	(16.9%)
Gain on change in fair market value
of compound embedded derivative	—	0.0%	202,000	1.3%	(202,000)	(100.0%)
Gain on change in fair market value
of warrant liability	—	0.0%	466,000	3.0%	(466,000)	(100.0%)
Other expense	(107,000)	(5.1%)	(158,000)	(1.0%)	51,000	(32.3%)
Total other income (expense)	$(165,000)	(7.8%)	$442,000	2.9%	$(607,000)	(137.3%)

For the three months ended December 31, 2011, total other expense was $0.2 million, representing an increase of $0.6 million, or 137.3%, compared to total other income of $0.4 million for the same period of the prior year. Other expense as a percentage of sales for the three months ended December 31, 2011 was 7.8% compared to other income as a percentage of sales of 2.9% for the same period in the prior year. We incurred interest expenses of $59,000 and $71,000 in the three months ended December 31, 2011 and 2010, respectively, primarily related to 6% interest charges on the Series B-1 Note. In the three months ended December 31, 2011, there was no gain on change in fair market value of warranty liability and no gain on change in fair market value of compound embedded derivative compared to a gain on change in fair market value of warrant liability of $0.5 million and a gain on change in fair market value of compound embedded derivative of $0.2 million during the three months ended December 31, 2010.  Other expenses of $0.1 million and $0.2 million for the three months ended December 31, 2011 and 2010, respectively, were primarily related to foreign exchange loss.

Liquidity and Capital Resources

	December 31, 2011	September 30, 2011	Change

Cash and cash equivalents	$1,095,000	$1,324,000	$(229,000)

As of December 31, 2011, we had cash and cash equivalents of $1.1 million as compared to $1.3 million at September 30, 2011. We will require a significant amount of cash to fund our operations. Changes in our operating plans, an increase in our inventory, increased expenses, or other events, may cause us to seek additional equity or debt financing in the future. In order to continue as a going concern, we will need to continue to generate new sales while controlling our costs.  If we are unable to successfully generate enough sales to cover our costs, our liquidity and results of operations may be materially and adversely affected and we may not continue as a going concern.

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

	Quarter Ended December 31,
	2011	2010	Change

Net cash provided by (used in):
Operating activities	$462,000	$(4,927,000)	$5,389,000
Investing activities	(74,000)	(169,000)	95,000
Financing activities	(273,000)	151,000	(424,000)
Effect of exchange rate changes on cash and cash equivalents	(344,000)	66,000	(410,000)
Net decrease in cash and cash equivalents	$(229,000)	$(4,879,000)	$4,650,000

Net cash provided by operating activities was $0.5 million for the three months ended December 31, 2011, representing an increase of $5.4 million, compared to net cash used in operating activities of $4.9 million for the three months ended December 31, 2010. Cash flow from operating activities reflected a net loss of $2.2 million adjusted for non-cash items, including depreciation of property and equipment, stock-based compensation, amortization of note discount and deferred financing cost and payment of interest by issuance of shares. The increase of $5.4 million in net cash provided by operating activities from the three months ended December 31, 2010 to the three months ended December 31, 2011 was mainly attributable to collected receivables, partially offset by more cash out flow for purchase of raw materials in the three months ended December 31, 2011 compared to the same period in 2010. The payment terms granted by our major vendors were from 0 to 60 days. There was no material change in the payment terms granted by our major vendors in the three months ended December 31, 2011 compared to the same period in the prior year. The net income excluding non-cash expenses for the three months ended December 31, 2011 decreased compared to the same period in 2010, coupled with lower balances in accounts payable, accrued liabilities and customer advance payment as of December 31, 2011 compared to December 31, 2010.

Net cash used in investing activities was $0.1 million and $0.2 million in the three months ended December 31, 2011 and 2010, respectively. The decrease of $0.1 million in net cash used in investing activities was primarily due to lower property and equipment acquisitions during the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Net cash used in financing activities was $0.3 million in the three months ended December 31, 2011 and net cash provided by financing activities in the three months ended December 31, 2010 was $0.2 million. The increase of $0.4 million in net cash used in financing activities was primarily due to us paying off our credit facility at IBC.

Our consolidated balance sheet, statements of operations and cash flows have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

On March 19, 2010, we entered into an Exchange Agreement (the “Exchange Agreement”) with Capital Ventures International (“CVI”) whereby we issued a Series B-1 Convertible Note (the “Note”) to CVI with an original principal amount of $1,815,261, which is due on March 19, 2012 and bears interest at 6% per annum. On May 11, 2011, we executed an amendment with CVI (“Amendment”) whereby CVI waives the following Trigger Events: (a) the migration of our listing from the OTCBB to the OTCQB, (b) the failure of us to timely pay the interest payment due on April 1, 2011 and (c) any other Trigger Event that may exist as of the date of this Amendment. According to the Amendment, Section 3(c) of the Exchange Agreement is amended to reduce the conversion price of the Note from $0.15 to $0.10 per common share, subject to further adjustment upon certain specified events as defined in the Exchange Agreement. Notwithstanding the above, our liquidity and financial position raises substantial doubt about our ability to continue as a going concern. If we are unable to renegotiate the terms of the Note prior to the March 19, 2012 due date, we may not be able to continue as a going concern. As of December 31, 2011, the outstanding principal of the Note was $1,540,261, the carrying value was $1,507,000 and the related interest was $23,294.

On March 25, 2010, we entered into a one year contract with China Export & Credit Insurance Corporation (“CECIC”) to insure the collectability of outstanding accounts receivable for two of the key customers. We pay a fee based on a fixed percentage of the accounts receivable outstanding and expense this fee when it is incurred. In addition, on March 30, 2010, we entered into a one year revolving credit facility arrangement with IBC that is secured by the accounts receivable balances of the two key customers insured by CECIC above. On March 25, 2011, we renewed our contract with CECIC for another one year to insure the collectability of outstanding accounts receivable of one of the key customers for up to $3.5 million. On May 5, 2011, we terminated the credit facility arrangement with IBC and on the same day, we entered into a revolving credit facility arrangement with Bank of China (“BOC”), which is also secured by the accounts receivable balances of the key customers insured by CECIC above. If the insured customer fails to repay the amounts outstanding due to us, the insurance proceeds will be remitted directly to BOC instead of us.  The interest rate of the credit facility is variable and ranged from 3.78% to 5.30% during the three months ended December 31, 2011. We repaid all amounts on August 12, 2011 when the loan came due. No amount was drawn down as of December 31, 2011 and there have been no insurance claims submitted to CECIC. The credit facility contains certain non-financial ratios related covenants, including maintaining creditworthiness, complying with all contractual obligations as requested by BOC, fulfillment of other indebtedness (if any), maintaining its business license and continuing operations, ensuring its financial condition does not deteriorate, remaining solvent, and other conditions, as defined in the credit facility agreement. We complied with these covenants as of December 31, 2011. If we fail to comply with our covenants on our credit facility, our debt may be accelerated or future drawdown requests may not be honored.

As of December 31, 2011, we had cash and cash equivalents balance of approximately $1.1 million. If we experience a material shortfall versus our operating plans, we can take actions to try to remediate the cash shortage, including but not limited to raising additional funds through debt financing, securing a credit facility, entering into secured or unsecured bank loans, or undertaking equity offerings such as a rights offering to existing shareholders. However, due to the conditions of capital and credit markets, we cannot be sure that external financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or our stockholders. If we are unable to successfully generate enough revenues to cover our costs or secure additional financing, our liquidity and results of operations may be materially and adversely affected, and we may not be able to continue as a going concern.

Off-Balance Sheet Arrangements

Pursuant to a joint research and development laboratory agreement with Shanghai University, dated December 15, 2006 and expiring on December 15, 2016, we are committed to funding the establishment of laboratories and completion of research and development activities. On November 12, 2010, we amended the agreement with Shanghai University and extended the commitment from five years to eight years, and consequently the agreement will end on December 15, 2014. Based on the amendment, we committed to fund no less than RMB 30 million ($4.5 million) cumulatively across the eight years. The funding requirements are based on specific milestones agreed upon by Shanghai University and us. As of December 31, 2011, there are approximately $3.2 million remaining to be funded in full by December 15, 2014.

We intend to increase research and development spending as we grow our business. The payment to Shanghai University will be used to fund program expenses and equipment purchase. Shanghai University needs to obtain the pre-approval from us before incurring expenditures on the program. If we fail to make pre-approved funding payments, when requested, we will be deemed to be in breach of the agreement. If we are unable to correct the breach within the requested time frame, Shanghai University could seek compensation up to an additional 15% of the total committed amount for approximately $0.7 million. As of December 31, 2011, we are not in breach as we have not received any additional compensation requests for pre-approved funding payment from Shanghai University.

On September 22, 2008, the registered capital of Solar EnerTech (Shanghai) Co., Ltd was increased from $25 million to $47.5 million, which was approved by our Board of Directors and authorized by Shanghai Municipal Government (the “Shanghai Government”). The paid-in capital as of December 31, 2011 was $32 million. The Board of Directors of the Company has decided not to fund the remaining balance of $15.5 million. On September 11, 2011, Solar EnerTech (Shanghai) Co., Ltd received approval from the Shanghai Government to reduce the capital requirement to $32 million.

On January 15, 2010, we incorporated a wholly-owned subsidiary in Yizheng, Jiangsu Province of China to supplement our existing production facilities to meet increased sales demands.  The subsidiary was formed with a registered capital requirement of $33 million, of which $23.4 million was to be funded by October 16, 2011.  The Board of Directors of the Company decided not to continue to fund the investment in the Yizheng Jiangsu Province subsidiary. We received the approval on December 22, 2011 to write-off the registration of the Yizheng Jiangsu Province subsidiary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities Exchange Commission, and to ensure that such information required to be disclosed by our company in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the lack of finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP. Our fiscal 2011 financial reporting close process was ineffective in recording certain transactions according to the applicable accounting pronouncement and preparing certain critical financial statement disclosures. Our plan to remediate the material weaknesses primarily consisted of hiring finance and accounting personnel with an appropriate level of knowledge, experience and training in the application of U.S. GAAP and training, educating and equipping our existing personnel on U.S. GAAP accounting matters and enhance our accounting and finance policy.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company’s risk factors are included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and remain the same.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2012, we issued 1,589,024 shares of our common stock as accrued interest to the holder of our Series B-1 convertible note. These shares were exempt from any registration requirement under the Securities Act pursuant to Section 3(a)(9) of the Securities Act and Rule 144 promulgated under the Securities Act.

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

SOLAR ENERTECH CORP.

Date: February 14, 2012	By:	/s/ Yihong Yao

Yihong Yao
Chief Financial Officer

